Form 10-Q
period 1994-03-31
JORDAN INDUSTRIES INC
filed 1994-05-12
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                           --------------------


                                 FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1994   Commission File Number 33-24317

                          JORDAN INDUSTRIES, INC.
            (Exact name of registrant as specified in charter)

            Illinois                          36-3598114
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

      ArborLake Centre, Suite 550                60015
        1751 Lake Cook Road,                   (Zip Code)
        Deerfield, Illinois
(Address of Principal Executive Offices)

            Registrant's telephone number, including Area Code:
                              (708) 945-5591

Former name, former address and former fiscal year, if changed since last report: Not applicable.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                    Yes  X         No

     The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

     The number of shares outstanding of Registrant's Common Stock as of May 13, 1994: 93,501.0004.

                        FORM 10-Q QUARTERLY REPORT

                          JORDAN INDUSTRIES, INC.

                                   INDEX


Part I.                                                Page No.

     Financial Information

     Condensed Consolidated Balance Sheets
      at March 31, 1994, and December 31, 1993            3

     Condensed Consolidated Statements of Operations
      for the Three Months Ended March 31, 1994
      and 1993                                            4

     Condensed Consolidated Statements of Cash Flows
      for the Three Months Ended March 31, 1994
      and 1993                                            5

     Notes to Condensed Consolidated Financial
      Statements                                          6

     Management's Discussion and Analysis of
      Financial Condition and Results of Operations       9


Part II.

     Other Information                                   12

     Signatures                                          13

                            JORDAN INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                March 31,       December 31,
                                                  1994              1993
                                               (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                     $31,215           $ 68,273
  Accounts receivable, net                       44,850             47,786
  Inventories                                    69,198             61,186
  Prepaid expenses and other current assets       7,001              5,735
     Total Current Assets                       152,264            182,980

Property, plant and equipment, net               59,666             57,700
Note receivable from affiliate                    8,283              5,535
Goodwill, net                                    69,593             57,102
Other assets                                     36,020             35,192
     Total Assets                              $325,826           $338,509

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
  Accounts payable                             $ 27,316           $ 31,806
  Accrued liabilities                            16,695             26,086
  Advance deposits                                4,851              1,696
  Current portion of long-term debt               1,758              1,902
     Total Current Liabilities                   50,620             61,490

Long-term debt                                  363,786            356,981
Other non-current liabilities                     2,560              3,649
Deferred income taxes                             3,459              6,784
Minority interest                                   881                 31
Redeemable preferred stock                            9                243
Net Capital Deficiency:
  Common stock                                        1                  1
  Additional paid-in capital                      2,972              2,972
  Accumulated deficit                           (98,462)           (93,642)
     Total Net Capital Deficiency               (95,489)           (90,669)
     Total Liabilities and Net Capital
      Deficiency                               $325,826           $338,509


     See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                 THREE MONTHS ENDED
                                                     March 31,
                                                   1994      1993

Net sales                                        $80,927   $69,973
Cost of sales, excluding depreciation             50,935    44,765
Selling, general and administrative
  expenses                                        21,170    16,527

Depreciation                                       2,355     2,232
Amortization of goodwill and other
 intangibles                                       2,047     2,226
Management fees and other                            270       973

     Operating income                              4,150     3,250

Other (income) and expenses:
  Interest expense                                 9,959     9,168
  Interest income                                   (294)     (101)
  Interest income from affiliate                       -      (113)
     Total other expenses                          9,665     8,954

     Loss before income taxes and
      minority interest                           (5,515)   (5,704)
Provision (benefit) for income taxes              (1,604)      346
Loss before minority interest                     (3,911)   (6,050)
Minority interest                                   (858)      (20)
     Net loss                                    $(4,769) $ (6,070)



See accompanying notes to condensed consolidated financial statements.

                            JORDAN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                 THREE MONTHS ENDED
                                                       March 31,
                                                  1994        1993

Cash flows from operating activities:
 Net loss                                      $ (4,769)   $ (6,070)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating
      activities:
     Depreciation and amortization                4,402       4,963
     Benefit from deferred income taxes          (3,325)       (200)
     Minority interest                              858          20
     Non-cash interest                            2,299           -
     Changes in operating assets and
      liabilities net of effects from
      acquisitions:
        Increase in current assets               (3,527)      1,942
        Decrease in current liabilities         (11,660)      4,697
        Increase in non-current assets             (388)          -

        Net cash provided by (used in)
         operating activities                   (16,110)      5,352

Cash flows from investing activities:
   Capital expenditures                          (2,551)     (1,239)
   Notes receivable from affiliate               (2,748)       (800)
   Acquisitions of minority interests and other  (1,052)        (81)
   Acquisition of subsidiary                    (14,016)          -

        Net cash used in investing activities   (20,367)     (2,120)

Cash flows from financing activities:
   Repayment of long-term debt                     (521)       (118)
   Other                                            (60)       (365)
        Net cash used in financing activities      (581)       (483)

Net increase (decrease) in cash and cash
 equivalents                                    (37,058)      2,749
Cash and cash equivalents at beginning of
 period                                          68,273       8,886
Cash and cash equivalents at end of period     $ 31,215    $ 11,635



See accompanying notes to condensed consolidated financial statements.

                            JORDAN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)



A.  Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1993, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1993 10-K"). Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B.  Inventories

Inventories are summarized as follows:
                                                 March 31,    December 31,
                                                   1994           1993

     Raw materials                                $13,992       $15,000
     Work-in-process                                7,980         5,868
     Finished goods                                47,226        40,318
                                                  $69,198       $61,186
C.  Notes Receivable from Affiliate

At March 31, 1994, the Company had notes receivable from Cape Craftsmen, Inc., a company that is controlled by the partners, principals, employees and affiliates of The Jordan Company, of $8,283.

D.  Accounting for Income Taxes

Effective January 1, 1993, the Company adopted FAS No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets as of March 31, 1994, are as follows:

                            JORDAN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)



Deferred tax liabilities

Tax over book depreciation                   $ 8,960
Other                                            496
     Total deferred tax liabilities          $ 9,456

Deferred tax assets

NOL carryforwards                            $29,000
Other                                          2,779
     Total deferred tax assets               $31,779
Valuation allowance for deferred
 tax assets                                  (25,782)
     Net deferred tax assets                   5,997
     Net deferred tax liabilities            $ 3,459


Note E.  Acquisition of Subsidiary

On January 4, 1994, the Company, through its newly-formed wholly-owned subsidiary, J2, Inc., bought substantially all of the net assets of Valmark Industries, Inc. ("Valmark"), a manufacturer of membrane switches, graphic panel overlays, labels, and bar codes.

The purchase price of $18,016, including costs incurred directly related to the transaction, was allocated to working capital of $2,105, property, plant and equipment of $1,358, non-compete agreements of $1,500, other assets of $58, and the assumption of a long-term capital lease obligation of $4 and resulted in an excess purchase price over net identifiable assets of $12,999. The acquisition was financed with the issuance of a $4,000 Subordinated Note to a former shareholder, and cash.

Note F.  Proposed Welcome Home Initial Public Offering

Welcome Home, Inc., ("Welcome Home"), has filed a registration statement relating to the proposed initial public offering by Welcome Home of 3.0 million shares of Welcome Home Common Stock (and an additional .45 million shares issuable upon exercise of an over-allotment option granted by Welcome Home to its underwriters). In the registration statement, Welcome Home estimated that the initial public offering price per share will be between $14.00 and $16.00.

                            JORDAN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


Welcome Home expects that the initial public offering will be completed in June, 1994. The net proceeds to Welcome Home from the sale of the 3.0 million shares of Welcome Home Common Stock in connection with the initial public offering, assuming an initial public offering price of $15.00 per share (the midpoint of the range noted above) are estimated to be approximately $41.3 million after deducting estimated underwriting discounts and offering expenses payable by Welcome Home (or approximately $47.6 million, assuming the underwriters' over-allotment option is exercised in full). The net proceeds from the initial public offering (other than from the underwriters' over-allotment option) will be used by Welcome Home to pay transaction expenses and to repay certain intercompany indebtedness owed by Welcome Home to Jordan Industries. Any net proceeds from the exercise of the underwriters' over-allotment option will be retained by Welcome Home and will be used by Welcome Home for working capital and general corporate purposes. Jordan Industries expects to apply the net proceeds received from Welcome Home either to reinvest in its existing or similar businesses or to repay indebtedness.

Upon completion of Welcome Home's initial public offering, Jordan Industries would own approximately 57.2% (or 54.3%, if the underwriters' over-allotment option is exercised in full) of the outstanding shares of Welcome Home Common Stock. There can be no assurances, however, that Welcome Home's initial public offering will be completed, or will be completed in accordance with the timing, pricing and other terms described above.

In 1986, the Company granted ownership interests to certain members of management, which vested over five years through 1990. These executives will be issued stock certificates representing their ownership interest in the Company as of March 22, 1991, when Jordan Industries acquired the Company. In the first quarter of 1994, the Company recorded $858 as minority interest to reflect managements' 7.5% ownership.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1993 10-K and the financial statements and the related notes thereto which are included elsewhere in this quarterly report.

Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the first quarter ended March 31, 1994 and 1993. This discussion reviews the foregoing segment data and certain of the consolidated financial data for the Company.

                                           QUARTER ENDED MARCH 31,
                                               1994      1993

Net Sales:
Consumer Products                             $40,459   $34,483
Industrial Products and Equipment              27,588    25,494
Specialty Advertising and Calendars            12,880     9,996
     Total                                    $80,927   $69,973

Operating Income (a):
Consumer Products                             $ 2,635   $ 1,991
Industrial Products and Equipment               4,931     4,273
Specialty Advertising and Calendars            (1,059)     (787)
     Total                                    $ 6,507   $ 5,477

Operating Margins (b):
Consumer Products                               6.5%      5.8%
Industrial Products and Equipment              17.9      16.8
Specialty Advertising and Calendar             (8.2)     (7.9)
Consolidated                                    8.0       7.8



(a) Before corporate overhead of $2,357 and $2,227 for the three months ended March 31, 1994 and 1993, respectively.
(b)  Operating margin is operating income divided by net sales.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

Consumer Products. As of March 31, 1994, the Consumer Products segment consists of Sate-Lite, DACCO, Riverside and Welcome Home.

First quarter net sales increased $6.0 million or 17.3% compared to 1993. The increase was due to increased sales in rebuilt converters at DACCO, $1.9 million, self-help books and bibles at Riverside, $1.9 million, and 27 additional stores at Welcome Home, $2.8 million, offset by lower sales of bicycle reflectors at Sate-Lite, ($.6 million).

First quarter operating income increased $.6 million or 32.3% compared to 1993. Operating income increases at DACCO, $.8 million, and Riverside, $.1 million, were offset by declines at Sate-Lite, ($.2 million), and Welcome Home, ($.1 million). Sate-Lite's decrease in operating income was caused by lower gross margins due to plastic wheel sales in 1994. Welcome Home's operating income decrease was due to the additional stores being opened during their slowest part of the year. The operating margin for the segment increased from 5.8% to 6.5% due to the increase in sales and operating income.

Industrial Products and Equipment. The Industrial Products and Equipment segment consists of Parsons, Dura-Line, Imperial, Scott, Gear, Hudson, AIM and Cambridge.

First quarter net sales increased $2.1 million or 8.2% compared to 1993. Increases in sales of Innerduct at Dura-Line, $1.6 million, elevator motors at Imperial, $1.1 million, electronic connectors at AIM, $.3 million, and connectors at Cambridge, $.6 million, are partially offset by a decrease in machining services at Parsons, ($1.5 million).

First quarter operating income increased $.7 million or 15.4% compared to 1993. Operating income increases at Imperial, $.4 million, Hudson, $.4 million, and Cambridge, $.3 million were offset by a decline at Parsons, ($.4 million). Parsons' operating income decrease was due to its lower sales. The operating margin increased from 16.8% to 17.9%. This was primarily due to the higher sales noted above.

Specialty Advertising and Calendars. The Specialty Advertising and Calendars segment consists of JII/SPAI, Beemak, and Valmark.

First quarter net sales increased $2.9 million or 28.9% compared to 1993. Without the Valmark acquisition in January 1994, net sales decreased $.3 million or 3.5% from 1993. This was due to the decrease in JII/SPAI's ad-specialty business, ($1.0 million), offset by an increase in calendars and school annual sales at JII/SPAI, $.7 million.

First quarter operating income decreased $.3 million or 34.6% compared to 1993 due to the decrease in ad-specialty sales at JII/SPAI. The operating margin decreased from (7.9)% to (8.2)%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


Consolidated Results: (See Condensed Consolidated Statements of Operations.) First quarter operating income increased $.9 million or 27.7% compared to 1993 due to a higher gross profit and lower management fees and other. First quarter interest expense increased from $9.2 million to $10.0 million due to higher debt levels. First quarter interest income increased from $.1 million to $.3 million due to higher cash balances. Primarily as a result of higher operating income, higher interest income, and a benefit for income taxes, partially offset by higher interest expense, the Company incurred a net loss of $4.8 million in the first quarter of 1994 as compared to a net loss of $6.1 million in 1993.

Liquidity and Capital Resources. The Company had $101.6 million of working capital at March 31, 1994, compared to $121.5 million at the end of 1993. The decrease in working capital was due to lower cash balances, lower accounts receivable, and higher advanced deposits, offset by higher inventories, higher prepaid expenses and other current assets, lower accounts payable, lower accrued liabilities, and lower current portion of long term debt.

The Company's net cash used in operating activities for the three months ended March 31, 1994 increased $21.5 million versus the same period in 1993. This increase was due to lower depreciation and amortization, ($.6 million), higher benefit for deferred income taxes, ($3.1 million), an increased in current assets, ($5.5 million), a decrease in current liabilities ($16.4 million), and an increase in non-current assets ($.4 million) offset by a lower net loss, $1.3 million, higher minority interest, $.8 million, and non-cash interest, 2.3 million.

The net cash used in investing activities for the three months ended March 31, 1994, increased $18.2 million versus the same period in 1993. This increase was due to higher capital expenditures, ($1.3 million), higher advances to affiliate, ($1.9 million), an increase in acquisitions of minority interest of ($1.0 million), and the acquisition of Valmark, ($14.0 million).

The net cash used in financing activities for the three months ended March 31, 1994 increased $.1 million versus the same period in 1993. This increase was due to higher debt repayments ($.4 million), partially offset by lower other cash flows, $.3 million.

None of the subsidiaries require significant amounts of capital spending to sustain its current operations or to achieve projected growth.

                          PART II.  OTHER INFORMATION



Item 1.        Legal Proceedings
               None

Item 2.        Changes in Securities
               None

Item 3.        Defaults upon Senior Securities
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               None

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K
               None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JORDAN INDUSTRIES, INC.





May 13, 1994                            By:    /s/ Thomas C. Spielberger
                                              Thomas C. Spielberger
                                              Vice President, Controller