Form 10-Q
period 1994-06-30
JORDAN INDUSTRIES INC
filed 1994-08-12
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                           --------------------

                                 FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1994    Commission File Number 33-24317

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

     The number of shares outstanding of Registrant's Common Stock as of August 12, 1994: 93,501.0004

                        FORM 10-Q QUARTERLY REPORT

                          JORDAN INDUSTRIES, INC.

                                   INDEX


Part I.                                                Page No.

     Financial Information

     Condensed Consolidated Balance Sheets
      at June 30, 1994, and December 31, 1993             3

     Condensed Consolidated Statements of Operations
      for the Second Quarter and Six Months Ended
      June 30, 1994 and 1993                              4

     Condensed Consolidated Statements of Cash Flows
      for the Six Months Ended June 30, 1994
      and 1993                                            5

     Notes to Condensed Consolidated Financial
      Statements                                          6

     Management's Discussion and Analysis of
      Financial Condition and Results of Operations       9


Part II.

     Other Information                                   13

     Signatures                                          14

                            JORDAN INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                         June 30,      December 31,
                                           1994            1993

ASSETS

Current Assets:
  Cash and cash equivalents             $ 15,851       $ 68,273
  Accounts receivable - net               49,481         47,786
  Inventories                             73,656         61,186
  Prepaid expenses and other current
   assets                                  7,461          5,735
     Total Current Assets                146,449        182,980

Property, plant and equipment - net       67,013         57,700
Notes receivable from affiliates           9,638          5,535
Goodwill - net                            89,346         57,102
Other assets                              35,930         35,192
     Total Assets                       $348,376       $338,509

LIABILITIES AND NET CAPITAL DEFICIENCY

Current Liabilities:
  Accounts payable                      $ 26,367            $ 31,806
  Accrued liabilities                     27,634              26,086
  Advance deposits                         3,090               1,696
  Current portion of long-term debt        1,320               1,902
     Total Current Liabilities            58,411              61,490

Long-term debt                           377,193             356,981
Other non-current liabilities              2,470               3,649
Deferred income taxes                      3,960               6,784
Minority interest and other                1,099                  31
Redeemable preferred stock                     9                 243
Net Capital Deficiency:
  Common stock                                 1                   1
  Additional paid-in capital               2,972               2,972
  Accumulated deficit                    (97,739)            (93,642)
     Total Net Capital Deficiency        (94,766)            (90,669)
     Total Liabilities and Net Capital
      Deficiency                        $348,376            $338,509

See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                        SIX MONTHS ENDED
                                      SECOND QUARTER        June 30,
                                      1994      1993     1994      1993

Net sales                           $102,761   $88,096 $183,688 $158,069
Cost of sales, excluding
 depreciation                         62,807    53,103  113,742   97,868
Selling, general and administra-
 tive expenses                        24,004    20,192   45,174   36,719
Depreciation                           2,460     2,344    4,815    4,576
Amortization of goodwill and other
  intangibles                          1,974     2,208    4,021    4,434
Management fees and other                488       430      758    1,403

Operating income                      11,028     9,819   15,178   13,069

Other (income) and expenses:
  Interest expense                    10,112     9,166   20,071   18,334
  Interest income                       (207)     (249)    (501)    (350)
  Interest income from affiliates          -      (142)       -     (255)
     Total other expenses              9,905     8,775   19,570   17,729
Income (loss) before income taxes
  and minority interest                1,123     1,044   (4,392)  (4,660)
Provision (benefit) for income taxes     537        70   (1,067)     416
Income (loss) before minority
  interest                               586       974   (3,325)  (5,076)
Minority interest                         (4)        4      854       24

Net Income (Loss)                   $    590   $   970  $(4,179)$ (5,100)



See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                      SIX MONTHS ENDED
                                                          June 30,
                                                     1994        1993
Cash flows from operating activities:
 Net loss                                          $(4,179)    $(5,100)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Depreciation and amortization                   9,462      10,021
     Benefit from deferred income taxes             (2,824)       (400)
     Minority interest                               1,054          24
     Non-cash interest                               4,638           -
     Changes in operating assets and
      liabilities net of effects from
      acquisitions:
        Increase in current assets                  (9,767)     (3,723)
        Increase (decrease) in current
         liabilities                                (3,887)      2,597
        Increase in non-current assets              (1,047)          -
        Net cash provided by (used in)
         operating activities                       (6,550)      3,419

Cash flows from investing activities:
   Capital expenditures                             (3,292)     (3,382)
   Notes receivable from affiliates                 (4,103)     (2,200)
   Acquisition of subsidiaries                     (35,516)          -
   Acquisitions of minority interests and other     (1,227)       (936)
   Other                                                81        (597)
        Net cash used in investing activities      (44,057)     (7,115)

Cash flows from financing activities:
   Repayment of long-term debt                      (1,620)       (448)
   Deferred financing costs                           (195)       (178)
        Net cash used in financing activities       (1,815)       (626)

Net decrease in cash and cash equivalents          (52,422)     (4,322)

Cash and cash equivalents at beginning of period    68,273       8,886
Cash and cash equivalents at end of period         $15,851     $ 4,564

Cash paid during the period for:
      Interest                                     $15,259     $17,052
      Income taxes, net                            $   508     $   616

Non-cash investing activities:
      Capital leases                               $ 7,107     $   171


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

B.  Inventories

Inventories are summarized as follows:
                                               June 30,     December 31,
                                                1994           1993

     Raw materials                            $13,952        $15,000
     Work in process                            6,522          5,868
     Finished goods                            53,182         40,318
                                              $73,656        $61,186
C.  Notes Receivable from Affiliates

At June 30, 1994, the Company had notes receivable from Cape Craftsmen, Inc., a company that is controlled by the partners, principals, employees and affiliates of The Jordan Company, of $9,638.

D.  Accounting for Income Taxes

Effective January 1, 1993, the Company adopted FAS No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Adoption of the new rules had no material effect on either the Company's operating results or its financial position for the twelve months ended December 31, 1993.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1994, are as follows:

                           JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)



Deferred tax liabilities

Tax over book depreciation                        $ 8,960
Other                                                 496
  Total deferred tax liabilities                    9,456

Deferred tax assets

NOL carryforwards                                  28,500
Other                                               2,779
  Total deferred tax assets                        31,279
Valuation allowance for deferred
   tax assets                                     (25,783)
     Net deferred tax assets                        5,496
     Net deferred tax liabilities                 $ 3,960

Note E.  Acquisition of Subsidiaries

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

On May 20, 1994, the Company, through its wholly-owned subsidiary, J2, Inc., bought all of the common stock of Pamco Printed Tape and Label Co., Inc. ("Pamco"), a manufacturer of printed labels.

The purchase price of $25,500, including costs incurred directly related to the transaction, was allocated to working capital of $2,237, property, plant and equipment of $2,690, non-compete agreements of $1,000, and the assumption of a mortgage note of $731 and resulted in an excess purchase price over net identifiable assets of $20,304. The acquisition was financed with the issuance of a $4,000 Subordinated Note to a former shareholder, and cash.

                           JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)



Note F.  Revolving Credit Facility

On June 29, 1994, the Company entered into a $50 million five year revolving credit facility with the First National Bank of Boston ("FNBB"). The facility will be used for working capital and acquisitions over the term of the loan. There was no outstanding balance on the revolving credit facility at June 30, 1994.

Note G.  Postponed Welcome Home Initial Public Offering

During the first quarter of 1994, Welcome Home, Inc. ("Welcome Home"), filed a registration statement relating to the proposed initial public offering of
3.0 million shares of Welcome Home Common Stock (and an additional .45 million shares issuable upon exercise of an over-allotment option granted by Welcome Home to its underwriters). In the registration statement, Welcome Home initially estimated that the initial public offering price per share would have been between $13.00 and $15.00. The net proceeds were to be used by Welcome Home to pay transaction expenses and to repay certain intercompany indebtedness owed by Welcome Home to Jordan Industries, Inc. The initial public offering was expected to be completed in June of 1994. However, in light of the market conditions at the time and at the advice of its investment bankers, Welcome Home postponed the offering. The postponement will not have an adverse effect on the ongoing business of Welcome Home since the proceeds from the offering were to be used to pay intercompany indebtedness, owed to Jordan Industries, Inc., which, by its terms, is not required to be repaid at this time. The initial public offering may be attempted in the next twelve months, although no assurances can be given that the offering will be at the same pricing or will be completed.

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

Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the second quarter and six months ended June 30, 1994 and 1993. This discussion reviews the foregoing segment data and certain of the consolidated financial data for the Company.

                                                     SIX MONTHS ENDED
                                     SECOND QUARTER       June 30,
                                      1994    1993     1994     1993

Net Sales:
Consumer Products                  $ 49,156 $39,780 $ 89,615 $ 74,263
Industrial Products and
 Equipment                           30,549  29,114   58,137   54,608
Specialty Advertising and
 Calendars                           23,056  19,202   35,936   29,198
     Total                         $102,761 $88,096 $183,688 $158,069

Operating Income (a):
Consumer Products                  $  5,218 $ 4,001 $  7,854 $  5,992
Industrial Products and
 Equipment                            6,133   5,654   11,063    9,927
Specialty Advertising and
 Calendars                            2,549   2,174    1,490    1,387
     Total                         $ 13,900 $11,829 $ 20,407 $ 17,306

Operating Margins (b):
Consumer Products                    10.6%   10.1%     8.8%     8.1%
Industrial Products and
 Equipment                           20.1    19.4     19.0     18.2
Specialty Advertising and
 Calendars                           11.1    11.3      4.1      4.8
Consolidated                         13.5    13.4     11.1     10.9


(a) Before corporate overhead of $2,872 and $2,010 for the second quarter ended June 30, 1994 and 1993, respectively and $5,229 and $4,237 for the six months ended June 30, 1994 and 1993, respectively.

(b)  Operating margin is operating income divided by net sales.

Consumer Products. As of June 30, 1994, the Consumer Products segment consists of DACCO, Sate-Lite, Riverside, and Welcome Home.

Net sales during the second quarter and first six months of 1994 increased $9.4 million or 23.6% and $15.4 million or 20.7%, respectively, over the same periods in 1993. The second quarter sales increase was due to increased sales of rebuilt converters and soft parts at DACCO, $1.0 million, reflectors at Sate-Lite, $.8 million, music, books, gifts, and bibles at Riverside, $2.6 million, and a 16.0% same store sales increase and 21 additional stores at Welcome Home, $4.9 million. The increase in sales for the first six months were due to increased sales of rebuilt converters and other parts at DACCO, $3.0 million, bicycle reflectors at Sate-Lite, $.6 million, music, books, gifts and bibles at Riverside, $4.2 million, and a 13.9% same store sales increase and 21 additional stores at Welcome Home, $7.6 million.

Operating income increased $1.2 million or 30.4% and $1.9 million or 31.1% in the second quarter and first six months of 1994, respectively, compared to the same periods in 1993. The second quarter increase was due to increases at Sate-Lite, $.2 million, Riverside, $.5 million, and DACCO, $.4 million. The year-to-date increase was due to increases at DACCO, $1.2 million, and Riverside, $.6 million.

The second quarter operating margin increased from 10.1% in 1993 to 10.6% and the six month year-to-date margin increased from 8.1% in 1993 to 8.8%. These increases were due to higher sales volume and continuing cost control.

Industrial Products and Equipment. As of June 30, 1994, the Industrial Products and Equipment segment consists of Parsons, Dura-Line, Imperial, Scott, Gear, Hudson, AIM and Cambridge.

Net sales during the second quarter and first six months of 1994 increased $1.4 million or 4.9% and $3.5 million or 6.5%, respectively, over the comparable periods in 1993. The second quarter sales increase was due to increased sales of Innerduct at Dura-Line, $.9 million, motors at Imperial, $.3 million, gear sales at Gear, $.2 million, and connectors at AIM, $.5 million, offset by a decrease in fabrication sales at Parsons of $.5 million. The year-to-date increase was due to an increase in Innerduct sales at Dura-Line, $2.4 million, motors at Imperial, $1.0 million, connectors at AIM and Cambridge, $.8 million and $.6 million, respectively, offset by a decrease in fabrication sales at Parsons, $1.5 million.

Operating income increased $.5 million or 8.5% and $1.1 million or 11.4% in the second quarter and first six months of 1994, respectively, compared to the same periods in 1993. The second quarter increase was due to an increase at AIM, $.5 million, Hudson, $.3 million, Gear, $.2 million, and Scott, $.2 million, offset by a decrease at Dura-Line, $.7 million. The year-to-date increase was due to increases at Hudson, $.8 million, Cambridge, $.4 million, Scott, $.4 million, Gear, $.4 million and AIM, $.3 million, offset by decreases at Dura-Line and Parsons, $.7 million and $.5 million, respectively.

The second quarter operating margin increased from 19.4% in 1993 to 20.1% and the six month year-to-date margin increased from 18.2% in 1993 to 19.0%. These increases were due to higher sales and lower operating expenses.

Specialty Advertising and Calendars. As of June 30, 1994, the Specialty Advertising and Calendars segment consists of JII/SPAI, Beemak, Valmark and Pamco.

Net sales during the second quarter and first six months of 1994 increased $3.9 million or 20.1% and $6.7 million or 23.1%, respectively, compared to the same periods in 1993. The second quarter and six month sales increases are both attributable to the acquisition of Valmark and Pamco during 1994.
Without the Valmark and Pamco acquisitions, net sales for the second quarter decreased $.9 million or 4.8% and net sales for the six months decreased $1.2 million or 4.4% compared to the same periods in 1993. This was due to decreased sales of calendar, ad-specialty and school annuals at JII/SPAI, $.7 million and decreased molding sales at Beemak, $.2 million, in the second quarter. The six month decrease was due to lower ad-specialty sales at JII/SPAI, $1.3 million. Valmark and Pamco contributed $6.6 million and $1.4 million, respectively, to net sales during the first six months of 1994.

Operating income increased $.4 million or 17.2% and $.1 million or 7.4% in the second quarter and first six months of 1994, respectively compared to the same periods in 1993. The increases were due to the acquisitions of Valmark and Pamco which favorably affected operating income by $.3 million in the second quarter and $.3 million in the six month period. Without these acquisitions, operating income would have increased $.1 million in the second quarter, and decreased $.2 million for the six month period, as compared to 1993. Both fluctuations were attributable to JII/SPAI.

The second quarter operating margin decreased from 11.3% in 1993 to 11.1% and the six month year-to-date operating margin decreased from 4.8% in 1993 to 4.1%.

Consolidated Results: (See Condensed Consolidated Statements of Operations.) Operating income for the first six months increased $2.1 million or 16.1% compared to 1993 due to the increase in sales, lower amortization expense and lower management fees and other. Interest expense for the first six months of 1994 increased from $18.3 million to $20.1 million due to higher debt levels. Six month interest income increased from $.4 million to $.5 million due to higher cash balances. Primarily, as a result of higher operating income, the Company incurred a net loss of $4.2 million in the first six months of 1994 as compared to a net loss of $5.1 million in 1993.

Liquidity and Capital Resources. The Company had $88.0 million of working capital at June 30, 1994, compared to $121.5 million at the end of 1993. The decrease in working capital was due to lower cash balances, higher advance deposits, and higher accrued liabilities offset by higher accounts receivable, higher inventory, higher prepaid expenses, lower accounts payable and lower current portion of long-term debt.

The Company's net cash from operating activities for the six months ended June 30, 1994 decreased $10.0 million versus the same period in 1993. This decrease was due to a higher benefit for deferred taxes, $2.4 million, higher increase in current assets, $6.0 million, a decrease in current liabilities, $6.5 million, lower depreciation and amortization, $.6 million, and an increase in non-current assets of $1.0 million, offset by a lower net loss, $.9 million, higher minority interest, $1.0 million, and non-cash interest of $4.6 million.

The net cash used in investing activities for the six months ended June 30, 1994, increased $36.9 million versus the same period in 1993. This increase was due to higher advances to affiliates, $1.9 million, the acquisition of Valmark and Pamco, $35.5 million, and an increase in acquisitions of minority interest and other of $.3 million, offset by lower capital expenditures, $.1 million, and other of $.7 million.

The net cash used in financing activities for the six months ended June 30, 1994 increased $1.0 million versus the same period in 1993. This increase was due to higher debt repayments, $1.1 million, offset by lower deferred financing costs, $.1 million

The Company is, and expects to continue to be, in compliance with the provisions of the Indenture and the new Revolving Credit Facility.

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



Item 1.        Legal Proceedings
               None

Item 2.        Changes in Securities
               None

Item 3.        Defaults upon Senior Securities
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               None

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K/A

               (a) 10. Revolving Credit Agreement dated as of June 29, 1994 among JII, Inc., a wholly-owned subsidiary of the Company, and The First National Bank of Boston and certain other Banks.

               (b) Form 8-K/A filed on August 2, 1994, for the Agreement for Purchase and Sale of Assets of Valmark Industries, Inc. on November 24, 1993 and Agreement for Purchase and Sale of Stock of Pamco Printed Tape and Label Co., Inc. on May 19, 1994.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   JORDAN INDUSTRIES, INC.





August 12, 1994               By:    /s/ Thomas C. Spielberger
                                      Thomas C. Spielberger
                                      Controller and Principal
                                      Accounting Officer