Form 10-Q
period 1994-09-30
JORDAN INDUSTRIES INC
filed 1994-11-02
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549



                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934

For quarter ended September 30, 1994  Commission File Number 33-24317

                         JORDAN INDUSTRIES, INC.
            (Exact name of registrant as specified in charter)

             Illinois                          36-3598114
(State or other jurisdiction of            (I.R.S. Employer
incorporated or organization)              Identification No.)

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

                         Yes  X         No

     The aggregate market value of voting stock held by non-affiliates of the Registrant is non determinable as such shares were privately placed and there is currently no public market for such shares.

     The number of shares outstanding of Registrant's Common Stock as of November 2, 1994: 93,501.0004

                        FORM 10-Q QUARTERLY REPORT

                         JORDAN INDUSTRIES, INC.

                                  INDEX


Part I.                                                     Page No.

     Financial Information

     Condensed Consolidated Balance Sheets
      at September 30, 1994 and December 31, 1993              3

     Condensed Consolidated Statements of Operations
      for the Third Quarter and Nine Months Ended
      September 30, 1994 and 1993                              4

     Condensed Consolidated Statements of Cash Flows
      for the Nine Months Ended September 30, 1994
      and 1993                                             5 - 6

     Notes to Condensed Consolidated Financial
      Statements                                               7

     Management's Discussion and Analysis of
      Financial Condition and Results of Operations            10

Part II.

     Other Information                                         14

     Signatures                                                15

                         JORDAN INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (unaudited)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                       September 30,        December 31,
                                            1994                1993

ASSETS

Current Assets:
  Cash and cash equivalents                $ 26,223           $ 68,273
  Accounts receivable - net                  57,288             47,786
  Inventories                                78,348             61,186
  Prepaid expenses and other current
   assets                                     6,425              5,735
      Total Current Assets                  168,284            182,980

Property, plant and equipment - net          67,959             57,700
Notes receivable from affiliate               8,762              5,535
Goodwill - net                               89,066             57,102
Other assets                                 35,103             35,192
     Total Assets                          $369,174           $338,509

LIABILITIES AND NET CAPITAL DEFICIENCY

Current Liabilities:
  Accounts payable                         $ 28,567           $ 31,806
  Accrued liabilities                        20,241             26,086
  Advance deposits                            2,282              1,696
  Current portion of long-term debt           1,140              1,902
     Total Current Liabilities               52,230             61,490

Long-term debt                              379,422            356,981
Other non-current liabilities                 1,972              3,649
Deferred income taxes                         3,915              6,784
Minority interest and other                   3,210                 31
Redeemable preferred stock                        -                243
Net Capital Deficiency:
 Common stock                                     1                  1
 Additional paid-in capital                   2,972              2,972
 Accumulated deficit                        (74,548)           (93,642)
     Total Net Capital Deficiency           (71,575)           (90,669)
     Total Liabilities and Net
     Capital Deficiency                    $369,174           $338,509

See accompanying notes to condensed consolidated financial statements.

                         JORDAN INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (unaudited)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                       NINE MONTHS ENDED
                                      THIRD QUARTER       September 30,
                                     1994      1993     1994       1993
Net sales                          $109,103  $91,955  $292,790  $250,024
Cost of sales, excluding
 depreciation                        66,721   56,548   180,463   154,416
Selling, general and administra-
 tive expenses                       25,096   21,484    70,270    58,203
Depreciation                          2,641    2,250     7,456     6,826
Amortization of goodwill and other
 intangibles                          1,941    2,220     5,961     6,654
Management fees and other               546      499     1,304     1,902

Operating income                     12,158    8,954    27,336    22,023

Other (income) and expenses:
  Interest expense                   10,315   11,694    30,386    30,028
  Interest income                       (86)    (770)     (587)   (1,120)
  Interest income from affiliates         -     (159)        -      (414)
  Gain on sale of a partial interest
   in a subsidiary                  (21,790)       -   (21,790)        -
     Total other (income) expenses  (11,561)  10,765     8,009    28,494

Income (loss) before income taxes,
   minority interest, and
   extraordinary items               23,719   (1,811)   19,327    (6,471)
Provision (benefit) for income
 taxes                                  348      300      (719)      716
Income (loss) before minority
 interest and extraordinary items    23,371   (2,111)   20,046    (7,187)
Minority interest                       276        7     1,130        31
Income (loss) before extraordinary
  items                              23,095   (2,118)   18,916    (7,218)
Extraordinary loss                        -   23,592         -    23,592

Net income (loss)                  $ 23,095 $(25,710) $ 18,916 $ (30,810)



  See accompanying notes to condensed consolidated financial statements.

                         JORDAN INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                      NINE MONTHS ENDED
                                                        September 30,
                                                     1994          1993
Cash flows from operating activities:
 Net income (loss)                                  $ 18,916    $(30,810)
   Adjustments to reconcile net loss to net
     cash (used in) provided by operating
      activities:
     Extraordinary loss                                    -      23,592
     Depreciation and amortization                    14,365      14,689
     Benefit from deferred income taxes               (2,869)       (600)
     Minority interest                                 3,164          22
     Non-cash interest                                 7,068       1,689
     Changes in operating assets and
      liabilities (net of acquisitions):
        Increase in current assets                   (21,581)    (11,228)
        Increase (decrease) in current liabilities   (10,330)      1,093
        Increase in non-current assets                (1,222)     (1,177)
        Net cash provided by (used in) in operating
           activities                                  7,511      (2,730)

Cash flows from investing activities:
     Capital expenditures                             (6,880)     (6,296)
     Notes receivable from affiliate                  (3,075)     (2,400)
     Acquisition of subsidiaries                     (35,872)          -
     Acquisitions of minority interests and
      other                                           (1,410)     (2,531)
        Net cash used in investing
           activities                                (47,237)    (11,227)



  See accompanying notes to condensed consolidated financial statements.

                         JORDAN INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                    NINE MONTHS ENDED
                                                      September 30,
                                                    1994        1993


Cash flows from financing activities:
   Proceeds of debt issuance                            -      350,000
   Purchase of Senior Subordinated Notes                -     (157,269)
   Proceeds from Revolving Credit Facility         25,000         -
   Payments of Revolving Credit Facility          (25,000)     (66,950)
   Premium and consent fee on purchase
    of Senior Subordinated Notes                        -      (14,747)
   Deferred financing costs                          (852)     (13,153)
   Issuance of (repayment of) other long
    term debt                                      (1,737)       1,148
   Other                                               45         (309)
     Net cash provided by (used in)
      financing activities                         (2,544)      98,720
Effect of exchange rate changes on cash               220         (100)
Net increase (decrease) in cash and cash
 equivalents                                      (42,050)      84,663
Cash and cash equivalents at beginning of
 the year                                          68,273        8,886
Cash and cash equivalents at end of period       $ 26,223    $  93,549

Supplemental disclosures of cash flow
 information:

     Cash paid during the period for:

          Interest                               $ 29,670    $  21,241
          Income taxes, net                      $    627    $     939

     Non cash investing activities:

          Capital leases                         $  7,107    $     201

  See accompanying notes to condensed consolidated financial statements.

                         JORDAN INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)


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

B.  INVENTORIES

Inventories are summarized as follows:

                                       September 30,        December 31,
                                            1994                1993

     Raw materials                        $14,911             $15,000
     Work in process                        7,287               5,868
     Finished goods                        56,150              40,318
                                          $78,348             $61,186

C.  NOTES RECEIVABLE FROM AFFILIATES

At September 30, 1994, the Company had notes receivable from Cape Craftsmen, Inc., a company that is controlled by the partners, principals, employees and affiliates of The Jordan Company, of $8,762.

D.  ACCOUNTING FOR INCOME TAXES

Effective January 1, 1993, the Company adopted FAS No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. As permitted by FAS No. 109, prior year financial statements have not been restated. Adoption of the new rules had no material effect on either the Company's operating results or its financial position for the twelve months ended December 31, 1993.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 1994, are as follows:

                         JORDAN INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)



Deferred tax liabilities

Tax over book depreciation                      $ 8,915
Other                                               496
     Total deferred tax liabilities             $ 9,411


Deferred tax assets

NOL carryforwards                               $28,500
Other                                             2,779
    Total deferred tax assets                    31,279
Valuation allowance for deferred
   tax assets                                   (25,783)
     Net deferred tax assets                      5,496
     Net deferred tax liabilities               $ 3,915

E.  ACQUISITION OF SUBSIDIARIES

On January 4, 1994, the Company, through its newly-formed wholly-owned subsidiary, J2, Inc., bought substantially all of the net assets of Valmark Industries, Inc. ("Valmark"), a manufacturer of membrane switches, graphic panel overlays, labels, and bar codes.

The purchase price of $18,139, including costs incurred directly related to the transaction, was allocated to working capital of $2,105, property, plant and equipment of $1,358, non-compete agreements of $1,500, other assets of $58, and the assumption of long-term capital lease obligation of $4 and resulted in an excess purchase price over net identifiable assets of $13,122. The acquisition was financed with the issuance of a $4,000 Subordinated Note to a former shareholder, and cash.

On May 20, 1994, the Company, through its wholly-owned subsidiary, J2, Inc., bought all of the common stock of Pamco Printed Tape and Label Co., Inc. ("Pamco"), a manufacturer of printed labels.

The purchase price of $25,733, including costs incurred directly related to the transaction, was allocated to working capital of $2,237, property, plant and equipment of $2,690, non-compete agreements of $1,000, and the assumption of a mortgage note of $731 and resulted in an excess purchase price over net identifiable assets of $20,537. The acquisition was financed with the issuance of a $4,000 Subordinated Note to a former shareholder, and cash.

                         JORDAN INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)



F.  REVOLVING CREDIT FACILITY

On June 29, 1994, the Company entered into a $50 million five year revolving credit facility with the First National Bank of Boston ("FNBB"). The facility will be used for working capital and acquisitions over the term of the loan. There was no outstanding balance on the revolving credit facility at September 30, 1994.

G.  WELCOME HOME PUBLIC OFFERING

On September 29, 1994, Welcome Home, Inc. ("Welcome Home"), sold 2.5 million of the total 8.5 million shares outstanding, at an initial offering price of $11.00 per share. As a result, Jordan Industries recorded a gain in the amount of $21,790, reflecting the difference between the net proceeds received and its proportionate share in its book basis of Welcome Home. The net proceeds were used by Jordan Industries to repay certain bank indebtedness.

On October 13, 1994, Welcome Home, Inc., sold .4 million of the total 8.5 million shares outstanding, at a price of $11.00 per share. As a result, Jordan Industries, Inc. will record a gain of approximately $3.6 million in the fourth quarter. The net proceeds will be used to repay certain bank indebtedness.

H.  EXTRAORDINARY ITEM

In the third quarter of 1993, the Company incurred an extraordinary loss of $23.6 million related to the July 23, 1993 debt offering. The extraordinary loss was comprised of the premium paid to redeem the bonds, $14.8 million, the write-off of deferred financing fees, $7.2 million, and the write-off of the debt discount, $1.6 million.

                         JORDAN INDUSTRIES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)


The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1993 10-K and the financial statements and the related notes thereto which are included elsewhere in this quarterly report.

Results of Operations

Summarized below are the net sales, operating income and operation margins (as defined) for each of the Company's business segments for the third quarter and nine months ended September 30, 1994 and 1993. This discussion reviews the foregoing segment data and certain of the consolidated financial data for the Company.

                                                        NINE MONTHS ENDED
                                      THIRD QUARTER        SEPTEMBER 30,
                                      1994     1993      1994      1993

Net Sales:
Consumer Products                   $ 52,904  $46,195 $142,519  $120,458
Industrial Products and Equipment     32,433   30,016   90,570    84,624
Specialty Advertising & Calendars     23,766   15,744   59,702    44,942
     Total                          $109,103  $91,955 $292,791  $250,024

Operating Income (a):
Consumer Products                   $  6,219  $ 5,528 $ 14,073  $ 11,520
Industrial Products and Equipment      7,403    5,692   18,466    15,619
Specialty Advertising & Calendars      1,820     (132)   3,310     1,255
     Total                          $ 15,442  $11,088 $ 35,849  $ 28,394

Operating Margins (b):
Consumer Products                     11.8%    12.0%     9.9%       9.6%
Industrial Products and Equipment     22.8%    19.0%    20.4%      18.5%
Specialty Advertising & Calendars      7.7%    (.8)%     5.5%       2.8%
Consolidated                          14.2%    12.1%    12.2%      11.4%


(a) Before corporate overhead of $3,284 and $2,134 for the third quarter ended September 30, 1994 and 1993, respectively and $8,512 and $6,371 for the nine months ended September 30, 1994 and 1993, respectively.

(b)  Operating margin is operating income divided by net sales.

CONSUMER PRODUCTS. As of September 30, 1994, the Consumer Products segment consists of DACCO, Sate-Lite, Riverside, and Welcome Home.

Net sales during the third quarter and first nine months of 1994 increased $6.7 million or 14.5% and $22.1 million or 18.3%, respectively, over the same periods in 1993. The third quarter sales increase was due to increased sales of rebuilt converters and other parts at DACCO, $1.0 million, self help books, music, audio tapes, and bibles at Riverside, $1.3 million, and 7.7% same store sales growth and twenty-three additional stores at Welcome Home, $4.4 million. The year-to-date increase was due to increased sales of rebuilt converters and other parts at DACCO, $4.0 million, plastic wheels and warning triangles at Sate-Lite, $.5 million, self help books, music, audio tapes, gifts, and bibles at Riverside, $5.6 million, and 11.1% same store sales growth and twenty-three additional stores at Welcome Home, $12.0 million.

Operating income increased $.7 million or 12.5% and $2.6 million or 22.2% in the third quarter and first nine months of 1994, respectively, compared to the same period in 1993. The third quarter increase was due to increases at DACCO, $.2 million, Riverside, $.2 million, and Welcome Home, $.4 million, offset by a decrease at Sate-Lite of $.1 million. The year-to-date increase was due to increases at DACCO, $1.4 million, Riverside, $.9 million, and Welcome Home, $.4 million, offset by a decrease at Sate-Lite of $.1 million. These increases were due to increased sales.

The third quarter operating margin decreased from 12.0% in 1993 to 11.8% and the nine month year-to-date margin increased from 9.6% in 1993 to 9.9%.

INDUSTRIAL PRODUCTS AND EQUIPMENT. As of September 30, 1994, the Industrial Products and Equipment segment consists of Parsons, Dura-Line, Imperial, Scott, Gear, Hudson, AIM and Cambridge.

Net sales during the third quarter and first nine months increased $2.4 million or 8.1% and $5.9 million or 7.0%, respectively, over the comparable periods in 1993. The third quarter sales increase was due to increased sales of Innerduct at Dura-Line, $1.2 million, motors at Imperial, $.7 million, precision gears at Gear, $.3 million, locks at Hudson, $.3 million, and electronic connectors at AIM and Cambridge, $.4 million and $.1 million, respectively. This was offset by a decrease in sales from fabrication and hot forming at Parsons, $.6 million. The year-to-date increase was due to an increase in Innerduct and pipe sales at Dura-Line, $3.7 million, motors at Imperial, $1.7 million, precision gears at Gear, $1.1 million, locks at Hudson, $.4 million, and electronic connectors at AIM and Cambridge, $1.2 million and $.6 million, respectively. This was offset by an overall decrease in sales at Parsons, $2.8 million.

Operating income increased $1.7 million or 30.1% and $2.8 million or 18.2% in the third quarter and first nine months of 1994, respectively, compared to the same periods in 1993. The third quarter increase was due to increases at Hudson, $.5 million, Dura-Line, $.4 million, AIM $.3 million, Imperial, $.3 million, and Scott, $.2 million. The year-to-date increase was due to increases at Hudson, $1.2 million, AIM, $.6 million, Scott, $.6 million, Gear, $.5 million, and Cambridge, $.5 million, offset by a decrease at Parsons, $.6 million. These increases were due to increased sales and production efficiencies.

The third quarter operating margin increased from 19.0% in 1993 to 22.8% and the nine month year-to-date margin increased from 18.5% in 1993 to 20.4%. These increases were due to higher sales and lower operating expenses.

SPECIALTY ADVERTISING AND CALENDARS. As of September 30, 1994, the Specialty Advertising and Calendars segment consists of JII/SPAI ("SPAI"), Beemak, Valmark and Pamco.

Net sales during the third quarter and first nine months of 1994 increased $8.0 million or 51.0% and $14.8 million or 32.8%, respectively, compared to the same periods in 1993. The third quarter and nine month sales increases are both attributable to the acquisitions of Valmark and Pamco during 1994. Without the Valmark and Pamco acquisitions, net sales for the third quarter increased $.4 million or 2.8% and net sales for the nine months decreased $.8 million or 1.8% compared to the same periods in 1993. The third quarter increase was due to increased sales of ad-specialties at SPAI, $.5 million and increased fabrication sales at Beemak, $.1 million, offset by a decrease in calendar sales at SPAI, $.2 million. The nine month decrease was due to lower ad-specialty sales at SPAI, $.8 million. Valmark and Pamco contributed $10.2 million and $5.3 million, respectively, to net sales during the first nine months of 1994.

Operating income increased $2.0 million from ($.1) million to $1.9 million and $2.1 million or 163.7% in the third quarter and first nine months of 1994, respectively compared to the same periods in 1993. The increases were due to the acquisitions of Valmark and Pamco which favorably affected operating income by $1.4 million in the third quarter and $1.7 million in the nine month period. Without these acquisitions, operating income would have increased $.6 million in the third quarter, and $.4 million for the nine month period, as compared to 1993.

The third quarter operating margin increased from (.8)% in 1993 to 7.7% and the nine month year-to-date operating margin increased from 2.8% in 1993 to 5.5%. This is due to the inclusion of Valmark and Pamco in 1994.

CONSOLIDATED RESULTS: (See Condensed Consolidated Statements of Operations.) Operating income for the first nine months increased $5.3 million or 24.1% compared to 1993 due to the increase in sales and lower amortization expense. Interest expense for the first nine months of 1993 increased from $30.0 million to $30.4 million due to interest expense incurred by Valmark and Pamco of $.3 million. Nine month interest income decreased from $1.5 million to $.6 million due to lower cash balances. As a result of higher operating income, and a gain of $21.8 million on the sale of 2.5 million shares of Welcome Home common stock, the Company recorded net income before extraordinary items of $18.9 million in the first nine months of 1994 as compared to a net loss before extraordinary items of $7.2 million in 1993. The Company incurred an extraordinary loss of $23.6 million in 1993, related to the third quarter debt offering. The extraordinary loss was comprised of the premium paid to redeem the bonds, $14.8 million, the write-off of deferred financing fees, $7.2 million, and the write-off of the debt discount, $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES. The Company had $116.1 million of working capital at September 30, 1994, compared to $121.5 million at the end of 1993. The decrease in working capital was due to lower cash balances and higher advanced deposits offset by higher accounts receivables, higher inventories, higher prepaid expenses and other current assets, lower accounts payable, lower accrued expenses, and lower current portion of long-term debt.

The Company's net cash provided by (used in) operating activities for the nine months ended September 30, 1994 increased $10.2 million versus the same period in 1993. This increase was due to net income of $18.9 million, versus a net loss of $30.8 million in the prior period, higher minority interest, $3.1 million, higher non-cash interest, $5.4 million, offset by the extraordinary loss in the prior period, $23.6 million, lower depreciation and amortization, $.3 million, higher benefit from deferred income taxes, $2.3 million, higher increase in current assets, $10.4 million, and a decrease in current liabilities, $11.4 million.

The net cash used in investing activities for the nine months ended September 30, 1994, increased $36.0 million versus the same period in 1993. This increase was due to higher capital expenditures, $.6 million, higher advances to affiliates, $.6 million, and the acquisition of Valmark and Pamco, $35.9 million, offset by a decrease in acquisitions of minority interest and other, $1.1 million.

The net cash provided by (used in) financing activities for the nine months ended September 30, 1994 decreased $101.3 million versus the same period in 1993. This decrease was due to the net effect of the debt offering in the period, $97.9 million, and $1.7 million of debt payments compared to an increase of notes payable of $1.1 million in 1993.

The Company is, and expects to continue to be, in compliance with the provisions of the Indentures.

None of the subsidiaries require significant amounts of capital spending to sustain their current operations or to achieve projected growth.

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

Item 3.        Defaults upon Senior Securities
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               None

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K
               None

               (a)     Reports on Form 8-K
                       None

               (b)     Exhibits

               10.1 Revolving Credit Agreement dated as of September 29, 1994, between Jordan Industries, Inc. and Welcome Home, Inc.

               10.2 Termination Agreement dated as of September 29, 1994, between Jordan Industries, Inc. and Welcome Home, Inc. with respect to the Tax Sharing Agreement, Management Consulting Agreement, and other allocations of of overhead charges.

               27.     EDGAR Financial Data Schedule

               28.1 Press release dated May 5, 1994, announcing the filing for an Initial Public Offering by Welcome Home, Inc., a subsidiary of Jordan Industries, Inc.

               28.2 Press release dated May 5, 1994, announcing the filing for an Initial Public Offering by Welcome Home, Inc.

               28.3 Press release dated June 30, 1994, announcing the postponement of the Initial Public Offering by Welcome Home, Inc.

               28.4 Press release dated September 23, 1994, announcing the pricing of the Initial Public Offering by Welcome Home, Inc., a subsidiary of Jordan Industries, Inc.

               28.5 Press release dated September 23, 1994, announcing the pricing of the Initial Public Offering by Welcome Home, Inc.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   JORDAN INDUSTRIES, INC.





November 2, 1994                   By:    /s/ Thomas C. Spielberger
                                   Thomas C. Spielberger
                                   Controller and Principal
                                   Accounting Officer