Form 10-K
JORDAN INDUSTRIES INC
filed 1995-03-30
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549



                               FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1994     Commission File Number 33-24317

                         JORDAN INDUSTRIES, INC.
            (Exact name of registrant as specified in charter)

        Illinois                                      36-3598114
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

ArborLake Centre, Suite 550                            60015
   1751 Lake Cook Road                               (Zip Code)
   Deerfield, Illinois
(Address of Principal Executive Offices)

           Registrant's telephone number, including Area Code:
                              (708) 945-5591

       Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
         Title of Each Class                     on Which Registered
               None                                     N/A

       Securities registered pursuant to Section 12(g) of the Act:

                                   None

     Indicated by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                      Yes X      No

     The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

     The number of shares outstanding of Registrant's Common Stock as of March 30, 1995: 93,501.0004.

                                  PART I

Item 1.  BUSINESS

     Jordan Industries, Inc. (the "Company") is a private holding company which owns and manages a widely diversified group of operating companies. The capital stock of the Company is held by its management and the partners, principals, employees and affiliates of The Jordan Company (collectively, the "Jordan Group"). The Company was formed in order to provide its subsidiaries with long range planning, broader access to financial markets, and professional and financial management, while permitting its subsidiaries' management broad discretion in implementing their strategies and operating their day-to-day businesses. The Company conducts its operations exclusively through its subsidiaries.

     The Company's business is divided into three segments. The Consumer Products segment, which had 1994 net sales of approximately $213 million, consists of Sate-Lite Manufacturing Company ("Sate-Lite"), Welcome Home, Inc. ("Welcome Home"), DACCO, Incorporated ("DACCO") and Riverside Book and Bible House, Incorporated ("Riverside"). The Industrial Products and Equipment segment, which had 1994 net sales of approximately $121 million, consists of Parsons Precision Products, Inc. ("Parsons"), Dura-Line Corporation ("Dura-Line"), The Imperial Electric Company ("Imperial") and its subsidiaries, The Scott Motors Company ("Scott") and Gear Research, Inc. ("Gear"), Hudson Lock, Inc. ("Hudson"), AIM Electronics Corporation ("AIM"), and Cambridge Products Corporation ("Cambridge"). The Specialty Advertising and Calendars segment, which had 1994 net sales of approximately $90 million, consists of JII/Sales Promotion Associates, Inc. ("JII/SPAI"), Beemak Plastics, Inc. ("Beemak"), Valmark Industries, Inc. ("Valmark") and Pamco Printed Tape and Label Co., Inc. ("Pamco"). All of the foregoing corporations are collectively referred to herein as the "Subsidiaries," and individually as a "Subsidiary." See Note 13 to the consolidated financial statements included elsewhere in this Annual Report with respect to business segment information for 1994, 1993 and 1992.

The Company owned the following percentages of the common shares of the subsidiaries as of March 31, 1995:

          Subsidiary                    Percentage Ownership

          Sate-Lite                     95.5%
          Welcome Home                  58.7%
          DACCO                          100%
          Riverside                      100%
          Parsons                         85%
          Dura-Line                      100%
          Imperial                       100%
          Scott                          100% (1)
          Gear                           100% (1)
          Hudson                         100%
          AIM                            100%
          Cambridge                      100%
          JII/SPAI                       100%
          Beemak                         100%
          Valmark                        100%
          Pamco                           80%

(1) Scott and Gear are indirectly owned through Imperial, which holds 100% of their respective common shares.

CONSUMER PRODUCTS SEGMENT

     Sate-Lite. Sate-Lite manufactures safety reflectors for bicycle and commercial truck manufacturers, as well as plastic parts for bicycle manufacturers and colorants for the thermoplastics industry. Sate-Lite was founded in 1968 and acquired by the Jordan Group and Sate-Lite's management in 1985.

     Bicycle reflectors and plastic bicycle parts accounted for approximately 51% of Sate-Lite's net sales in 1994. Sales of triangular flares and specialty reflectors and lenses to commercial truck customers accounted for approximately 33% of 1994 net sales. The remainder of Sate-Lite's net sales were derived primarily from the sale of colorants to the thermoplastics industry.

     Sate-Lite's bicycle products are sold directly to a number of original equipment manufacturers ("OEMs"). The two largest OEM customers for bicycle products are the Huffy Corporation and Murray/Ohio Manufacturing Company, which accounted for approximately 33% of Sate-Lite's fiscal 1994 net sales. The triangular flares and other truck reflector products are also sold to a broad range of OEM customers. Colorants are sold primarily to mid-western custom molded plastic parts manufacturers. In 1994, Sate-Lite's ten largest customers accounted for approximately 64% of net sales.

     Sate-Lite's products are marketed on a nationwide basis by its management. Sales to foreign customers are handled directly by management and by independent trading companies on a commission basis. In 1994, Sate-Lite's export net sales accounted for approximately 6% of its total net sales. Export sales were principally to China and Canada.

     The principal raw materials used in manufacturing Sate-Lite's products are plastic resins, adhesives, metal fasteners and color pigments. Sate-Lite obtains these materials from several independent suppliers.

     The markets for bicycle parts and thermoplastic colorants are highly competitive. Sate-Lite competes in these markets by offering innovative products and by relying on its established reputation for producing high quality plastic components and colorants. Sate-Lite's principal competitors in the reflector market consist of foreign manufacturers. Sate-Lite competes with regional companies in the colorants market.

     Welcome Home. Welcome Home is a national, high-end specialty retailer of decorative home furnishing accessories. Welcome Home was acquired by the Company in 1991.

     Welcome Home's stores are located primarily in high-end designer outlet malls. Their products include textiles, afghans, framed art, brass and silver, picture frames, wood, seasonal and other merchandise targeted to gift-buying and value-conscious consumers. Welcome Home sells its merchandise through 189 retail stores located throughout the United States and Canada.

     Welcome Home's emphasis is on outlets located in malls where upscale manufacturers such as Ralph Lauren, Liz Claiborne, Ann Klein, Harve Bernard, Van Huesen, and others are located. Designer outlet malls are the fastest growing segment of the roughly $100 billion specialty retail market.

     There is no direct competition for Welcome Home on a national basis. Comparable companies with similar product lines do not compete in the value-retail segment of the market.

     DACCO. DACCO is a producer of remanufactured torque converters, as well as transmission sub-systems and other related products used by transmission repair shops. DACCO was founded in 1965 and acquired by the Company in 1988.

     Approximately 78% of DACCO's products are classified as "hard" products, which primarily consist of torque converters and hydraulic pumps that have been rebuilt or remanufactured by DACCO. The torque converter, which replaces a clutch in an automatic transmission, transfers power from the engine to the drive shaft. The hydraulic pump supplies oil to all the systems in the transmission.

     DACCO's primary supply of used torque converters is its customers. As a part of each sale, DACCO recovers the used torque converter which is being replaced with its remanufactured converter. DACCO also purchases used torque converters from automobile salvage companies. Other hard parts, such as clutch plates and fly wheels, are purchased from outside suppliers.

     Approximately 22% of DACCO's products are classified as "soft" products, such as sealing rings, bushings, washers, filter kits and rubber components. Approximately 4,500 soft products are purchased from a number of vendors and are re-sold in a broad variety of packages, configurations and kits.

     DACCO's customers are automotive transmission parts distributors and transmission repair shops and mechanics. DACCO has 52 independent sales representatives who accounted for approximately 70% of DACCO's net sales in 1994. These sales representatives sell nationwide to independent warehouse distributors and to transmission repair shops. DACCO also owns and operates twenty-nine distribution centers which sell directly to transmission shops. DACCO distribution centers average 3,000 - 5,000 square feet, cover a 50 to 100 mile selling radius and sell approximately 40% hard products and 60% soft products. In 1994 no single customer accounted for more than 1% of DACCO's net sales.

     The domestic market for DACCO's hard products is fragmented and DACCO's competitors primarily consist of a number of small regional and local rebuilders. DACCO believes that it competes strongly against these rebuilders by offering a broader product line, quality products, and lower prices, all of which are made possible by DACCO's size and economies of operation. However, the market for soft products is highly competitive and several of the competitors such as TranStar Industries and Lempco Industries, Inc. are larger than DACCO. DACCO competes in the soft products market on the basis of its low prices due to volume buying, its growing distribution network and its ability to offer one-step procurement of a broad variety of both hard and soft products.

     Riverside. Riverside is a publisher of bibles and a distributor of bibles, religious books and music recordings. Riverside was founded in 1943 and acquired by the Company in 1988.

     Approximately 71% of Riverside's business consists of products published by other companies. Riverside sells world-wide to more than 10,000 wholesaler, religious and trade book store customers, utilizing an in-house telemarketing system, two independent sales representative groups and printed sales media.
In addition, Riverside sells a small percentage of its products through direct mail and to retail customers. No single customer accounted for more than 3% of Riverside's 1994 net sales.

     Riverside also provides bible indexing, warehousing, inventory and shipping services for domestic book publishers and music producers. Riverside competes with larger firms, including the Zondervan Corporation, The Thomas Nelson Company and Spring Arbor Distributors, on the basis of price, product line and customer service.

INDUSTRIAL PRODUCTS AND EQUIPMENT SEGMENT

     Parsons. Parsons is a diversified supplier of hot formed titanium parts, precision machined parts and fabricated components for the U.S. aerospace industry. Parsons was founded in 1959 and acquired by the Jordan Group and Parsons' management in 1984.

     Approximately 46% of Parsons' 1994 net sales came from sales to The Boeing Company ("Boeing"). Approximately 95% of Parsons' 1994 net sales were derived from the sale of various parts and components to the aerospace industry. Parsons employs precision machining, welding/fabrication and sheet metal forming processes to manufacture its products at its facilities in Parsons, Kansas. Parsons continues to invest in its titanium hot forming operation, which permits Parsons to participate in the aerospace market for precision titanium components.

     Parsons uses metals, including stainless steel, aluminum and titanium to fabricate its products. These materials are either supplied by Parsons' customers or obtained from a number of outside sources.

     Parsons' general manager, two independent sales representatives and an in-house sales representative sell Parsons' products directly to a broad base of aerospace and military customers, relying on longstanding associations and Parsons' reputation for high quality and service. The Company believes these attributes enable Parsons to effectively compete with the many small tool and machine companies that supply components to aerospace and military customers.

     Dura-Line. Dura-Line is a manufacturer and supplier of "Innerduct" pipe through which fiber optic cable is installed and housed. Dura-Line sells this product to major telecommunications companies throughout the world. Dura-Line also manufactures flexible polyethylene water and natural gas pipe. Dura-Line was founded in 1971 and acquired by the Jordan Group and Dura-Line's management in 1985.

     In 1994, approximately 97% of Dura-Line's net sales came from Innerduct and the cable television industry. Dura-Line sells to major telecommunications companies, such as Bell South Services, GTE, and U.S. West Communications, each of which accounted for approximately 10% of Dura-Line's Innerduct net sales. Innerduct is marketed worldwide by Dura-Line's management, 40 manufacturing representatives and five in-house sales representatives. Dura-Line negotiates long-term contracts with major telecommunications companies for its Innerduct product line. It competes for these sales on the basis of technical innovation, price, quality and service.

     In addition, approximately 3% of Dura-Line's 1994 net sales came from the sale of polyethylene water and natural gas pipe to a variety of hardware stores, contractors, plumbing supply firms and distributors. Dura-Line markets its water and natural gas pipe products through 60 manufacturing representatives in the Southern and Eastern U.S. The water and natural gas pipe market is very competitive. Dura-Line competes on the basis of quality and price with a number of regional and local firms.

     Dura-Line's products are manufactured through the plastic extrusion process. Dura-Line procures raw plastic for extrusion from a number of independent suppliers. In March 1989, Dura-Line opened a new manufacturing facility in the United Kingdom to manufacture products for sale to British Telecom and other foreign customers. Approximately 31% of Dura-Line's net sales are foreign sales. In late 1990, Dura-Line purchased a facility in Reno, Nevada. This facility opened in early 1991 and has increased Dura-Line's annual capacity by approximately 50%. Also, in 1993, Dura-Line entered into joint venture agreements in the Czech Republic and Israel to service Eastern Europe and the Middle East more effectively.

     Imperial. Imperial manufactures elevator motors, floor care equipment motors and automatic hose reel motors. Imperial was founded in 1889 and acquired by the Jordan Group and Imperial's management in 1983.

     Imperial designs, manufactures and distributes specialty electric motors for industrial and commercial use. Its products, AC and DC motors, generators and permanent magnet motors are sold principally in the U.S. and Canada and to a limited extent in Europe and Australia. Approximately 36% of Imperial's 1994 net sales were derived from elevator motors, ranging from 5 to 100 horsepower, sold to major domestic elevator manufacturers. Approximately 62% of Imperial's 1994 net sales were derived from permanent magnet motors sold to domestic manufacturers of floor care equipment. The remaining 2% of Imperial's 1994 net sales came from sales of miscellaneous parts.

     Otis Elevator Company, Westinghouse Corporation and other leading elevator manufacturers have in recent years discontinued internal manufacturing of motors and have turned to Imperial and other independent manufacturers. In 1994, Clark Industries, Inc. accounted for approximately 12% of Imperial's net sales, and Imperial's top ten customers accounted for 52% of total net sales. Imperial's products are marketed domestically by its management and 2 independent sales representatives and internationally by management.

     Imperial manufactures specialty motors with steel, magnets, copper wire, castings and other components supplied by a variety of firms. In the elevator motor market, Imperial competes with several firms of varying size. The other markets in which Imperial competes are also highly competitive. However, the Company's management believes that Imperial is able to effectively compete with these firms on the basis of product reliability, price and customer service.

     Scott.  Scott was founded in 1982 and acquired by Imperial in August
1988. Scott manufactures and sells floor care machine motors; silicone controlled rectifier motors, which are variable speed motors used in conveyers, machine tools, treadmills, mixers and metering pumps; and low voltage DC motors.

     Scott offers a number of standard motors designed for a variety of applications. Scott also custom designs motors for special applications. Scott manufactures many of the sub-assemblies, components and molds for its products from raw materials, which gives it the ability to manufacture these special application motors. Scott obtains these raw materials from a number of independent sources.

     Scott markets its products through an internal sales force of 3 and an external sales force of representatives and distributors.

     Gear. Gear manufactures precision gears and gear boxes for OEMs requiring high precision commercial gears. Gear was founded in 1952 and acquired by Imperial in November 1988. Gear manufactures precision gears for both AC and DC electric motors in a variety of sizes. The gears are sold primarily to the food, floor care machine and aerospace industries and to other manufacturers of machines and hydraulic pumps. Gear's products are nationally advertised in trade journals and are sold by 3 internal salesmen and 1 independent sales representative. Gear precision machines its products from steel forgings and castings.

     Gear competes primarily on the basis of quality. In addition, the ability of Imperial, Scott and Gear to offer both electric motors and gear boxes as a package, and to custom design these items for customers, may allow all three subsidiaries to gain greater market penetration.

     Hudson. Hudson, which was founded in 1963 and acquired by the Company in April 1989, is a fully integrated manufacturer of custom and specialty medium security locks. Hudson produces cam, switch and latch locks for use in office furniture, mail boxes, point-of-sale terminals and a variety of other products.

     Hudson manufactures customized lock housings and lock cores from customized molds. Tooling is originally purchased by Hudson from outside manufacturers, then cleaned and reworked on a regular basis at Hudson's own repair and maintenance shop. Customized tooling is especially valuable to Hudson because customers cannot easily switch lock suppliers without incurring substantial costs associated with the design and manufacture of new molds.

     Hudson sells mainly to OEMs such as IBM, AT&T and Herman Miller. In addition, Hudson sells to postal services in Canada and the United States. The top 10 customers represented about 39% of Hudson's net sales in 1994. Major accounts and the New England region are handled directly by Hudson. The remainder of North America is covered by a network of 3 manufacturers' representatives. In addition to OEMs, Hudson sells to the locksmith trade industry through a distributor.

     The $150 million medium/low security lock industry is mature and highly fragmented with a stable number of well-established competitors. Quality and service are important selling points. Price is less important due to the lock's small value relative to the customer's complete product. Foreign competition is not strong as a result of the customized nature of the locks. Major competitors are Chicago Lock, National Cabinet Lock, Fort Lock and ESP Corporation.

     AIM. AIM, which was founded in 1981 and acquired by the Company in May 1989, is an importer and manufacturer of electronic connectors, adapters, switches, tools and other electronic hardware products for the commercial and consumer electronics markets. Electronic connectors are AIM's main product, representing more than 50% of AIM's 1994 net sales.

     AIM's products are manufactured to its specifications overseas, primarily in the Far East, and carry the "AIM" logo. Producers are under the supervision of an AIM agent. The products are sold worldwide to electronics, electrical, general line and industrial distributors. AIM has warehousing and order processing systems that enable AIM to provide delivery on a 24-hour basis to most customers.

     AIM sells nationwide to approximately 2,000 distributors in the U.S. and Central and South America. AIM uses a combination of 10 manufacturers' representative organizations with a total of 24 salespeople and 8 factory direct salesmen to service existing accounts and to locate new distributors. The customer base is very broad, with the largest customer accounting for about 4% of sales. AIM also mails product catalogs and other marketing pieces to current customers and potential new accounts.

     The $11.5 billion domestic connector and interconnect supply industry is fragmented with the 12 largest companies controlling less than 25% of the market. The two largest are AMP and Amphenol. AMP and Amphenol specialize strictly in electronic device production. Small and mid-sized companies such as AIM have captured significant market share during the past 10 years by offering distributors better service on orders compared to the industry leaders.

     In 1994, AIM began to market manufactured cable and harness assemblies made at its facility in Florida. The custom made assemblies are sold under the "Prestige" trademark to a wide range of customers. Sales of cable and harness assemblies are estimated to be approximately 4% of AIM's 1994 net sales.

     Cambridge. Cambridge, which was founded in 1972 and acquired by the Company in September 1989, is a domestic manufacturer of high-quality electronic connectors, plugs, adapters, and other accessories. Cambridge is primarily a designer and marketer of approximately 300 types of specialty radio frequency (RF) coaxial electronic connectors for radio, mobile communications, television and computer equipment. RF coaxial connectors are used to integrate separate systems by connecting input-output power and signal transmission sources. The systems in which RF connectors are used may be complex, but RF connectors themselves serve a mechanical purpose which is technologically straightforward. Cambridge is essentially an assembly operation. The primary components of Cambridge's connector products are screw machine and diecast parts which are purchased from approximately 20 suppliers. The production process is highly automated, with direct labor accounting for only 6% of net sales. Equipment consists of semi-automatic parts assembly and packaging equipment which has been designed and manufactured by Cambridge.

     Approximately 25% of Cambridge's connectors are manufactured according to a design that allows users to affix the connector to the cable faster and easier without the need for complicated tools and time-consuming soldering. These connectors are marketed under the "FASTFIT" trademark.

     Cambridge sells its products nationwide to 500 distributors, 200 OEMs, and approximately 500 other various end-users. Cambridge uses a combination of 7 manufacturers' representative organizations with a total of 12 salespeople and 8 factory direct salesmen located throughout North America. The two largest customers account for approximately 17% of net sales. Cambridge also mails a large number of catalogs to current customers and potential new accounts. Cambridge strongly emphasizes that it is an "American" producer of high-quality electronic connectors.

     Cambridge competes in the same market as AIM. Cambridge does not offer the product selection of its large competitors; however, it competes effectively by targeting distributors and manufacturers which require fast service and prefer an American-made product.

SPECIALTY ADVERTISING AND CALENDARS SEGMENT

     JII/SPAI. The Company's former subsidiaries, The Thos. D. Murphy Co. ("Murphy"), which was founded in 1889, and Shaw-Barton, Inc. ("Shaw-Barton"), which was founded in 1940, merged to form JII/SPAI in March 1989. JII/SPAI is a producer and distributor of calendars for corporate buyers and is a distributor of corporate recognition, promotion and specialty advertising products.

     Approximately 56% of JII/SPAI's 1994 net sales are derived from distributing a broad variety of corporate recognition products, promotion and specialty advertising products. These products include apparel, watches, crystal, luggage, writing instruments, glassware, caps, cases, labels and other items that are printed and identified with a particular corporate logo and/or corporate advertising campaign. Approximately 33% of JII/SPAI's 1994 net sales are derived from the sale of a broad variety of calendars, including hanging, desktop, and pocket calendars that are used internally by corporate customers and distributed by them to their clients and customers. High quality artistic calendars are also distributed. JII/SPAI also manufactures and distributes soft-cover school yearbooks for kindergarten through eighth grade.

     JII/SPAI assembles and finishes calendars that are printed both in-house as well as by a number of outside printers. Facilities for in-house manufacturing include a composing room, a camera room, a calendar finishing department, and a full press room. Print stock, binding material, packaging and other materials are supplied by a number of independent companies. Specialty advertising products are purchased from more than 975 suppliers. Calendars and specialty advertising products are sold through a 1,350 person sales force, most of whom are independent contractors.

     Management believes that JII/SPAI has one of the largest domestic sales forces in the industry. With this large sales force and a broad range of calendars and corporate recognition products available, management believes that JII/SPAI is a strong competitor in its market. This market is very fragmented and most of the competition comes from smaller scale producers and distributors.

     Beemak. Beemak, which was founded in 1951 and acquired by the Company in July 1989, is an integrated manufacturer of specialty "take-one" point-of-purchase brochure, folder and application display holders. Beemak sells these proprietary products to approximately 30,000 customers around the world. In addition, Beemak produces a small amount of custom injection molded plastics parts for outside customers on a contract manufacturing basis.

     Beemak's products are both injection molded and custom fabricated.
Beemak has molds made by outside suppliers. The manufacturing process consists primarily of the injection molding of polystyrene plastic and the fabrication of plastic sheets. Beemak also provides silk screening of decals and logos onto the final product.

     Beemak has no sales force. All sales originate from Beemak's extensive on-going advertising campaign and reputation. Beemak sells to distributors, major companies, and even competitors which resell the product under a different name. Beemak has been very successful providing excellent service on orders of all sizes, especially small orders. Beemak's average order size was approximately $250 in 1994.

     The display holder industry is very fragmented, consisting of a few other known holder and display firms and regionally-based sheet fabrication shops. Beemak has benefited from the growth in "direct" advertising budgets at major companies. Significant advertising dollars are spent each year on direct mail campaigns, point-of-purchase displays and other forms of non-media advertising.

     Valmark. Valmark, which was founded in 1976 and purchased by the Company in 1994, is a specialty printer and manufacturer of pressure sensitive label products for the electronics OEM market. Valmark's products include adhesive backed labels, graphic panel overlays, multi-color membrane switches, and radio frequency interference (RFI) shielding devices. Approximately 61% of net sales are derived from the sale of graphic panel overlays and membrane switches, 28% from labels, and 11% from shielding devices.

     The specialty screen products sold in the electronics industry continue to operate relatively free of foreign competition due to the high level of communication and short time frame usually required to produce orders. Currently, the majority of Valmark's customer base of approximately 850 is located in the Northern California area.

     Valmark sells to four primary markets: personal computers, general electronics, turn-key services, and medical instrumentation. The sales to the personal computer industry has experienced the most growth over recent years due to Valmark's RFI shield protection capabilities. Sales to Apple Computer of RFI devices represented approximately 10% of net sales in 1994.

     Valmark is able to provide the electronics OEM's with a broader range of products than many of its competitors. Valmark's markets are very competitive in terms of price and accordingly Valmark's advantage over its competitors is derived from their diverse product line and excellent quality ratings.

     Pamco. Pamco, which was founded in 1953 and purchased by the Company in 1994 is a manufacturer and distributor of a wide variety of printed tapes and labels. Pamco offers a range of products from simple one and two-color labels, such as basic bar codes and address labels to seven-color, varnish-finished labels for products such as video games and food packaging. 100% of Pamco's products are made to customers' specifications and 90% of all sales are manufactured in-house. The remaining 10% of net sales are purchased printed products and include business cards and stationary.

     Pamco's products are marketed by a team of 11 sales representatives who focus on procuring new accounts. Existing accounts are serviced by seven customer service representatives. Pamco's customers represent several different industries with the five largest accounting for approximately 18% of net sales.

     Pamco competes in a highly-fragmented industry. Pamco emphasizes its impressive turnaround time of 24 hours and its ability to accommodate rush orders that other printers can not handle. Due to these characteristics, Pamco has posted significant growth over the past several years.

BACKLOG

     As of December 31, 1994, the Company had a backlog of approximately
$32 million, compared with $38 million as of December 31, 1993. The current backlog is primarily due to Parsons' McDonnell Douglas Helicopter Co. and Boeing contracts, Imperial's motor sales and Gear's gear box sales. Management believes that the backlog may not be indicative of future sales. Approximately $3 million of the current backlog will not be filled in the current year. Approximately $1 million of the backlog was in work-in-process inventory on December 31, 1994.

SEASONALITY

     The Company's aggregate business has a certain degree of seasonality. JII/SPAI's, Welcome Home's and Riverside's sales are somewhat stronger towards year-end due to the nature of their products. Calendars have an annual cycle while home furnishing accessories and bibles and religious books are popular as holiday gifts.

RESEARCH AND DEVELOPMENT

     As a general matter, the Company has businesses that do not require substantial capital or research and development expenditures. However, development efforts are targeted at certain of the Subsidiaries as market opportunities are identified. None of these subsidiary development efforts require substantial resources from the Company.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

     Sate-Lite has U.S. patents for certain elements of its triangular flares and for securing reflectors on bicycle wheels. Dura-Line has a U.S. patent for producing a form of Innerduct which is lubricated to permit easier installation of fiber optic cable. The Company also owns and licenses other patents, trademarks and copyrights. However, management believes that none of the Subsidiaries' operations is dependent to any significant extent upon any single or related group of patents, trademarks or copyrights.

EMPLOYEES

     As of December 31, 1994, the Company and the Subsidiaries employed approximately 3,900 people. Approximately 500 of these employees were members of labor unions at Sate-Lite, Gear, Imperial, JII/SPAI and Dura-Line. None of the collective bargaining agreements covering the Company's union employees are currently under negotiation. These Subsidiaries have not experienced any work stoppages in the past five years as a result of labor disruptions. The Company believes that the Subsidiaries' relations with its employees are good.

ENVIRONMENTAL REGULATIONS

     The Company is subject to certain federal, state and local environmental laws and regulations. DACCO is a potentially responsible party ("PRP") at the John P. Saad & Sons site in Nashville, Tennessee (the "Saad Site").
DACCO and a number of other PRPs have entered into a consent agreement with the Environmental Protection Agency (the "EPA"), dated April 18, 1990 relating to the clean up of the Saad Site (the "Consent Agreement"). The PRPs for the Saad Site are currently negotiating phase 3 of the removal action/clean-up with the EPA. Pursuant to the Consent Agreement, DACCO's allocation of expenses relating to the clean-up is currently 1.48 percent. Total expenses incurred by the PRP group through January of 1995 are approximately $2.7 million. These expenses include removal costs, engineering and attorneys fees, but do not include administrative oversight costs incurred by the EPA. The PRP group is currently seeking to limit the scope of future remediation which may arise due to on-site impacts from off-site sources. Based upon DACCO's allocation of expenses relating to the clean-up and the historical level of such expenses, the Company believes that the liabilities relating to the Saad Site are not material to DACCO or the Company.

Item 2.  PROPERTIES.

     The Company leases approximately 8,200 square feet of office space for its headquarters in Deerfield, Illinois. The principal properties of each Subsidiary of the Company, the location, the primary use, the capacity, and ownership status thereof, are set forth in the table below:

                                                             Square     Owned/
Company   Location                      Use                   Feet      Leased

AIM       Sunrise, FL           Manufacturing/Administration   28,000   Leased

Beemak    Gardena, CA           Manufacturing (2 buildings)    34,500   Leased

Cambridge Windsor, CT           Manufacturing                   7,000   Leased

DACCO     Cookeville, TN        Administration/Manufacturing  140,000    Owned
          Huntland, TN          Manufacturing                  65,000    Owned
          Rancho Cucamonga, CA  Manufacturing                  40,000    Owned

Dura-Line Middlesboro, KY       Manufacturing/Administration   31,000    Owned
          Grimsby, U.K.         Manufacturing/Administration   30,000    Owned
          Sparks, NV            Manufacturing                  20,000    Owned
          Zlin, Czech Republic  Manufacturing/Administration   10,000   Leased

Gear      Grand Rapids, MI      Manufacturing/Administration/
                                Storage                        38,000    Owned

Hudson    Hudson, MA            Manufacturing/Administration  218,000    Owned
          Grand Rapids, MI      Storage                         5,000   Leased

Imperial  Akron, OH             Manufacturing/Administration   53,000    Owned
          Middleport, OH        Manufacturing                  85,000    Owned
          Northampton, OH       Manufacturing                  60,000   Leased

JII/SPAI  Red Oak, IA           Manufacturing/Administration
                               (four buildings)               136,500    Owned
          Coshocton, OH         Manufacturing/Administration  240,000    Owned

Pamco     Des Plaines, IL       Manufacturing/Administration   24,500    Owned

Parsons   Parsons, KS           Manufacturing/Administration   97,500    Owned

Riverside Iowa Falls, IA        Distribution/Administration    65,900    Owned
          Sparks, NV            Distribution                   35,500   Leased

Sate-Lite Niles, IL             Manufacturing/Administration  120,000   Leased

Scott     Alamogordo, NM        Manufacturing/Administration/
                                 Storage                       15,000   Leased

Valmark   Fremont, CA           Manufacturing/Administration   46,000   Leased

Welcome Home  Wilmington, NC    Administration/Storage         18,000   Leased
                                (two buildings)

     DACCO also owns or leases 29 distribution centers, which average 3,000 to 5,000 square feet in size. DACCO maintains four distribution centers in Tennessee and California, three distribution centers in Florida, and two distribution centers in Illinois, Arizona, Michigan, and Alabama. The remaining distribution centers are located in Colorado, Indiana, Minnesota, Missouri, Nebraska, Ohio, Oklahoma, South Carolina, and Texas.

     Welcome Home also leases 189 retail stores, which range from 2,400 to 4,000 square feet in size. Welcome Home has stores in 38 states in the United States, and one store in Canada.

     AIM's Sunrise, Florida facility is leased from the president of AIM. The Company believes that the terms of the lease are comparable to those which would have been obtained by the Company had the lease been entered into with an unaffiliated third party.

     None of the Company's existing leases are scheduled to expire prior to 1996. The Company believes that its existing leased facilities are adequate for the operations of the Company and its subsidiaries.

Item 3.  LEGAL PROCEEDINGS

     The Subsidiaries are parties to various legal actions arising in the normal course of their business. The Company believes that the disposition of such actions individually or in the aggregate will not have a material adverse effect on the consolidated financial position of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1994.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) The only authorized, issued and outstanding class of capital stock of the Company is Common Stock. There is no established public trading market for the Company's Common Stock.

(b) At December 31, 1994, there were 17 record holders of the Company's Common Stock.

(c) The Company has not declared any cash dividends on its Common Stock since the Company's formation in May, 1988. The Indenture (the "Indenture"), dated as of July 23, 1993, by and between the Company and First Bank National Association, as Trustee, with respect to the 10 3/8% Senior Notes and the 11 3/4% Senior Subordinated Discount Debentures contain restrictions on the Company's ability to declare or pay dividends on its capital stock. The Indenture prohibits the declaration or payment of any dividends or the making of any distribution by the Company or any Restricted Subsidiary (as defined in the Indenture) other than dividends or distributions payable in stock of the Company or a Subsidiary and other than dividends or distributions payable to the Company.

Item 6.  SELECTED FINANCIAL DATA

     The following table presents selected operating, balance sheet and other data of the Company and its subsidiaries as of and for the five years ended December 31, 1994. The financial data of the Company and its subsidiaries as of and for the years ended December 31, 1990 through 1994 were derived from the consolidated financial statements of the Company and its subsidiaries.

                                           Year Ended December 31,
                                           (Dollars in thousands)
                               1994     1993     1992      1991      1990

OPERATING DATA:(1)<F1>
Net sales..................  $424,391 $358,611 $327,321  $295,140  $280,632
Cost of sales, excluding
 depreciation..............   262,730  221,518  202,215   184,808   177,892
Gross profit, excluding
 depreciation..............   161,661  137,093  125,106   110,332   102,740
Selling, general and
 administrative expense....    97,428   80,496   75,060    68,217    62,194
Operating income ..........    42,944   36,387   22,762    21,604    19,827
Interest expense...........    40,887   41,049   37,024    39,272    35,915
Interest income ...........    (1,471)  (1,845)    (963)   (1,881)   (3,761)
Income (loss) before income
 taxes, minority interest,
 and extraordinary items...    27,689   (2,817) (13,299)  (15,787)  (12,327)
Income (loss) before extra-
  ordinary items...........    23,741   (3,483) (14,412)  (17,407)  (10,386)
Net income (loss) (2)<F2>    $ 23,741 $(29,675)$(14,412) $(17,407) $ (9,761)

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents    $ 56,386 $ 68,273 $  8,886  $ 12,000  $ 25,804
Working capital...........    123,395  121,490   65,694    78,048    89,783
Total assets..............    399,445  338,509  268,674   270,142   291,204
Long-term debt
 less current portion)...     380,966  356,981  262,055   268,877   272,880
Shareholders' equity (net
 capital deficiency)(3)<F3>  $(66,867)$(90,669)$(60,873) $(47,976) $(30,546)

[FN]
<F1>(1)  The Company has acquired a diversified group of operating companies over the five year period which significantly affects the compar-ability of the following information.

<F2>(2)  Net loss in 1993 includes an extraordinary loss of $26.2 million related to the Company's refinancing. Net income in 1994 includes a gain from the sale of a partial interest in Welcome Home of $24,161.

<F3>(3)  No cash dividends on the Company's Common Stock have been declared or paid.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

HISTORICAL RESULTS OF OPERATIONS

     Summarized below are the historical net sales, operating income and operating margin (as defined below) for each of the Company's business segments for the fiscal years ended December 31, 1994, 1993 and 1992. This discussion should be read in conjunction with the historical consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report.

                                          Year ended December 31,

                                       1994          1993         1992
                                             (dollars in thousands)
NET SALES:
Consumer Products.............       $212,731      $178,656     $149,124
Industrial Products and
 Equipment....................        121,601       112,138      110,648
Specialty Advertising and
 Calendars....................         90,059        67,817       67,549
    Total ....................       $424,391      $358,611     $327,321

OPERATING INCOME (1)(2):<F1><F2>
Consumer Products.............       $ 24,967      $ 21,141     $ 14,757
Industrial Products and
 Equipment....................         24,400        21,163       18,077
Specialty Advertising and
 Calendars ...................          7,151         2,843        3,712
     Total ...................       $ 56,518      $ 45,147     $ 36,546

OPERATING MARGIN (3):<F3>
Consumer Products.............         11.7%         11.8%         9.9%
Industrial Products and
 Equipment                             20.1%         18.9%        16.3%
Specialty Advertising and
 Calendars...................           7.9%          4.2%         5.5%
Combined (1).................          13.3%         12.6%        11.2%

[FN]
<F1>(1)  Before corporate overhead of $13,574, $8,760 and $7,482 for the years ended December 31, 1994, 1993 and 1992, respectively.

<F2>(2)  Excludes write-off of $6,302 in notes receivable from one of the
         Company's affiliates for the year ended December 31, 1992.

<F3>(3)  Operating margin is operating income divided by net sales.

     Consumer Products. As of December 31, 1994, the Consumer Products segment consisted of Sate-Lite, DACCO, Welcome Home and Riverside.

     1994 Compared to 1993. Net sales increased $34.1 million or 19.1%. Operating income increased $3.8 million or 18.1%. The increase in sales was due to 31 additional stores and an 8.4% increase in same store sales, which translated to an increase of $20.0 million in net sales at Welcome Home; increased sales of hard parts and soft parts at DACCO of $3.8 million and $1.1 million, respectively; bibles and religious books, music and audio tapes, and contract distribution sales at Riverside of $2.9 million, $1.3 million and $4.0 million, respectively; and warning triangles and colorants at Sate-Lite of $.5 million each. The operating margin remained constant compared with 1993.

     1993 Compared to 1992. Net sales increased $29.5 million or 19.8%. Operating income increased $6.4 million or 43.3%. The increase in sales was due to 31 additional stores and a 6.3% increase in same store sales at Welcome Home of $17.8 million, increased sales of rebuilt torque converters at DACCO of $5.5 million, bibles and religious books at Riverside of $5.5 million, and reflectors at Sate-Lite of $.7 million. The operating margin increased from 9.9% to 11.8% accordingly.

     Industrial Products and Equipment. As of December 31, 1994, the Industrial Products and Equipment segment consisted of Parsons, Dura-Line, Imperial, Scott, Gear, Hudson, AIM and Cambridge.

     1994 Compared to 1993. Net sales increased $9.5 million or 8.4%. Operating income increased $3.2 million or 15.3%. Decreases in titanium hot forming and fabrication at Parsons of $1.7 million and $1.3 million, respectively, were offset by increases in sales of connectors at AIM and Cambridge of $1.9 million and $.5 million, respectively, sales of motors at Imperial, $2.5 million, job shop and gear box sales at Gear, $1.5 million, and sales of Innerduct at Dura-Line, $6.0 million. The operating income was positively impacted by the increase in sales and continuing cost cutting measures, which helped increase the operating margin from 18.9% to 20.1%.

     1993 Compared to 1992. Net sales increased $1.5 million or 1.3%. Operating income increased $3.1 million or 17.1%. Increases in machining services at Parsons of $1.8 million, sales of connectors at Cambridge of $1.1 million, and sales of permanent magnet motors at Imperial, $1.6 million, were partially offset by a decrease in sales of elevator motors at Imperial, $2.9 million. The operating income was positively impacted by the increase in sales and continuing cost cutting measures, which helped increase the operating margin from 16.3% to 18.9%.

     Specialty Advertising and Calendars. As of December 31, 1994, the Specialty Advertising and Calendars segment consisted of JII/SPAI, Beemak, Valmark and Pamco.

     1994 Compared to 1993. Net sales increased $22.2 million or 32.8% and operating income increased $4.3 million or 151.5%. The increase in net sales and operating income, as compared to the prior year, is due to the acquisitions of Valmark and Pamco in 1994. Without the Valmark and Pamco acquisitions, net sales decreased $.8 million or 1.1% and operating income increased $1.3 million or 45.5%. Decreases in ad-specialty and calendar sales at SPAI of $.8 million were recorded in 1994. The operating income and margins were positively affected by manufacturing efficiencies realized at SPAI.

     1993 Compared to 1992. Net sales increased $.3 million or .4% and operating income decreased $.9 million or 23.4%. Increases in ad-specialty sales at SPAI of $1.0 million were offset by a decline in calendar sales at SPAI of $.9 million and school annual sales of $.2 million. Calendar sales are down due to the consolidations in the banking and insurance industries. Sales of plastic display holders at Beemak increased $.4 million. The operating income and margins were negatively affected by the decline in calendar and school annual sales which have higher gross margins than ad-specialty sales.

     Consolidated Operating Results.  (see Consolidated Statements of
Operations).

     1994 Compared to 1993. Net sales and operating income increased 18.3% and 18.0%, respectively. The sales increase was due to the increased number of stores and an 8.4% increase in same store sales at Welcome Home, increase in torque converter sales at DACCO, bibles and religious books at Riverside, and sales of Innerduct at Dura-Line. The operating income increase was due to the increased sales levels, and manufacturing efficiencies realized in the Industrial Products and Specialty Advertising segments.

     A gain of $24.2 million was recorded in 1994 in connection with the sale of Welcome Home common stock. A total of 2.9 million shares, out of the 8.5 million outstanding, were sold at an initial public offering price of $11.00 per share.

     1993 Compared to 1992. Net sales and operating income increased 9.6% and 59.9%, respectively. The sales increase was due to the increased number of stores and increased same store sales at Welcome Home, increased torque converter sales at DACCO, and bibles and religious books at Riverside. The operating income increase was due to the increased sales and the write-off of the note receivable from affiliate in 1992. Management fees and other increased $.5 million due to a pension asset write-off at Imperial.

     Interest expense increased $4.0 million due to the refinancing which increased the debt levels and the fact that a portion of the previously issued subordinated notes were not tendered for repurchase until December 15, 1993.

     Interest income increased $1.4 million due to higher cash balances which resulted from the refinancing. Interest income from affiliate decreased $.5 million, as all cash received was applied to the principal balance.

     The extraordinary loss of $26.2 million was due to the refinancing and was comprised of a $7.2 million write-off of deferred financing fees, a $1.7 million write-off of the debt discount relating to the 1988 debt issuance, and $17.3 million in premium and consent fees.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had approximately $123.4 million of working capital at the end of 1994 compared to approximately $121.5 million at the end of 1993. The increase in working capital from 1993 to 1994 was due to higher accounts receivable and inventory balances partially offset by higher accounts payable and accrued liabilities balances. The Company is, and expects to continue to be, in compliance with the provisions of the Indenture.

     The Company has acquired businesses through leveraged buyouts, and as a result has significant debt in relation to total capitalization. See "Business." Most of this acquisition debt was initially financed through the issuance of bonds which were subsequently refinanced in 1993. See Note 9 to the Consolidated Financial Statements.

     As the Securities are the obligations of the Company and are guaranteed by all of the Subsidiaries, the Company's ability to service its debts is dependent upon the results of each subsidiary's operations and cash flows. In connection with each acquisition of a subsidiary, the Subsidiary entered into intercompany notes, and intercompany management and tax sharing agreements, which permit the subsidiaries, including the majority-owned subsidiaries, substantial flexibility in moving funds from the subsidiaries to the Company.

     Management expects continued growth in net sales and operating income in 1995. Capital spending levels in 1995 are anticipated to be consistent with 1994 levels and, along with working capital requirements, will be financed internally out of operating cash flow. Operating margins and operating cash flow are expected to be favorably impacted by ongoing cost reduction programs, improved efficiencies and sales growth. Management believes that the Company's cash on hand and anticipated funds from operations will be sufficient to cover its working capital, capital expenditures, debt service requirements and other fixed charges obligations for at least the next 12 months.

     The Company's net cash provided by operating activities for the year ended December 31, 1994 decreased $11.5 million versus the same period in 1993. This decrease was due to the gain on sale of a partial interest in a subsidiary of $24.2 million, the absence of an extraordinary loss in 1994 versus 1993 of $26.2 million, a higher increase in accounts receivable of $5.5 million, a higher increase in inventories of $9.2 million, a higher increase in non-current assets of $2.1 million, and a lower inrease in accounts payable and accrued liabilities of $8.4 million, offset by net income of $23.7 million in 1994 versus 1993's net loss of $29.7 million, higher depreciation and amortization of $1.3 million, higher minority interest of $2.7 million, an increase in non-cash interest of $5.7 million, and higher advance deposits of $.7 million.

     The net cash used in investing activities for the year ended December 31, 1994 increased $7.7 million versus the same period in 1993. The increase was due to an increase in notes receivable from affiliates of $2.2 million and the acquisition of Valmark and Pamco of $35.9 million, offset by a decrease in capital expenditures of $1.5 million, a decrease in acquisitions of minority interest and other, of $1.3 million, the gain on sale of a partial interest in a subsidiary of $26.5 million, and the cash acquired in the Valmark and Pamco purchases of $1.0 million.

     The net cash used in financing activities decreased $52.0 million versus the same period in 1993. The decrease was due to the net proceeds of the 1993 debt offering of $62.4 million and an increase in repayment of long-term debt of $1.5 million offset by a decrease in deferred financing costs of $11.9 million.

     The Company's net cash provided by operating activities for the year ended December 31, 1993 increased $17.4 million versus the same period in 1992. This increase was due to the lower net loss before extraordinary items of $10.9 million, lower benefit from deferred taxes of $.8 million, higher accounts payable and accrued expenses of $10.2 million, a lower increase in accounts receivable of $3.4 million, and the increase in non-cash interest of $3.9 million offset by the effect of the note receivable write-off in 1992 of $6.3 million, lower depreciation and amortization of $1.3 million, offset by a higher increase in inventories, $.8 million, a higher increase in prepaid expenses and other current assets of $.9 million, a $.6 million decrease in advance deposits, and the increase in non-current assets of $1.4 million.

     Net cash used in investing activities for the year ended December 31, 1993 increased $7.1 million versus the same period in 1992. The increase was due to an increase in capital expenditures of $6.7 million and an increase in acquisition of minority interests and other of $1.8 million offset by lower advances to affiliates of $1.3 million.

     The cash flows from financing activities for the year ended December 31, 1993 increased $52.2 million versus the same period in 1992. The increase was due to the debt issuance for $350.0 million offset by the repurchase of the Senior Subordinated Notes of $203.3 million, the increase in paydown of the Revolving Credit Facility of $64.2 million, the premium and consent fees related to the refinancing of $17.3 million, and an increase in deferred financing fees of $13.2 million.

     The Company's only significant assets are the capital stock of its subsidiaries.

ACCOUNTING FOR POST-RETIREMENT BENEFITS

     In 1992, the Company adopted the method of accounting for post-retirement benefits pursuant to the Statement of Financial Accounting Standard No. 106 "Accounting for Post-Retirement Benefits Other Than Pensions" (SFAS 106), which requires that companies set up, as a liability, the post-retirement benefits they expect to pay in the future. This change had no effect on reported net income.

IMPACT OF INFLATION

     General inflation has had only a minor effect on the operations of the Company and its internal and external sources for liquidity and working capital, as the Company has been able to increase prices to reflect cost increases, and expects to be able to do so in the future.

ACCOUNTING FOR INCOME TAXES

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The Company adopted the new method of accounting for income taxes during the first quarter of 1993. The adoption of SFAS 109 did not have a material impact on the Company's financial position.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              Page No.


     Reports of Independent Auditors ..................          22

     Consolidated Balance Sheets as of December 31,
         1994 and 1993.................................          24

     Consolidated Statements of Operations for the
         years ended December 31, 1994, 1993 and 1992..          25

     Consolidated Statements of Changes in
         Shareholders' Equity (Net Capital Deficiency)
         for the years ended December 31, 1994, 1993
         and 1992......................................          26

     Consolidated Statements of Cash Flows for the
         years ended December 31, 1994, 1993 and 1992..          27

     Notes to Consolidated Financial Statements........          29

                      Report of Independent Auditors



The Board of Directors and Shareholders
Jordan Industries, Inc.


We have audited the accompanying consolidated balance sheets of Jordan Industries, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of a certain subsidiary which statements reflect total assets constituting 8% in 1994 and 7% in 1993, and net sales constituting 11% in 1994, 1993, and 1992 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jordan Industries, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                    /s/  Ernst & Young LLP


Chicago, Illinois
March 16, 1995

                       INDEPENDENT AUDITOR'S REPORT


January 27, 1995




Board of Directors
Dura-Line Corporation and Subsidiaries
Middlesboro, Kentucky

We have audited the accompanying consolidated balance sheets of Dura-Line Corporation and Subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, retained earnings (deficit) and cash flows for the years ended December 31, 1994, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dura-Line Corporation and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for the years ended December 31, 1994, 1993 and 1992, in conformity with generally accepted accounting principles.



/s/ Marr, Miller & Myers, PSC
Marr, Miller & Myers, PSC
Corbin, Kentucky

                         JORDAN INDUSTRIES, INC.
                       CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)

                                                         December 31,
                                                    1994            1993
                  ASSETS
Current assets:
  Cash and cash equivalents                      $ 56,386        $ 68,273
  Accounts receivable, net of allowance
     of $1,058 and $1,131 in 1994 and 1993,
     respectively                                  57,589          47,786
  Inventories                                      76,157          61,186
  Prepaid expenses and other current assets         7,053           5,735
     Total current assets                         197,185         182,980

Property, plant and equipment, net                 70,403          57,700
Note receivable from affiliate                      7,941           5,535
Goodwill, net                                      88,345          57,102
Other assets                                       35,571          35,192
     Total Assets                                $399,445        $338,509

     LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable                               $ 42,225        $ 31,806
  Accrued liabilities                              27,670          26,086
  Advance deposits                                  1,999           1,696
  Current portion of long-term debt                 1,896           1,902
     Total current liabilities                     73,790          61,490

Long-term debt                                    380,966         356,981
Other noncurrent liabilities                        2,048           3,649
Deferred income taxes                               4,478           6,784
Minority interest                                   5,030              31
Redeemable preferred stock                              -             243

Shareholders' equity (net capital deficiency):
  7% cumulative preferred stock at liquidation
    value of $10,000 per share:
    issued and outstanding - 187.5 shares           1,875           1,875
  Common stock $.01 par value:
    authorized - 100,000 shares
    issued and outstanding - 93,501 shares              1               1
  Additional paid-in capital                        1,097           1,097
  Retained earnings (accumulated deficit)         (69,840)        (93,642)
     Total shareholders' equity (net capital
      deficiency)                                 (66,867)        (90,669)
     Total Liabilities and Shareholders' Equity
      (Net Capital Deficiency)                   $399,445        $338,509


                         See accompanying notes.

                         JORDAN INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                          (dollars in thousands)

                                                  Year ended December 31,
                                                 1994      1993     1992

Net sales                                      $424,391  $358,611 $327,321
Cost of sales, excluding depreciation           262,730   221,518  202,215
Selling, general and administrative expense      97,428    80,496   75,060

Depreciation                                     10,568     9,059    9,327
Amortization of goodwill and other
  intangibles                                     8,531     8,743    9,735
Management fees and other                         2,190     2,408    1,920
Write-off of note receivable from
  affiliate                                           -         -    6,302
  Operating income                               42,944    36,387   22,762

Other (income) and expenses:
     Interest expense                            40,887    41,049   37,024
     Interest income                             (1,042)   (1,845)    (436)
     Interest income from affiliate                (429)        -     (527)
     Gain on sale of a partial interest
      in a subsidiary                           (24,161)        -        -
        Total other expenses                     15,255    39,204   36,061

Income (loss) before income taxes, minority
  interest, and extraordinary items              27,689    (2,817) (13,299)
Provision for income taxes                        1,332       707    1,188
Income (loss) before minority interest and
  extraordinary items                            26,357    (3,524) (14,487)
Minority interest                                 2,616       (41)     (75)
Income (loss) before extraordinary items         23,741    (3,483) (14,412)
Extraordinary loss                                    -   (26,192)       -
  Net income (loss)                            $ 23,741  $(29,675)$(14,412)


                         See accompanying notes.


                         JORDAN INDUSTRIES, INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (NET CAPITAL DEFICIENCY)
                          (dollars in thousands)
                                                                                                          Total
                                                                                                          Share-
                                       7% Cumulative                                           Retained   holders'
                                       Preferred Stock          Common Stock                   Earnings   Equity
                                                                                  Additional   (Accumu-   (Net Cap-
                                    Number of              Number of              Paid-in      lated      ital Def-
                                     Shares     Amount       Shares     Amount    Capital      Deficit)   iciency)

Balance at January 1, 1992              -        $  -        91,467       $1        $879       $ (48,856)  $(47,976)
     Net loss                           -           -          -           -           -         (14,412)   (14,412)
     Cumulative translation
      adjustment                        -           -          -           -           -            (574)      (574)
     Issuance of common stock           -           -         2,034        -         218             -          218
     Issuance of preferred stock
      in exchange for a subsid-
      iary's common stock            187.5        1,875        -           -           -             -         1,875
     Dividends declared on
      preferred stock of
      subsidiary                        -           -          -           -           -              (4)         (4)

Balance at December 31, 1992         187.5        1,875      93,501        1        1,097        (63,846)    (60,873)
     Net loss                           -           -          -           -           -         (29,675)    (29,675)
     Cumulative translation
      adjustment                        -           -          -           -           -             (59)        (59)
     Dividends declared on
      preferred stock of
      subsidiary                        -           -          -           -           -             (62)        (62)

Balance at December 31, 1993         187.5        1,875      93,501        1        1,097        (93,642)    (90,669)
     Net Income                         -           -          -           -          -           23,741      23,741
     Cumulative translation
      adjustment                        -           -          -           -          -              201          201
     Dividends declared on
      preferred stock of
       subsidiary                       -           -          -           -          -             (140)        (140)

Balance at December 31, 1994         187.5       $1,875      93,501       $1       $1,097       $(69,840)    $(66,867)


                         See accompanying notes.

                         JORDAN INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)

                                                   Year Ended December 31,
                                                  1994      1993      1992

Cash flows from operating activities:
  Net income (loss)                             $23,741  $(29,675) $(14,412)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
         Gain on sale of a partial interest
          in a subsidiary                       (24,161)        -         -
         Extraordinary loss                           -    26,192         -
         Write-off of note receivable from
          affiliate                                   -         -     6,302
         Amortization of deferred financing
          costs                                   1,405     1,363     1,702
         Depreciation and amortization           19,099    17,802    19,062
         Amortization of debt discount                -       162       324
         Provision for (benefit) from
          deferred income taxes                       9       (40)     (846)
         Minority interest                        2,616       (41)      (75)
         Non-cash interest                        9,544     3,868         -
   Changes in operating assets and
      liabilities:
         Accounts receivable                     (6,362)     (820)   (4,239)
         Inventories                            (13,394)   (4,208)   (3,384)
         Prepaid expenses and other current
          assets                                 (1,317)   (1,421)     (525)
         Increase in non-current assets          (3,466)   (1,386)        -
         Accounts payable and accrued liabil-
           ities                                  9,247    17,660     7,457
         Advance deposits                           303      (393)      232
         Other                                      (82)     (333)     (310)

Net cash provided by operating activities        17,182    28,730    11,288

Cash flows from investing activities:
 Capital expenditures                           (12,112)  (13,640)   (6,975)
 Notes receivable from affiliates                (2,254)      (35)   (1,332)
 Acquisitions of subsidiaries                   (35,872)        -         -
 Cash acquired in purchase of subsidiaries          953         -         -
 Net proceeds from sale of a partial interest
  in a subsidiary                                26,544         -         -
 Acquisitions of minority interests and other    (2,143)   (3,483)   (1,724)

Net cash used in investing activities           (24,884)  (17,158)  (10,031)

                      (Continued on following page.)

                         See accompanying notes.

                         JORDAN INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)

                               (continued)


                                                 Year Ended December 31,
                                               1994       1993       1992
Cash flows from financing activities:
  Proceeds of debt issuance                   $     -   $350,000  $     -
  Purchase of Senior Subordinated Notes             -   (203,300)       -
  Payments under the Revolving Credit
   Facility, net                                    -    (66,950)  (2,750)
  Premium and consent fee on purchase
   of Senior Subordinated Notes                     -    (17,347)       -
  Payment of financing costs                   (1,561)   (13,457)    (304)
  Repayment of long-term debt                  (2,624)    (1,131)  (1,317)

Net cash provided by (used in) financing
 activities                                    (4,185)    47,815   (4,371)

Net increase (decrease) in cash and cash
  equivalents                                 (11,887)    59,387   (3,114)
Cash and cash equivalents at beginning
  of year                                      68,273      8,886   12,000
Cash and cash equivalents at end of year     $ 56,386   $ 68,273  $ 8,886

Supplemental disclosures of cash flow
 information:

     Cash paid during the year for:

         Interest                            $ 29,839   $ 24,405  $34,996
         Income taxes, net                   $  2,213   $  1,097  $ 1,900

     Noncash investing activities:

         Capital leases                      $ 7,422    $  2,293  $ 1,526
         Acquisition of minority interest    $  -       $   -     $11,083



                         See accompanying notes.

                         JORDAN INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)



Note 1 - ORGANIZATION

Jordan Industries, Inc. (the Company), an Illinois corporation, was formed by Chicago Group Holdings, Inc. on May 26, 1988 for the purpose of combining into one corporation certain companies in which partners and affiliates of The Jordan Company (the Jordan Group) acquired ownership interests through leveraged buy-outs. Chicago Group Holdings, Inc. was formed on February 8, 1988 and had no operations. The Company was merged with Chicago Group Holdings, Inc. on May 31, 1988 with the Company being the surviving company.

The Company's business is divided into three segments. The Consumer Products segment consists of Sate-Lite Manufacturing Company ("Sate-Lite"), Welcome Home, Inc. ("Welcome Home"), DACCO, Incorporated ("DACCO") and Riverside Book and Bible House, Incorporated ("Riverside"). The Industrial Products and Equipment segment consists of Parsons Precision Products, Inc. ("Parsons"), Dura-Line Corporation ("Dura-Line"), The Imperial Electric Company ("Imperial") and its subsidiaries, The Scott Motors Company ("Scott") and Gear Research, Inc. ("Gear"), Hudson Lock, Inc. ("Hudson"), AIM Electronics Corporation ("AIM"), and Cambridge Products Corporation ("Cambridge"). The Specialty Advertising and Calendars segment consists of JII/Sales Promotion Associates, Inc. ("JII/SPAI"), Beemak Plastics, Inc. ("Beemak"), Valmark Industries, Inc. ("Valmark") and Pamco Printed Tape and Label Co., Inc. ("Pamco"). All of the foregoing corporations are collectively referred to herein as the "Subsidiaries," and individually as a "Subsidiary."

Note 2 - SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

The consolidated financial statements include the accounts of the Company and subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Inventories

Inventories are stated at the lower of cost or market. Inventories are primarily valued at either average or first-in, first-out (FIFO) cost.

     Depreciation and amortization

Property, plant and equipment - Depreciation and amortization of property, plant and equipment is calculated using estimated useful lives, or over the life of the underlying leases, if less, using the straight-line method. The double declining method is generally used for machinery and equipment in the industrial products segment.

                         JORDAN INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)

The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

               Machinery and equipment    3-10 years
               Buildings                  7-35 years
               Furniture & fixtures       5-10 years
               Leaseholds                 Life of Lease

Goodwill - Goodwill is being amortized on the straight-line basis principally over 40 years. Goodwill at December 31, 1994 and 1993 is net of accumulated amortization of $12,416, and $10,083, respectively. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.

     Other assets

Patents are amortized over the remainder of their legal lives, which approximate their useful lives, on the straight-line basis. Deferred financing costs amounting to $11,211 and $12,969 net of accumulated amortization of $1,943 and $538 at December 31, 1994 and 1993, respectively, are amortized over the terms of the loans or, if shorter, the period such loans are expected to be outstanding. Non-compete covenants and customer lists amounting to $7,113 and $8,025, net of accumulated amortization of $40,690 and $37,238 at December 31, 1994 and 1993, respectively, are amortized on the straight-line basis over their estimated useful lives, ranging from three to ten years. Organizational costs are amortized over five years.

     Income taxes

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company adopted the new method of accounting for income taxes during the first quarter of 1993. The Company previously used SFAS No. 96 to account for income taxes. The adoption of Statement 109 did not have a material impact on the Company's financial position.

     Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

At December 31, 1994, the Company's cash balance included $1,600 which is being held as collateral with respect to a capital lease. The cash balance is required to remain intact throughout the term of the lease which expires on November 17, 1998.

                         JORDAN INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)


Note 3 - INVENTORIES

Inventories consist of:
                                                    Dec. 31,      Dec. 31,
                                                      1994          1993

   Raw materials                                    $16,695      $ 15,000
   Work-in-process                                    6,193         5,868
   Finished goods                                    53,269        40,318

                                                    $76,157      $ 61,186


Note 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consists of:

                                                    Dec. 31,      Dec. 31,
                                                      1994          1993

  Land                                             $  4,421      $  3,655
  Machinery and equipment                            84,091        67,971
  Buildings and improvements                         26,340        23,331
  Furniture and fixtures                             17,642        13,681
                                                   $132,494       108,638

  Accumulated depreciation and
    amortization                                    (62,091)      (50,938)
                                                   $ 70,403      $ 57,700


Note 5 - NOTES RECEIVABLE FROM AFFILIATES

On March 22, 1991, the Company acquired the stock of Cape Craftsmen, Inc. ("old Cape Craftsmen"), a company controlled by the Jordan Group, in exchange for approximately $17.2 million of notes and accrued interest due from old Cape Craftsmen. Also on March 22, the existing shareholders of old Cape Craftsmen exchanged their shares in the existing company for shares in a newly-formed company ("new Cape Craftsmen") which held the assets of the former Wholesale Division of old Cape Craftsmen and a note payable to the Company. Because the Company and old Cape Craftsmen had common ownership, the stock of old Cape Craftsmen was recorded at the historical basis of the underlying assets. Accordingly, the notes receivable at December 31, 1990 were reduced by the amount in excess of the historical cost basis of assets and a $13.5 million charge was recorded directly to the accumulated deficit in 1990. Old Cape Craftsmen was renamed Welcome Home, Inc. on March 22, 1991.

At December 31, 1994, the Company had a note receivable of $7,941 from new Cape Craftsmen. The note is secured by the net assets of new Cape Craftsmen which had an unaudited book value, excluding the note payable to the Company, of approximately $3.3 million at December 31, 1994.

Although this note is payable on demand, the Company does not anticipate the repayment of principal in 1995 and, accordingly, has classified this note as

                         JORDAN INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)

long-term. The Company believes this entity will generate adequate operating profits and cash flow to meet principal and interest payments.

In September 1989 the Company purchased the secured claims of Wintermute Industries, Inc. (Wintermute), a company also controlled by the Jordan Group, for $4,505. The Company also advanced Wintermute additional monies to meet working capital requirements.

In 1992, the Company determined that the recoverability of its note receivable and accrued interest from Wintermute was unlikely and therefore wrote-off the note receivable of $5,641 and accrued interest receivable of $661.

Note 6 - ACCRUED LIABILITIES

Accrued liabilities consist of:

                                               Dec. 31,          Dec. 31,
                                                 1994              1993

   Accrued vacation                            $ 1,435           $ 1,209
   Accrued bonuses                                 382               612
   Accrued income taxes                          1,404               611
   Accrued other taxes                           2,176             1,672
   Accrued commissions                           1,182               781
   Accrued interest payable                     12,391            12,695
   Accrued payroll and payroll taxes             1,957             1,633
   Accrued royalties                               232               201
   Accrued stock appreciation rights
    and preferred stock payments                 2,876             3,886
   Accrued other expenses                        3,635             2,786
                                               $27,670           $26,086

Note 7 - OPERATING LEASES

Certain subsidiaries lease land, buildings, and equipment under noncancellable operating leases.

Total minimum rental commitments under noncancellable operating leases at December 31, 1994 are:

               1995                            $ 9,384
               1996                              8,431
               1997                              7,706
               1998                              6,591
               1999                              4,858
               Thereafter                       10,488
                                               $47,458

Rental expense amounted to $8,173, $6,536 and $5,026 for 1994, 1993 and 1992,
respectively. The 1994 increase relates primarily to the additional retail stores opened by Welcome Home in 1994.

                         JORDAN INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)


Note 8 - BENEFIT PLANS

Certain subsidiaries of the Company have defined benefit pension plans. The total expense for these plans amounted to $119 in 1994, $72 in 1993 and $176 in 1992. The subsidiaries make contributions to the plans equal to the amounts determined by accepted actuarial methods for the defined benefit plans and on a cents-per-hour basis for plans covering certain hourly employees.

Plan benefits are generally based on years of service and employee compensation during the last years of employment.

The following table sets forth the status of the defined benefit plans of the
Company:


                                                       Year Ended
                                                       December 31,
                                                     1994      1993

     Actuarial present value of benefit
       obligations:
          Vested                                    $1,984    $2,204
          Non-vested                                    16        80

     Accumulated benefit obligation                  2,000     2,284

     Effect of future salary growth                    451       485

     Total projected benefit obligation              2,451     2,769

     Assets relating to such benefits:
       Market value of funded assets,
         primarily invested in money
         market and equity securities                2,081     2,405

     Underfunded projected
        benefit obligation                            (370)     (364)

     Net deferral                                     (418)     (467)

     Pension liability recorded
       as a long-term liability                     $ (788)   $ (831)

                         JORDAN INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)



The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation range from 7.5%-8.00% in 1994 and 7%- 7.5% in 1993. The assumed long-term rates of return on plan assets range from 7.5%-8% in 1994 and 1993. The assumed rates of compensation increase range from 3.8%-5.0% in 1994 and 2%-2.5% in 1993.

Effective January 1, 1993, an over-funded plan was terminated and one of the under-funded plans was frozen. The termination of the overfunded plan resulted in a $.5 million charge to earnings in 1993. Non-participating annuity contracts have been purchased with the plan assets of the over-funded plan, and various compensation plans have been instituted in place of the defined benefit pension plans.

In January 1993 the Company established the Jordan Industries, Inc. 401(k) Savings Plan ("the Plan"), a defined-contribution plan. The Plan covers substantially all employees of the Company. Contributions to the Plan are discretionary.

Note 9 - LONG-TERM DEBT

Long-term debt consists of:
                                                  Dec. 31,        Dec. 31,
                                                    1994            1993

  Notes payable (A)                              $  1,571         $  1,590
  Subordinated promissory notes (B)                 8,623              800
  Capital lease obligations (C)                     9,257            2,625
  Senior Notes (D)                                275,000          275,000
  Senior Subordinated Discount Debentures (E)      88,411           78,868
                                                  382,862          358,883

  Less current portion                              1,896            1,902
                                                 $380,966         $356,981


Aggregate maturities of long-term debt at December 31, 1994 are as follows:

                     1995                        $  1,896
                     1996                           1,904
                     1997                           1,160
                     1998                           1,122
                     1999                           2,402
                     Thereafter                   374,378
                                                 $382,862

                         JORDAN INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)

A Notes payable are due in monthly or quarterly installments and bear interest at rates up to 11.5%. Certain assets of the subsidiaries are pledged as collateral for the loans.

B Subordinated promissory notes payable are due to minority interest shareholders and former shareholders of the subsidiaries in annual installments through 2001, and bear interest at 8%-9%. Certain of the loans are collateralized by equipment.

C Interest rates on capital leases range from 8.56% to 13.87% and mature in installments through 1999.

          The future minimum lease payments as of December 31, 1994 under capital leases consist of the following:

                    1995                               $ 2,352
                    1996                                 1,877
                    1997                                 1,629
                    1998                                 1,364
                    1999                                 4,726
                    Thereafter                               -

                    Total                              $11,948

                    Less amount representing interest    2,691

                    Present value of future minimum
                     lease payments                    $ 9,257

          The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 1994.

D In July 1993, the Company issued $275,000 10 3/8% Senior Notes ("Senior Notes") due 2003. These notes bear interest at a rate of 10 3/8% per annum, payable semi-annually in cash on February 1 and August 1 of each year. The payments began on February 1, 1994.

          The Senior Notes are redeemable for 105.18750% of the principal amount from August 1, 1998 to July 31, 1999, 102.59375% from August 1, 1999 to July 31, 2000, and 100% from August 1, 2000 and thereafter plus any accrued and unpaid interest to the date of redemption.

          The fair value of the Senior Notes was $243,375 at December 31, 1994. The fair value was calculated using the Senior Notes' December 31, 1994 market price multiplied by the face amount.

                         JORDAN INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)


E In July 1993 the Company issued $133,075,239 11 3/4% Senior Subordinated Discount Debentures, ("Discount Debentures") due 2005. The Discount Debentures were issued at a substantial discount from this principal amount. The interest on the Discount Debentures will be payable in cash semi-annually on February 1 and August 1 of each year beginning in 1999.

          The Discount Debentures are redeemable for 105.87500% of the accreted value from August 1, 1998 to July 31, 1999, 102.93750% from August 1, 1999 to July 31, 2000 and 100% from August 1, 2000 and thereafter plus any accrued and unpaid interest from August 1, 1998 to the redemption date if such redemption occurs after August 1, 1998.

          The fair value of the Discount Debentures was $67,868 at December 31, 1994. The fair value was calculated using the Discount Debentures' December 31, 1994 market price multiplied by the face amount.

The proceeds from the issuance of the above Notes were used to repurchase previously issued Senior Subordinated Notes consisting of $102,300 principal amount of 13-7/8% Series A Senior Subordinated Notes (Series A) due 1998, and $105,000 principal amount of 13-5/8% Series B Senior subordinated Reset Notes (Series B) due 1998. Due to the repurchase, the Company incurred a $26.2 million extraordinary loss which was comprised of a $7.2 million write-off of deferred financing fees, a $1.7 million write-off of the debt discount relating to the Series A and Series B debt issuance, and $17.3 million in premium and consent fees.

The Indenture relating to the Notes and Discount Debentures restricts the ability of the Company to incur additional indebtedness. The Indenture also restricts: the payment of dividends, the repurchase of stock and the making of certain other restricted payments; restrictions that can be imposed on dividend payments to the Company by its subsidiaries; significant acquisitions; and certain mergers or consolidations. The Indenture will also require the Company to redeem the Notes and Discount Debentures upon a change of control and to offer to purchase a specified percentage of the Notes and Discount Debentures if it fails to maintain a minimum level of capital funds (as defined).

The Company is, and expects to continue to be, in compliance with the provisions of the Indenture.

Included in interest expense is $1,405, $1,363 and $1,702 of amortization of debt issuance costs for the year ended December 31, 1994, 1993 and 1992, respectively.

                         JORDAN INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)


Note 10 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                          Year Ended December 31,
                                    1994           1993            1992
 Current:
   Federal                         $  356         $  -           $ 1,115
   State and local                    967            747             919
                                    1,323            747           2,034
   Deferred                             9            (40)           (846)
     Total                         $1,332         $  707         $ 1,188

Deferred income taxes consist of:                 Dec. 31,       Dec. 31,
                                                    1994           1993
     DEFERRED TAX LIABILITIES:

      Tax over book depreciation                  $ 7,447        $10,585
      Basis in subsidiary                             798              -
      LIFO reserve                                    333            445
      Other                                           186             51

        Total deferred tax liabilities            $ 8,764        $11,081

      DEFERRED TAX ASSETS:

      NOL carryforwards                           $20,400        $25,985
      Accrued interest on discount debentures       4,560          1,315
      Pension obligation                              191            295
      Vacation accrual                                517            496
      Uniform capitalization of inventory             610            863
      Allowance for doubtful accounts                 609            531
      Capital lease obligations                       355            241
      Other                                           472            353

        Total deferred tax assets                  27,714         30,079

        Valuation allowance for deferred
          tax assets                              (23,428)       (25,782)

        Net deferred tax assets                     4,286          4,297

        Net deferred tax liabilities              $ 4,478        $ 6,784

The decrease in the valuation allowance during 1994 and 1993 was $2,354 and $10,180, respectively.

                         JORDAN INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)

The provision for income taxes differs from the amount of income tax benefit computed by applying the United States federal income tax rate to loss before income taxes, minority interest, and extraordinary items. A reconciliation of the differences is as follows:

                                                      Year ended
                                                      December 31,
                                               1994     1993       1992

Computed statutory tax provision (benefit)   $9,414    $(958)    $(2,378)
Increase (decrease) resulting from:
  Net losses for which no benefit
    was taken                                     -      362       2,134
  Amortization of goodwill                      682      590         596
  Use of separate company net operating
    loss carryforward                        (1,329)       -           -
  Tax basis in excess of book basis in
    partial sale of a subsidiary             (8,460)       -           -
  State and local tax                         1,010      720         965
  Other items, net                               15       (7)       (129)
Provision for income taxes                   $1,332   $  707     $ 1,188

As of December 31, 1994, the consolidated loss carryforwards are approximately $56,000 and $43,000 for regular tax and alternative minimum tax purposes, respectively, and expire in various years through 2009. A subsidiary of the Company, which is not consolidated for tax purposes, has approximately $4,000 of net operating loss carryforwards that expire in various years through 2006.

Note 11 - RELATED PARTY TRANSACTIONS

The principals, partners, officers, employees and affiliates of The Jordan Company (the "Jordan Group") own substantially all of the common stock of the Company. The Jordan Group also owns substantially all of the common stock of Cape Craftsmen, Inc.

On June 1, 1988, an agreement was executed, which was amended on January 3, 1989 and amended and restated on September 30, 1990, whereby the Company will pay TJC Management Corporation ("TJC") a quarterly fee equal to .75% of the Company's Cash Flow for the four full fiscal quarters next preceding the date of payment of such quarterly fee. Under this agreement the Company accrued fees to TJC of $1,962, $1,503 and $1,500 in 1994, 1993 and 1992, respectively.

                          JORDAN INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)


In addition, beginning June 1, 1988, The Jordan Company is to be paid an investment banking fee of up to 2%, based on the aggregate consideration paid, for its assistance in acquisitions undertaken by the Company or its subsidiaries, and a financial consulting fee not to exceed 1% of the aggregate debt and equity financing that is arranged by the Jordan Company, plus the reimbursement of out-of-pocket and other expenses. The Company paid $3,500 in 1993 to The Jordan Company for their fee in relation to the Company's refinancing. In 1994, the Company paid $1,803 to the Jordan Company for their fees in relation to the Welcome Home public offering, the acquisitions of Valmark and Pamco, and the signing of the Revolving Credit Facility.

In February 1988, the Company entered into an employment agreement with its President and Chief Operating Officer which provides for annual compensation, including base salary and bonus, of not less than $350. The agreement also provides for severance payments in the event of termination for reasons other than cause, voluntary termination, disability or death; disability payments, under certain conditions, in the event of termination due to disability; and a lump sum payment of $1,000 in the event of death. The Company maintains a $5,000 "key man" life insurance policy on its president under which the Company is the beneficiary.

An individual who is a shareholder, Director, General Counsel and Secretary for the Company is also a partner in a law firm used by the Company. The firm was paid $660, $331 and $318 in fees and expenses in 1994, 1993 and 1992, respectively. The rates charged to the Company were at arms-length.

See Note 5 with respect to notes receivable from affiliates.

Note 12 - CAPITAL STOCK

Under the terms of a restricted common stock agreement with certain members of management, the Company has the right, under certain circumstances, for a specified period of time to reacquire shares from management at management's original cost. Starting in 1993 or within 60 days of termination, the Company's right to repurchase may be nullified if $1,800, in the aggregate, is paid to the Company by management.

On January 20, 1989, the Company, in exchange for three thousand five hundred dollars, sold warrants to acquire 3,500 shares of its common stock to Mezzanine Capital & Income Trust 2001, PLC (MCIT), a publicly traded U.K. investment trust, in which principal stockholders of the Company also hold capital and income shares. These warrants were sold in conjunction with MCIT's purchase of $7,000 of Senior Subordinated Notes. Each Warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.00 at any time, subject to certain events, prior to January 20, 1999. These warrants were valued at $700 based on an independent appraisal.

                         JORDAN INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)


On January 1, 1992 the Company issued 1,633.8386 shares of common stock for $175. On December 31, 1992 the Company issued an additional 400 shares of stock for $43.

Note 13 - BUSINESS SEGMENT INFORMATION

The Company's business operations are classified into three business segments:
Consumer Products, Industrial Products and Equipment, and Specialty Advertising and Calendars.

Consumer Products includes the manufacturing and marketing of safety reflectors, lamp components, bicycle reflector kits, colorants and emergency warning triangles by Sate-Lite; the remanufacturing of transmission sub-systems for the U.S. automotive aftermarket by DACCO; the publishing of bibles and the distribution of bibles, religious books, and recorded music by Riverside; and the specialty retailing of decorative home furnishing accessories by Welcome Home.

Industrial Products and Equipment includes the manufacture and distribution of silicon pre-lubricated plenum and other configurations of Innerduct, a proprietary plastic pipe used in the installation of fiber optic cable, and rigid polyethylene pipe used for transporting potable water by Dura-Line;
heavy fabricated ground handling equipment, precision machined parts, and precision machined titanium hot formed parts used by the aerospace industry by Parsons; electric motors for both industrial and commercial use by Imperial; small electrical motors by Scott; precision gears and gear boxes by Gear; specialty-type locks by Hudson; and electronic connectors and switches by AIM and Cambridge.

Specialty Advertising and Calendars includes specialty advertising products, calendars and corporate recognition and promotion products by JII/SPAI; point-of-purchase advertising displays by Beemak; the specialty printing and manufacturing of pressure sensitive labeling products by Valmark and the manufacturing, printing, and distribution of pressure sensitive labels and specialty printed products by Pamco.

There are no inter-segment sales. Foreign operations and export sales are not significant. No single customer accounts for 10% or more of net sales.

Operating income by business segment is defined as net sales less operating costs and expenses, excluding interest and corporate expenses.

Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, equipment, notes receivable from affiliates and deferred debt issuance costs.

                         JORDAN INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)


                                                 Year ended
                                                December 31,
                                           1994      1993       1992
Net sales:
  Consumer Products                     $212,731  $178,656   $149,124
  Industrial Products and Equipment      121,601   112,138    110,648
  Specialty Advertising and Calendars     90,059    67,817     67,549
     Total                              $424,391  $358,611   $327,321

Operating income:
  Consumer Products                     $ 24,967  $ 21,141   $ 14,757
  Industrial Products and Equipment       24,400    21,163     18,077
  Specialty Advertising and Calendars      7,151     2,843      3,712
     Total business segment operating
      income                            $ 56,518  $ 45,147   $ 36,546

  Corporate expenses                     (13,574)   (8,760)   (13,784)
     Total consolidated operating
      income                            $ 42,944  $ 36,387   $ 22,762

Depreciation and amortization
  (including the amortization of
  goodwill and intangibles):
  Consumer Products                     $  5,332  $  6,024   $  5,970
  Industrial Products and Equipment        7,517     8,620      9,831
  Specialty Advertising and Calendars      4,458     2,728      2,812
     Total business segment
      depreciation and amortization     $ 17,307  $ 17,372   $ 18,613

  Corporate                                1,792       430        449
     Total consolidated depreciation
      and amortization                  $ 19,099  $ 17,802   $ 19,062

Capital expenditures:
  Consumer Products                     $  5,840  $  4,283   $  3,047
  Industrial Products and Equipment        4,272     2,992      2,180
  Specialty Advertising and Calendars      1,722     1,045      1,699
  Corporate                                  278     5,320         49
     Total                              $ 12,112  $ 13,640   $  6,975

                         JORDAN INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)

                                Continued



                                       Dec. 31,    Dec. 31,   Dec. 31,
                                         1994        1993       1992
Identifiable assets:
  Consumer Products                    $123,636    $107,323   $ 99,614
  Industrial Products and Equipment      99,129     102,945    109,140
  Specialty Advertising and Calendars    85,617      40,972     42,281
     Total business segment assets     $308,382    $251,240   $251,035

  Corporate assets                       91,063      87,269     17,639
     Total consolidated assets         $399,445    $338,509   $268,674


Note 14 - ACQUISITION OF MINORITY INTEREST

In March 1992, a subsidiary of the Company entered into an agreement with its minority shareholders whereby the shareholders would exchange their common stock, which amounted to a 24% interest, for 7% cumulative preferred stock. One-half of the preferred shares are redeemable in eight quarterly installments, including the accrued but unpaid dividends, beginning on or after April 1, 1993. These shares have a redemption value of $1,875 of which $938 is recorded as an accrued liability, and $234 has been recorded as redeemable preferred stock.

An additional $1,875 is not redeemable and pays a cumulative dividend of 7% per year. This amount is included in the shareholders' equity section of the balance sheet.

The shareholders entered into covenants not to compete for $2,679 which will be paid over the next five years. Of this amount, $123 and $325 was paid in 1994 and 1993.

The shareholders were granted stock appreciation rights as part of the non-compete agreements with $5,952 to be paid over the next three years. Of this amount, $1,660 and $2,235 was paid in 1994 and 1993. At December 31, 1994, $2,056 is included in accrued liabilities.

The total consideration for minority interest which was accounted for as a purchase was $12,381.

                          JORDAN INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)

Additionally, the former shareholders were granted stock appreciation rights exercisable in full or in part on the occurrence of the disposition by merger or otherwise, in one or more transactions of (a) more than 50% of the voting power and/or value of the capital stock of the subsidiary or (b) all or substantially all the business or assets of the subsidiary. The value of the stock appreciation rights is based on the ultimate sales price of the stock or assets of the subsidiary, and is essentially 15% of the ultimate sales price, less $15,625, of the stock or assets sold. No liability has been recorded relative to these rights.

As a result of this transaction, the subsidiary was included in the Company's consolidated federal tax return beginning in 1992.

Note 15 - ACQUISITIONS OF SUBSIDIARIES

On January 4, 1994, the Company, through its newly-formed wholly-owned subsidiary, J2, Inc., bought substantially all of the net assets of Valmark Industries, Inc. ("Valmark"), a manufacturer of membrane switches, graphic panel overlays, labels, and bar codes.

The purchase price of $18,139, including costs incurred directly related to the transaction, was allocated to working capital of $2,105, property, plant and equipment of $1,358, non-compete agreements of $1,500, other assets of $58, and the assumption of a long-term capital lease obligation of $4 and resulted in an excess purchase price over net identifiable assets of $13,122. The acquisition was financed with the issuance of a $4,000 Subordinated Note to a former shareholder and the remaining portion with cash.

On May 20, 1994, the Company, through its wholly-owned subsidiary, J2, Inc., bought all of the common stock of Pamco Printed Tape and Label Co., Inc. ("Pamco"), a manufacturer of printed labels.

The purchase price of $25,733, including costs incurred directly related to the transaction, was allocated to working capital of $2,237, property, plant and equipment of $2,690, non-compete agreements of $1,000, and the assumption of a mortgage note of $731 and resulted in an excess purchase price over net identifiable assets of $20,537. The acquisition was financed with the issuance of a $4,000 Subordinated Note to a minority shareholder and the remaining portion with cash.

Unaudited pro forma information with respect to the Company as if the 1994 acquisitions had occurred on January 1, 1993 is as follows:

                                    Year Ended December 31,
                                     1994           1993
                                          (unaudited)
                                     (dollars in millions)

      Net sales                     $432.1         $389.5
      Net income (loss) before
       extraordinary items            24.3           (1.7)
      Net income (loss)               24.3          (27.9)

                         JORDAN INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)



Note 16 - REVOLVING CREDIT FACILITY

On June 29, 1994, the Company entered into a $50,000 five year revolving credit facility with the First National Bank of Boston. The facility will be used for working capital and acquisitions over the term of the loan. The facility charges an interest of prime plus 1/2% or Libor plus 2%. There was no outstanding balance on the revolving credit facility at December 31, 1994.

The Company is required to meet certain consolidated financial covenants. This credit facility is secured by the Company's shares of the Subsidiaries' capital stock and substantially all of the assets of the company. The Company is, and expects to continue to be, in compliance with the provisions of the Revolving Credit Facility.

Note 17 - WELCOME HOME PUBLIC OFFERING

During 1994, Welcome Home, Inc. ("Welcome Home") sold 2.9 million shares, 2.5 million on September 29, and .4 million on October 13, of the total 8.5 million shares outstanding, at an initial offering price of $11.00 per share. As a result, the Company recorded a gain in the amount of $24.2 million reflecting the difference between the net proceeds received and its proportionate share of its book basis in Welcome Home. Certain costs incurred because of the transaction were also applied against the gain. The proceeds were used by the Company to repay certain bank indebtedness.

Note 18 - CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places cash and cash equivalents with high quality financial institutions, and is restricted by the Revolving Credit Facility as to its investment instruments. Concentration of credit risk relating to accounts receivable is limited due to the large number of customers from many different industries and locations. The Company believes that its allowance for doubtful accounts is adequate to cover potential credit risk.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          The names, ages and principal occupations during the past five years of each director or executive officer of the Company are as set forth below:


   Name                 Age         Principal Occupations

John W. Jordan II        47        Chairman of the Board of Directors and
                                   Chief Executive Officer since 1988.  Mr.
                                   Jordan is also managing partner of The
                                   Jordan Company. Mr. Jordan is a Director of Leucadia National Corporation
                                   ("Leucadia"), Carmike Cinemas, Inc.
                                   ("Carmike"), Jones Plumbing Systems, Inc.
                                   ("Jones"), American Safety Razor Company
                                   ("ASR"), NEWFLO Corporation ("NEWFLO"),
                                   and Welcome Home, Inc. ("Welcome Home") .
                                   Mr. Jordan is also an Officer and a
                                   Director of Cape Craftsmen, Inc. ("Cape
                                   Craftsmen").

Thomas H. Quinn          47        Director, President and Chief Operating
                                   Officer since 1988.  From November 1985 to
                                   December 1987, Mr. Quinn was Group Vice
                                   President and a corporate officer of
                                   Baxter International ("Baxter").  From
                                   September 1970 to November 1985, Mr. Quinn was employed by American Hospital Supply
                                   Corporation ("American Hospital"), where he was a Group Vice President and a corporate officer when American Hospital was acquired by Baxter. Mr. Quinn is also a Director of Cape Craftsmen, ASR and
                                   Welcome Home.

Joseph S. Steinberg      51        Director since 1988.  President and a
                                   Director of Leucadia, where he has been
                                   employed since 1979. He is also a Trustee of New York University.

David W. Zalaznick       40        Director since 1988.  Mr. Zalaznick is a
                                   partner of The Jordan Company. Mr.
                                   Zalaznick is a Director of Jones, Cape
                                   Craftsmen, ASR, NEWFLO, Carmike, and
                                   Marisa Christina Incorporated.

      Name                Age         Principal Occupations


Jonathan F. Boucher      38        Director and Vice President since 1988.
                                   Since June 1983, Mr. Boucher has also been a principal of The Jordan Company. Mr.
                                   Boucher is a Director of Jones, ASR,
                                   NEWFLO, and Welcome Home. Mr. Boucher is also an Officer of Cape Craftsmen.

G. Robert Fisher         55        Director, General Counsel and Secretary
                                   since 1988.  Since 1968, Mr. Fisher has
                                   been a member of the law firm of Smith,
                                   Gill, Fisher & Butts, P.C., a firm that
                                   represents the Company in various legal
                                   matters.  See Item 13 -- "Legal Counsel".
                                   Mr. Fisher is also an Officer of Cape
                                   Craftsmen.

James A. McNair          39        Director and Senior Vice President,
                                   Business Development, since 1994.  Mr.
                                   McNair joined the Company in 1988 as Vice
                                   President, Business Development.

Each of the directors and executive officers of the Company will serve until the next annual meeting of the shareholders or until their death, resignation or removal, whichever is earlier. Directors are elected annually and executive officers hold office for such terms as may be determined by the Board of Directors.

The Presidents of the Subsidiaries are significant employees of the Company.

Item 11.  EXECUTIVE COMPENSATION

    The following table shows the cash compensation paid by the Company, for the three years ended December 31, 1994, for services in all capacities to each of the executive officers of the Company.

                                      Summary Compensation Table

                                              Annual Compensation                    Long-Term Compensation
                                                                  Other Annual       Restricted     Phantom
Name and Principal Position     Year      Salary      Bonus       Compensation         Stock         Stock

Thomas H. Quinn,                1994    $500,000     $979,137      $201,480 (1)<F1>       -             -
 President and Chief            1993     500,000      675,000       525,000 (2)<F2>       -             -
 Operating Officer              1992     350,000      588,000             -         1,000 shares        -

James A. McNair,                1994    $200,000     $285,000             -               -             -
 Sr. Vice President, Business   1993     175,000      150,000             -               -             -
 Development                    1992     175,000      110,000             -               -        80,000 Units



<F1>(1) In connection with the acquisitions completed in 1994, and the signing of the credit facility, this amount has been capitalized in the Company's financial statements.

<F2>(2) The amount relates to payments made in connection with the Company's refinancing on
        July 23, 1993.

    Employment Agreement. Thomas H. Quinn has an employment agreement with the Company which provides for Mr. Quinn's employment as President and Chief Operating Officer of the Company. The employment agreement can be terminated at any time by the Company. His base salary is $500,000 per annum, and he is provided with a guaranteed bonus of $100,000 per annum, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Quinn by any of the Subsidiaries or affiliates of the Company or affiliates of The Jordan Company. Under the employment agreement, if Mr. Quinn's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment equal to the greater of $350,000 or the sum of his most recent base annual salary plus $100,000. If employment is terminated for reasons of cause or voluntary termination, no severance payment is made. The Company maintains a $5.0 million "key man" life insurance policy on Mr. Quinn under which the Company is the beneficiary.

    Restricted Stock Agreements. The Company is a party to restricted stock agreements, dated as of February 25, 1988 with each of Thomas H. Quinn, Jonathan F. Boucher and John R. Lowden (a member of the Jordan Group), pursuant to which they were issued shares of Common Stock which, for purposes of such restricted stock agreements, were classified as "Group 1 Shares" or "Group 2 Shares". Messrs. Quinn, Boucher and Lowden were issued 4,500, 1,870.7676 and
629.2324 Group 1 Shares, respectively, and 4,000, 1,000 and 1,000 Group 2 Shares, respectively at $4.00 per share. The Group 1 Shares are not subject to repurchase. The Group 2 Shares are subject to repurchase, in the event that Messrs. Quinn, Boucher or Lowden ceases to be employed (as a partner, officer or employee) by the Company, The Jordan Company, Jordan/Zalaznick Capital Company ("JZCC"), or any reconstitution thereof conducting similar business activities in which they are a partner, officer or employee. If such person ceases to be so employed after January 1, 1993 and prior to January 1, 2003, the Group 2 Shares can also be repurchased at cost, unless such person releases and terminates such repurchase option by making a payment of $300.00 per share to the Company. Certain adjustments to the foregoing occur in the event of the death of any of the partners of The Jordan Company or JZCC, the death or disability of such person, or the sale of the Company. On January 1, 1992, the Company issued Messrs. Quinn, Boucher and Max, 600, 533.8386 and 500 shares, respectively, at $107.00 per share, pursuant to similar Restricted Stock Agreements, dated as of January 1, 1992, under which such shares were effectively treated as "Group 1" shares. On December 31, 1993, the Company issued an additional 400 shares to Mr. Quinn for $107.00 per share pursuant to similar Restricted Stock Agreements, dated as of December 31, 1992, under which such shares were effectively treated as "Group 1" shares. The purchase price per share was based upon an independent appraiser's valuation of the shares of Common Stock at the time of their issuance. These shares were issued by the Company to provide a long-term incentive to the recipients to advance the Company's business and financial interest. In each case, the proceeds from the sale of the shares of Restricted Stock were used by the Company for general corporate purposes.

    Director's Compensation. The Company compensates its directors. Such compensation is paid quarterly, at the rate of $140,000 per year for all of the directors. The Indenture permits director fees of up to $250,000 per year.
In addition, the Company reimburses directors for their travel and other expenses incurred in connection with attending Board meetings (and committees thereof) and otherwise performing their duties as directors of the Company.

    Phantom Stock Plan. The Board of Directors of the Company (the "Board of Directors") has adopted a Phantom Share Plan (the "Plan") which is administered by the Compensation Committee of the Board of Directors which determines awards to be made under the Plan to the Company's management and highly compensated employees. Awards under the Plan vest ratably over a five-year period beginning at the end of the employee's sixth year of employment with the Company with an employee being fully vested at the end of 10 years of employment with the Company. An employee also becomes fully vested upon the sale of substantially all of the Company's capital stock or assets to any person or group of persons other than to John W. Jordan II or any entity in which he owns, directly or indirectly, 10% or more of the beneficial interest, but not including a sale pursuant to a registered public offering (a "Change of Control"). After (i) an employee becomes fully vested or (ii) an employee's employment relationship with the Company is terminated (other than for cause) (the "Settlement Date"), the Company will pay to such employee in five equal installments beginning 90 days after the Settlement Date and on each of the next four anniversaries of the Settlement Date an aggregate amount equal to the product of the number of units awarded to such employee in which the employee has become vested and the Unit Value (as defined herein) plus interest. Unit Value is defined as 2.5% of (i) the average Stockholder Value (as defined in the Plan) for the last three fiscal years ending on or before such date (or the fair market value of the Common Stock in the event of a Change of Control), divided by (ii) 1,000,000 (subject to adjustment to reflect changes in the Company's capitalization). The Plan consists of 1,000,000 units, of which 180,000 have been granted. The Company believes that the Plan provides the Company with a means of attracting, retaining and motivating executive personnel by offering them performance-related incentives which coincide with the interest of the stockholders. Although the Company has not historically experienced any material difficulties in attracting, retaining or motivating its executive personnel, there can be no assurances that the Company will not experience any such difficulties in the future.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    At March 30, 1995 there were 93,501.0004 issued and outstanding shares of Common Stock. The following table furnishes information, as of March 30, 1995, as to the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, and
(iii) all officers and directors of the Company as a group.

Name & Address of                           Amount                Percent
Beneficial Owner                   of Beneficial Ownership        of Class

John W. Jordan II (1)(4)(5)               44,362.3324              47.4%
The Jordan Company,
9 West 57th Street, 40th Floor
New York, New York  10019

David W. Zalaznick (2)(3)(4)              17,423.5763              18.6%
The Jordan Company,
9 West 57th Street, 40th Floor
New York, New York  10019

Leucadia Investors, Inc. (4)               9,969.9999              10.7%
315 Park Avenue South,
New York, New York  10010

Thomas H. Quinn (6)                        8,500.0000               9.1%
Jordan Industries, Inc.,
ArborLake Centre,
1751 Lake Cook Road,
Deerfield, Illinois  60015

Jonathan F. Boucher (7)                    5,533.8386               5.9%
The Jordan Company,
9 West 57th Street, 40th Floor
New York, New York  10019

G. Robert Fisher (5) (9)                     624.3496                .7%
Smith, Gill, Fisher & Butts,
One Kansas City Place,
1200 Main Street,
Kansas City, Missouri  64105

All Directors and Officers                86,414.0968              92.4%
as a group (5 persons) (4)(8)

(1) Includes 1 share held personally and 44,361.3324 shares held by John W. Jordan II Revocable Trust which includes 2,541.4237 shares that are subject to an agreement dated as of October 27, 1988, between Mr. Jordan and Mr. Zalaznick described in Note (3) below. Does not include 309.2933 shares held by Daly Jordan O'Brien, the sister of Mr. Jordan, 309.2933 shares held by Elizabeth O'Brien Jordan, the mother of Mr. Jordan, and
    309.2933 shares held by George Cook Jordan, Jr., the brother of Mr.
    Jordan.

(2) Does not include 82.1697 shares held by Bruce Zalaznick, the brother of Mr. Zalaznick.

(3) Excludes 2,541.4237 shares that are held by John W. Jordan II Revocable Trust, but which may be purchased by Mr. Zalaznick, and must be purchased by Mr. Zalaznick, under certain circumstances, pursuant to an agreement, dated as of October 27, 1988, between Mr. Jordan and Mr. Zalaznick.

(4) Does not include 100 shares held by JZCC. Mr. Jordan, Mr. Zalaznick and Leucadia, Inc. are the sole partners of JZCC.

(5) Does not include 3,248.3332 shares held by The Jordan Family Trust, of which John W. Jordan II, George Cook Jordan, Jr. and G. Robert Fisher are the trustees.

(6) All of Mr. Quinn's shares are subject to the terms of a Restricted Stock Agreement between Mr. Quinn and the Company. See Item 11 -- "Restricted Stock Agreements".

(7) Includes 2,870.7676 shares which are the subject of a Restricted Stock Agreement between Mr. Boucher and the Company. See Item 11 -- "Restricted Stock Agreements".

(8) Includes 9,969.9999 shares held by Leucadia Investors, Inc., of which Joseph S. Steinberg is President and a director.

(9) Includes 624.3496 shares held by G. Robert Fisher, Trustee of the G. Robert Fisher Irrevocable Gift Trust, U.T.I., dated December 26, 1990.

    Stockholder Agreements. Each holder of outstanding shares of Common Stock of the Company is a party to a Stockholder Agreement, dated as of June 1, 1988 (the "Stockholder Agreement"), by and among the Company and such stockholders. The Stockholder Agreement subjects the transfer of shares of Common Stock by such stockholders to a right of first refusal in favor of the Company and "co-sale" rights in favor of the other stockholders, subject to certain restrictions. Under certain circumstances, stockholders holding 60% or more of the outstanding shares of Common Stock, on a fully diluted basis, have certain rights to require the other stockholders to sell their shares of Common Stock.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Management Consulting Agreement. On June 1, 1988, the Company and The Jordan Company entered into a Management Consulting Agreement which was amended on January 3, 1989 and amended and restated on September 30, 1990 (the "Consulting Agreement"). Under the Consulting Agreement, TJC renders to the Company certain consulting services regarding the Company and its subsidiaries, their financial and business affairs and their relationships with their lenders and stockholders and the operation and expansion of their businesses. Such services include Mr. Jordan's services as chief executive officer of the Company, strategic planning, and advice and analysis regarding financing, potential acquisitions and current operations. For such services, the Company pays TJC a quarterly fee equal to three quarters of one percent of the Company's Cash Flow for the four full fiscal quarters next preceding the date of payment of such quarterly fee. Under the Consulting Agreement, such quarterly fee could not in any event exceed $500,000 in the aggregate for the quarters in 1990, and $1.5 million in the aggregate for the quarters in 1991 and 1992; plus (i) an investment banking and sponsorship fee of up to 2% of the aggregate consideration paid by the Company in connection with an acquisition by the Company of other businesses, and (ii) an investment banking and financial consulting fee not to exceed 1% of the aggregate debt and/or equity financing, in each case, that is arranged by TJC or The Jordan Company, plus the reimbursement of out-of-pocket and other expenses. The Company paid The Jordan Company $3,500,000 in 1993 as an investment banking fee relating to the Company's refinancing. For the year ended December 31, 1994, the Company accrued a total of $1,961,700 in quarterly fees and $1,803,200 in investment banking fees to TJC pursuant to the Consulting Agreement. TJC has advised the Company that it intends to continue making acquisitions for its own account. There are no commitments or understandings as to how acquisition opportunities would be allocated between the Company and The Jordan Company. The Consulting Agreement expires on June 1, 1998, unless extended or terminated earlier. Messrs. Jordan, Zalaznick and Boucher, directors and officers of the Company, are partners of The Jordan Company. Messrs. Jordan and Zalaznick also serve as directors of TJC. The Company believes that the terms of the Consulting Agreement are comparable to those which could have been obtained from an unaffiliated third party.

    Employment Agreement. On February 25, 1988, the Company entered into an employment agreement with Thomas H. Quinn, pursuant to which Mr. Quinn became the President and Chief Operating Officer of the Company, effective January 1, 1988. See "Management -- Employment Agreement." The Company believes that the terms of the employment agreement are comparable to those that could have been obtained from an unaffiliated third party.

    Restricted Stock Agreements. On February 25, 1988, the Company entered into restricted stock agreements with each of Jonathan F. Boucher, John R. Lowden and Mr. Quinn, which subject sales of shares of Common Stock of the Company owned by each of the stockholders to the Company's right to repurchase such shares under certain conditions and which also restrict the transfer of any shares of Common Stock of the Company other than pursuant to an option by the Company to repurchase such shares. The Company entered into substantially similar additional restricted stock agreements with Messrs. Quinn and Boucher and Mr. Adam Max, a principal of The Jordan Company, on January 1 1992, and with Mr. Quinn on December 31, 1992. See "Management -- Restricted Stock Agreements." The Company believes that the terms of the restricted stock agreements are comparable to those that could have been obtained from an unaffiliated third party.

    Common Stock. On January 1, 1992, the Company issued Messrs. Quinn, Boucher and Max, 600, 533.8386, and 500 shares of Common Stock, respectively, for total consideration of $174,820.73. On December 31, 1992, the Company issued an additional 400 shares to Mr. Quinn for $42,800.00. The consideration received by the Company for the Common Stock amounted to $107.00 per share, determined to be the then fair market value of the Common Stock for the shares of Common Stock issued during 1992 as determined by an independent appraiser's valuation of the shares of Common Stock at the time of issuance. The proceeds from the sale of Common Stock were used by the Company for general corporate purposes.

    Legal Counsel. Mr. G. Robert Fisher, a Director of, and the General Counsel and Secretary to, the Company, is also a partner of Smith, Gill, Fisher & Butts, a Professional Corporation, Kansas City, Missouri. Mr. Fisher and his law firm have represented the Company and The Jordan Company in the past, and expect to continue representing them in the future. In 1994, Smith, Gill, Fisher & Butts was paid approximately $660 in fees and expenses by the Company. The rates charged to the Company were determined at arms-length.

    MCIT Warrants. In January of 1989, the Company has privately placed, warrants to acquire 3,500 shares of its Common Stock, at an exercise price of $4.00 per share, to Mezzanine Capital & Income Trust 2001, PLC, a publicly-traded U.K. investment trust ("MCIT"), for a total of $14,000 in connection with the purchase by MCIT of $7,000,000 of the Old Notes. The estimated per share value of the Common Stock on the date of issuance of the warrants was $200.00 as determined by an independent appraiser. The warrants are transferrable subject to certain restrictions on transfer relating to the availability of an exemption of such transaction from registration under the Securities Act. MCIT sold the Old Notes in October, 1991, but still holds the warrants. John W. Jordan II, David W. Zalaznick and Leucadia Investors, Inc.

hold in the aggregate approximately 22% of the MCIT capital shares, and approximately 11% of the aggregate MCIT capital and income shares. MCIT is advised by Jordan Zalaznick Advisors, Inc., a corporation owned by John W. Jordan II and David W. Zalaznick.

    Wintermute Industries, Inc. Note Receivable. In September of 1989, in connection with the acquisition of Cape Craftsmen, Inc., the Company purchased from Manufacturers Hanover Trust Company a note receivable in the aggregate principal amount of $4.5 million of Wintermute Industries, Inc. ("Wintermute"). Eighty percent of the stock of Wintermute is held by Jordan/Zalaznick Capital Company, a partnership which is an affiliate of the Company. The indebtedness represented by the note was incurred to fund the acquisition of Wintermute by JZCC. From September of 1989 to December of 1992 the Company advanced Wintermute an additional $1.1 million for working capital purposes. Between September of 1989 and December of 1992, $0.7 million of interest accrued on the note. Wintermute made no payments of interest or principal on the note or in respect of amounts advanced for working capital purposes. In December of 1992, the Company wrote off the entire $5.6 million of principal and $0.7 million of interest owing under the note and in respect of amounts advanced for working capital. See Note 5 to the Consolidated Financial Statements.

                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

(1) Financial Statements

    Reference is made to the Index to Consolidated Financial Statements appearing at Item 8, which Index is incorporated herein by reference.

(2) Financial Statement Schedules

    The following financial statement schedules for the years ended December 31, 1993, 1992 and 1991 are submitted herewith:

                      Item                                    Page Number

Schedule II  -  Valuation and qualifying accounts                  S-1

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable and therefore have been omitted, or the information has been included in the consolidated financial statements.

(3) Exhibits

    An index to the exhibits required to be listed under this Item 14(a)(3) follows the "Signatures" section hereof and is incorporated herein by reference.

(b) Reports on Form 8-K

    None.

                                SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        JORDAN INDUSTRIES, INC.


                                        By  /s/ John W. Jordan II
                                           John W. Jordan II
Dated:  March 30, 1995                     Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                        By  /s/ John W. Jordan II
                                           John W. Jordan II
                                           Chairman of the Board of Directors
Dated:  March 30, 1995                     and Chief Executive Officer






                                        By  /s/ Thomas H. Quinn
                                           Thomas H. Quinn
                                           Director, President and Chief
Dated:  March 30, 1995                     Operating Officer






                                        By  /s/ Jonathan F. Boucher
                                           Jonathan F. Boucher
                                           Director and Vice President
Dated:  March 30, 1995                     (Principal Financial Officer)

                                        By  /s/  G. Robert Fisher
                                           G. Robert Fisher
                                           Director, General Counsel and
Dated:  March 30, 1995                     Secretary




                                        By  /s/  David W.Zalaznick
                                           David W. Zalaznick
Dated:  March 30, 1995                     Director




                                        By  /s/  Joseph S. Steinberg
                                           Joseph S. Steinberg
Dated:  March 30, 1995                     Director




                                        By  /s/  James A. McNair
                                           James A. McNair
Dated:  March 30, 1995                     Director, Senior Vice President,
                                           Business Development




                                        By  /s/  Thomas C. Spielberger
                                           Thomas C. Spielberger
Dated:  March 30, 1995                     Vice President, Controller and
                                           Principal Accounting Officer

                                                           Schedule II


                         JORDAN INDUSTRIES, INC.
                    VALUATION AND QUALIFYING ACCOUNTS
                          (dollars in thousands)


                                               Uncollect-
                                               ible
                                  Additions    balances
                     Balance at   charged to   written off        Balance at
                    beginning of  costs and    net of               end of
                       period     expenses     recoveries  Other    period


December 31, 1992:
 Allowance for
  doubtful accounts     $1,107       $974        $(855)     $ 0    $1,226

December 31, 1993:
 Allowance for
  doubtful accounts      1,226        612         (707)       0     1,131

 Valuation allowances
  for deferred tax
  assets               (35,962)   (10,180)          -        -    (25,782)

December 31, 1994:
 Allowance for doubt-
 ful accounts            1,131        580         (790)     137     1,058

 Valuation allowance
 for deferred tax
 assets                (25,782)    (2,354)           -        -   (23,428)

                             EXHIBIT INDEX

2(a)4         --   Agreement and Plan of Merger between the Thos. D. Murphy
                   Company and Shaw-Barton, Inc.
3(a)1         --   Articles of Incorporation of the Registrants.
3(b)1         --   By-Laws of the Registrant.
4(a)3         --   Indenture, dated as of December 15, 1989, between the
                   Registrant and First Bank National Association, Trustee,
                   relating to the Registrant's Notes.
10(a)1,2      --   Intercompany Notes, dated June 1, 1988, by and among the
                   Registrant and the Subsidiaries.
10(b)1,2      --   Intercompany Management Agreement, dated June 1, 1988,
                   by and among the Registrant and the Subsidiaries.
10(c)1,2      --   Intercompany Tax Sharing Agreement, dated June 1, 1988,
                   by and among the Registrant and the Subsidiaries.
10(d)1        --   Management Consulting Agreement, dated as of June 1,
                   1988, between the Registrant and The Jordan Company.
10(e)3        --   First Amendment to Management Consulting Agreement,
                   dated as of January 3, 1989, between the Registrant and
                   The Jordan Company.
10(f)7        --   Amended and Restated Management Consulting Agreement,
                   dated September 30, 1990, between the Company and The
                   Jordan Company.
10(g)1        --   Stockholders Agreement, dated as of June 1, 1988, by and
                   among the Registrant's holders of Common Stock.
10(h)1        --   Employment Agreement, dated as of February 25, 1988,
                   between the Registrant and Thomas H. Quinn.
10(i)1        --   Restricted Stock Agreement, dated February 25, 1988,
                   between the Registrant and Jonathan F. Boucher.
10(j)1        --   Restricted Stock Agreement, dated February 25, 1988,
                   between the Registrant and John R. Lowden.
10(k)1        --   Restricted Stock Agreement, dated February 25, 1988,
                   between the Registrant and Thomas H. Quinn.
10(l)1        --   Stock Purchase Agreement, dated June 1, 1988, between
                   Leucadia Investors, Inc. and John W. Jordan, II.
10(m)1        --   Zero Coupon Note, dated June 1, 1988, issued by John W.
                   Jordan, II to Leucadia Investors, Inc.
10(n)1        --   Pledge, Security and Assignment Agreement, dated June 1,
                   1988 by John W. Jordan, II.

10(o)5        --   Revolving Credit and Term Loan Agreement, dated August
                   18, 1989, between the Company and The First National
                   Bank of Boston.
10(p)7        --   Second Amendment to Revolving Credit Agreement, dated
                   September 1, 1990 between the Company and The First
                   National Bank of Boston.
10(q)5        --   Supplemental Indenture No. 2, dated as of August 18,
                   1989, between the Company and the First Bank National
                   Association, as Trustee.
10(r)8        --   Supplemental Indenture No. 3, dated as of December 15,
                   1990, between the Company and the First Bank National
                   Association, as Trustee.
10(s)5        --   Guaranty, dated as of August 18, 1989, from DACCO,
                   Incorporated in favor of First Bank National
                   Association, as Trustee.  The Company has also entered
                   into similar guarantees with other Restricted
                   subsidiaries and will furnish the above guarantees upon
                   request.
10(t)9        --   Amended and Restated Revolving Credit Agreement dated
                   December 10, 1991 between the Company and The First
                   National Bank of Boston.
22            --   Subsidiaries of the Registrant.
28(6)         --   Phantom Share Plan.




1 Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-24317).
2 The Company has entered into Intercompany Notes, Intercompany Management Agreements and Intercompany Tax Sharing Agreements with Riverside, AIM, Cambridge, Beemak, Hudson, Scott and Gear which are identical in all material respects with the notes and agreement incorporated by reference in this Report. Copies of such additional notes and agreements have therefore not been included as exhibits to this filing, in accordance with Instruction 2 to Item 601 of Regulation S-K.
3   Incorporated by reference to the Company's 1988 Form 10-K.
4   Incorporated by reference to the Company's 1989 First Quarter Form 10-Q.
5 Incorporated by reference to the Company's Second Quarter Report on Form 10-Q Amendment No. 1, filed September 19, 1989.
6   Incorporated by reference to the Company's 1989 Form 10-K.
7   Incorporated by reference to the Company's 1990 Third Quarter Form 10-Q.
8   Incorporated by reference to the Company's 1990 Form 10-K.
9   Incorporated by reference to the Company's Form 8-K filed December 16,
    1991.

Exhibit 22 - Subsidiaries of the Registrant as of March 30, 1995.

                                       % Owned by the Company


JII/Sales Promotion Associates, Inc.             100%
The Imperial Electric Company                    100%
The Scott Motors Company                         100%
Gear Research, Inc.                              100%
I.E. Company, Inc.                               100%
Parsons Precision Products, Inc.                  85%
Sate-Lite Manufacturing Company                 95.5%
Dura-Line Corporation                            100%
Dura-Line Limited (United Kingdom)               100%
Dura-Line C.T. s.r.o.                             70%
Dura-Line (Israel) Ltd.                        33.33%
DACCO, Incorporated                              100%
Detroit Transmission Products Co.                100%
Borg Manufacturing                               100%
Transmission Parts Warehouse, Inc.               100%
ABC Transmission Parts Warehouse, Inc.           100%
Nashville Transmission Parts, Inc.               100%
DACCO/Detroit of Florida, Inc.                   100%
DACCO/Detroit of Minnesota, Inc.                 100%
DACCO/Detroit of Colorado, Inc.                  100%
DACCO/Detroit of Indiana, Inc.                   100%
DACCO/Detroit of Missouri, Inc.                  100%
DACCO/Detroit of North Carolina, Inc.            100%
DACCO/Detroit of Memphis, Inc.                   100%
DACCO/Detroit of Nebraska, Inc.                  100%
DACCO/Detroit of Alabama, Inc.                   100%
DACCO/Detroit of New Jersey, Inc.                100%
DACCO/Detroit of Michigan, Inc.                  100%
DACCO/Detroit of Arizona, Inc.                   100%
Riverside Book and Bible House, Incorporated     100%
World Bible Publishers, Inc.                     100%
Clifton Book Company, Inc.                       100%
JI Aviation, Inc.                                100%
AIM Electronics Corporation                      100%
AIM Electronic Components Limited
 (United Kingdom)                                 99%
Hudson Lock, Inc.                                100%
Beemak Plastics, Inc.                            100%
Cambridge Products Corporation                   100%
Welcome Home, Inc.                              58.7%
Home Again Stores Inc./Les Magisines
Home Again Inc. (Canada)                        58.7%
Valmark Industries, Inc.                         100%
Pamco Printed Tape and Label Co., Inc.            80%