Form 10-Q
period 1995-03-31
JORDAN INDUSTRIES INC
filed 1995-05-12
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                          --------------------


                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1995   Commission File Number 33-24317

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

     The number of shares outstanding of Registrant's Common Stock as of May 12, 1995: 93,501.0004.

                       FORM 10-Q QUARTERLY REPORT

                        JORDAN INDUSTRIES, INC.

                                 INDEX


Part I.                                                Page No.

     Financial Information

     Condensed Consolidated Balance Sheets
      at March 31, 1995, and December 31, 1994                 3

     Condensed Consolidated Statements of Operations
      for the Three Months Ended March 31, 1995
      and 1994                                                 4

     Condensed Consolidated Statements of Cash Flows
      for the Three Months Ended March 31, 1995
      and 1994                                                 5

     Notes to Condensed Consolidated Financial
      Statements                                               6

     Management's Discussion and Analysis of
      Financial Condition and Results of Operations            8


Part II.

     Other Information                                        12

     Signatures                                               13

                          JORDAN INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                March 31,    December 31,
                                                  1995           1994
                                               (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                    $ 23,753       $ 56,386
  Accounts receivable, net                       54,541         57,589
  Inventories                                    85,167         76,157
  Prepaid expenses and other current assets       8,221          7,053
     Total Current Assets                       171,682        197,185

Property, plant and equipment, net               74,593         70,403
Note receivable from affiliate                    8,596          7,941
Goodwill, net                                    87,707         88,345
Other assets                                     35,630         35,571
     Total Assets                              $378,208       $399,445

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
  Accounts payable                             $ 31,323       $ 42,225
  Accrued liabilities                            16,164         27,670
  Advance deposits                                4,292          1,999
  Current portion of long-term debt               1,861          1,896
     Total Current Liabilities                   53,640         73,790

Long-term debt                                  384,475        380,966
Other non-current liabilities                     2,023          2,048
Deferred income taxes                             4,742          4,478
Minority interest                                 3,696          5,030
Net Capital Deficiency:
  Common stock                                        1              1
  Additional paid-in capital                      2,972          2,972
  Accumulated deficit                           (73,341)       (69,840)
     Total Net Capital Deficiency               (70,368)       (66,867)
     Total Liabilities and Net Capital
      Deficiency                               $378,208       $399,445


  See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                 THREE MONTHS ENDED
                                                      March 31,
                                                   1995      1994

Net sales                                        $100,151 $ 80,927
Cost of sales, excluding depreciation              62,227   50,935
Selling, general and administrative
  expenses                                         27,131   21,170

Depreciation                                        2,818    2,355
Amortization of goodwill and other
 intangibles                                        1,737    2,047
Management fees and other                             634      270

     Operating income                               5,604    4,150

Other (income) and expenses:
  Interest expense                                 10,533    9,959
  Interest income                                    (477)    (294)
     Total other expenses                          10,056    9,665

     Loss before income taxes and
      minority interest                            (4,452)  (5,515)
Benefit for income taxes                             (194)  (1,604)
Loss before minority interest                      (4,258)  (3,911)
Minority interest                                    (542)     858
     Net loss                                    $ (3,716)$ (4,769)



See accompanying notes to condensed consolidated financial statements.

                        JORDAN INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)
                   (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                     THREE MONTHS ENDED
                                                           March 31,
                                                      1995        1994
Cash flows from operating activities:
 Net loss                                          $ (3,716)   $ (4,769)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                    4,920       4,402
     Provision for (benefit) from deferred
       income taxes                                     264      (3,325)
     Minority interest                                 (542)        858
     Non-cash interest                                2,573       2,299
     Changes in operating assets and
      liabilities net of effects from
      acquisitions:
        Increase in current assets                   (7,130)     (3,527)
        Decrease in current liabilities             (17,107)    (11,660)
        Increase in non-current assets               (1,525)       (388)

        Net cash used in operating activities       (22,263)    (16,110)

Cash flows from investing activities:
   Capital expenditures                              (5,622)     (2,551)
   Notes receivable from affiliate                     (655)     (2,748)
   Acquisitions of minority interests and other      (3,949)     (1,052)
   Acquisition of subsidiary                             -      (14,016)
        Net cash used in investing activities       (10,226)    (20,367)

Cash flows from financing activities:
   Repayment of long-term debt                         (483)       (521)
   Other                                                339         (60)
     Net cash used in financing activities             (144)       (581)

Net decrease in cash and cash equivalents           (32,633)    (37,058)
Cash and cash equivalents at beginning of
 period                                              56,386      68,273
Cash and cash equivalents at end of period        $  23,753    $ 31,215

Cash paid during the period for:
     Interest                                     $  14,737    $ 15,039
     Income Taxes, net                            $     881    $  1,815
Non-cash investing activities:
     Capital leases                               $   1,386    $    667

See accompanying notes to condensed consolidated financial statements.

                        JORDAN INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)
                   (ALL DOLLAR AMOUNTS IN THOUSANDS)





A.  Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1994, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1994 10-K"). Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B.  Inventories

Inventories are summarized as follows:
                                                 March 31,    December 31,
                                                   1995           1994

     Raw materials                                $17,775       $16,695
     Work-in-process                                8,648         6,193
     Finished goods                                58,744        53,269
                                                  $85,167       $76,157
C.  Notes Receivable from Affiliate

At March 31, 1995, the Company had notes receivable from Cape Craftsmen, Inc., a company that is controlled by the partners, principals, employees and affiliates of The Jordan Company, of $8,596.

                        JORDAN INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)
                   (ALL DOLLAR AMOUNTS IN THOUSANDS)


D.  Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1995 and 1994, are as follows:

                                           March 31,      March 31,
                                             1995            1994
Deferred tax liabilities

Tax over book depreciation                 $ 7,293         $  8,960
Other                                        1,495              496
     Total deferred tax liabilities        $ 8,788         $  9,456

Deferred tax assets

NOL carryforwards                          $20,541         $ 29,000
Accrued interest on discount debentures      5,435            2,097
Other                                        4,267              682
     Total deferred tax assets             $30,243         $ 31,779
Valuation allowance for deferred
 tax assets                                (26,197)         (25,782)
     Net deferred tax assets                 4,046            5,997
     Net deferred tax liabilities          $ 4,742         $  3,459

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (ALL DOLLAR AMOUNTS IN THOUSANDS)


The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1994 10-K and the financial statements and the related notes thereto which are included elsewhere in this quarterly report.

Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the first quarter ended March 31, 1995 and 1994. This discussion reviews the foregoing segment data and certain of the consolidated financial data for the Company.

                                            QUARTER ENDED MARCH 31,
                                                1995      1994

Net Sales:
Consumer Products                             $ 47,034   $40,459
Industrial Products and Equipment               35,183    27,588
Specialty Advertising and Calendars             17,934    12,880
     Total                                    $100,151   $80,927

Operating Income (a):
Consumer Products                             $  2,085   $ 2,635
Industrial Products and Equipment                7,105     4,931
Specialty Advertising and Calendars                 89    (1,059)
     Total                                    $  9,279     6,507

Operating Margins (b):
Consumer Products                                4.4%      6.5%
Industrial Products and Equipment               20.2      17.9
Specialty Advertising and Calendar               0.5      (8.2)
Consolidated                                     9.3       8.0



(a) Before corporate overhead of $3,675 and $2,357 for the three months ended March 31, 1995 and 1994, respectively.
(b)  Operating margin is operating income divided by net sales.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consumer Products. As of March 31, 1995, the Consumer Products segment consists of Sate-Lite, DACCO, Riverside and Welcome Home.

First quarter net sales increased $6.6 million or 16.3% compared to 1994.
The increase was due to increased aluminum scrap sales at DACCO, $.6 million, automotive parts and colorant sales at Sate-Lite, $.3 million and $.2 million respectively, books, bibles and contract distribution sales at Riverside, $.5 million, $1.7 million and $.7 million respectively, and 35 additional stores at Welcome Home, $2.5 million.

First quarter operating income decreased $.6 million or 20.9% compared to 1994. Operating income increases at DACCO, $.2 million, Sate-Lite, $.2 million, and Riverside, $.1 million, were offset by a decline at Welcome Home, ($1.0 million). Welcome Home's decrease in operating income was due to 35 additional stores being open during their slowest part of the year. The operating margin for the segment decreased to 4.4% from 6.5% due to the operating losses recorded at Welcome Home.

Industrial Products and Equipment. The Industrial Products and Equipment segment consists of Parsons, Dura-Line, Imperial, Scott, Gear, Hudson, AIM and Cambridge.

First quarter net sales increased $7.6 million or 27.5% compared to 1994. Increases in sales of Innerduct at Dura-Line, $5.5 million, permanent magnet motors at Imperial, $.4 million, electronic connectors at AIM, $.6 million, locks at Hudson, $.8 million, and gear boxes at Gear, $.4 million, were partially offset by a decrease in electronic connectors at Cambridge ($.2 million).

First quarter operating income increased $2.2 million or 44.1% compared to 1994. Operating income increases at Dura-Line, $1.2 million, Parsons, $.1 million, Scott, $.2 million, Gear, $.1 million, Hudson, $.4 million, AIM, $.3 million, and Cambridge, $.1 million were offset by a decline at Imperial, ($.2 million). Imperial's decrease in operating income was due to decreased sales of higher margin elevator motors. The operating margin increased from 17.9% to 20.2%. This was primarily due to the higher sales noted above.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Specialty Advertising and Calendars. The Specialty Advertising and Calendars segment consists of JII/SPAI, Beemak, Valmark, and Pamco.

First quarter net sales increased $5.1 million or 39.2% compared to 1994. The first quarter of 1995 included $3.6 million in sales from Pamco which was acquired in the second quarter of 1994. Excluding Pamco, net sales increased $1.5 million or 10.9% as compared to 1994. The increased sales were recorded at Beemak,$.9 million, and Valmark, $.6 million.

Excluding Pamco's operating income of $.8 million in 1995, first quarter operating income increased $.3 million in comparison with 1994. Operating income increases at Valmark, $.1 million, and Beemak, $.2 million, were the result of increased sales levels. Excluding Pamco, operating margin increased to (4.1)% as compared to (8.2)% in 1994.

Consolidated Results: (See Condensed Consolidated Statements of Operations.) First quarter operating income increased $1.5 million or 35.0% compared to 1994 due to a higher gross profit and lower amortization expense. First quarter interest expense increased from $10.0 million to $10.5 million due to higher debt levels. First quarter interest income increased from $.3 million to $.5 million due to higher interest rates. Primarily as a result of higher operating income, higher interest income, partially offset by higher interest expense, the Company incurred a net loss of $3.7 million in the first quarter of 1995 as compared to a net loss of $4.8 million in 1994.

Liquidity and Capital Resources. The Company had $118.0 million of working capital at March 31, 1995, compared to $123.4 million at the end of 1994.
The decrease in working capital was due to lower cash balances, lower accounts receivable, and higher advanced deposits, offset by higher inventories, higher prepaid expenses and other current assets, lower accounts payable, and lower accrued liabilities.

The Company's net cash used in operating activities for the three months ended March 31, 1995 increased $6.2 million versus the same period in 1994. This increase was due to an increase in current assets, ($3.6 million), a decrease in current liabilities ($5.4 million), an increase in non-current assets ($1.1 million), and lower minority interest ($1.4 million), partially offset by a lower net loss, $1.1 million, higher depreciation and amortization, $.5 million, lower benefit for deferred income taxes, $3.6 million, and higher non-cash interest, $.3 million.

The net cash used in investing activities for the three months ended March 31, 1995, decreased $10.1 million versus the same period in 1994. This decrease was due to the absence of an acquisition, $14.0 million, lower advances to affiliates, $2.1 million, partially offset by higher capital

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




expenditures,($3.1 million),and an increase in acquisitions of minority interest of ($2.9 million).

The net cash used in financing activities for the three months ended March 31, 1995 decreased $.4 million versus the same period in 1994. This decrease was due to lower other cash flows, $.4 million.

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

               27.  EDGAR Financial Data Schedule

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JORDAN INDUSTRIES, INC.





May 12, 1994                       By:    /s/ Thomas C. Spielberger
                                              Vice President, Controller