Form 10-Q
period 1995-06-30
JORDAN INDUSTRIES INC
filed 1995-08-15
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                     --------------------

                           FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1995    Commission File Number 33-24317

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

     The number of shares outstanding of Registrant's Common Stock as of August 15, 1995: 93,501.0004

                  FORM 10-Q QUARTERLY REPORT

                    JORDAN INDUSTRIES, INC.

                             INDEX


Part I.                                                    Page No.

     Financial Information

     Condensed Consolidated Balance Sheets
      at June 30, 1995, and December 31, 1994                  3

     Condensed Consolidated Statements of Operations
      for the Second Quarter and Six Months Ended
      June 30, 1995 and 1994                                   4

     Condensed Consolidated Statements of Cash Flows
      for the Six Months Ended June 30, 1995
      and 1994                                                 5

     Notes to Condensed Consolidated Financial
      Statements                                               6

     Management's Discussion and Analysis of
      Financial Condition and Results of Operations            9


Part II.

     Other Information                                        13

     Signatures                                               14

                          JORDAN INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (unaudited)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                           June 30,        December 31,
                                             1995              1994

ASSETS

Current Assets:
  Cash and cash equivalents             $ 22,568            $ 56,386
  Accounts receivable - net               60,248              57,589
  Inventories                             93,879              76,157
  Prepaid expenses and other current
   assets                                  7,493               7,053
     Total Current Assets                184,188             197,185

Property, plant and equipment - net       78,578              70,403
Notes receivable from affiliates          24,658               7,941
Goodwill - net                            87,080              88,345
Other assets                              37,491              35,571
     Total Assets                       $411,995            $399,445

LIABILITIES AND NET CAPITAL DEFICIENCY

Current Liabilities:
  Notes Payable - line of credit        $ 12,803            $      0
  Accounts payable                        38,792              42,225
  Accrued liabilities                     23,724              27,670
  Advance deposits                         2,294               1,999
  Current portion of long-term debt        2,598               1,896
     Total Current Liabilities            80,211              73,790

Long-term debt                           392,876             380,966
Other non-current liabilities              2,022               2,048
Deferred income taxes                      4,939               4,478
Minority interest and other                1,508               5,030
Net Capital Deficiency:
  Common stock                                 1                   1
  Additional paid-in capital               2,972               2,972
  Accumulated deficit                    (72,534)            (69,840)
     Total Net Capital Deficiency        (69,561)            (66,867)
     Total Liabilities and Net Capital
      Deficiency                        $411,995            $399,445

See accompanying notes to condensed consolidated financial statements.

                    JORDAN INDUSTRIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                        SIX MONTHS ENDED
                                      SECOND QUARTER        June 30,

                                      1995      1994     1995      1994

Net sales                           $119,451  $102,761 $219,602 $183,688
Cost of sales, excluding
 depreciation                         74,150    62,807  136,377  113,742
Selling, general and administra-
 tive expenses                        28,676    24,004   55,807   45,174
Depreciation                           2,987     2,460    5,805    4,815
Amortization of goodwill and other
  intangibles                          1,823     1,974    3,560    4,021
Management fees and other                667       488    1,301      758

Operating income                      11,148    11,028   16,752   15,178

Other (income) and expenses:
  Interest expense                    10,722    10,112   21,255   20,071
  Interest income                       (394)     (207)    (871)    (501)
     Total other expenses             10,328     9,905   20,384   19,570
Income (loss) before income taxes
  and minority interest                  820     1,123   (3,632)  (4,392)
Provision (benefit) for income taxes     277       537       83   (1,067)
Income (loss) before minority
  interest                               543       586   (3,715)  (3,325)
Minority interest                       (358)       (4)    (900)     854

Net Income (Loss)                   $    901   $   590  $(2,815)$ (4,179)



See accompanying notes to condensed consolidated financial statements.

                    JORDAN INDUSTRIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                      SIX MONTHS ENDED
                                                          June 30,
                                                     1995       1994
Cash flows from operating activities:
 Net loss                                          $(2,815)   $(4,179)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                  10,133      9,462
     Provision for (benefit) from deferred
       income taxes                                    461     (2,824)
     Minority interest                                (900)     1,054
     Non-cash interest                               5,194      4,638
     Changes in operating assets and
      liabilities net of effects from
      acquisitions:
        Increase in current assets                 (20,821)    (9,767)
        Decrease in current liabilities             (4,077)    (3,887)
        Increase in non-current assets              (3,412)    (1,047)
        Net cash used in
         operating activities                      (16,237)    (6,550)

Cash flows from investing activities:
   Capital expenditures                             (5,467)    (3,292)
   Note receivable from affiliates                 (16,717)    (4,103)
   Acquisition of subsidiaries                           -    (35,516)
   Acquisitions of minority interests and other     (5,853)    (1,227)
   Investment in Fannie May Holdings                (1,571)         -
   Other                                               318         81
        Net cash used in investing activities      (29,290)   (44,057)

Cash flows from financing activities:
   Repayment of long-term debt                      (1,094)    (1,620)
   Proceeds from line of credit                     12,803          -
   Deferred financing costs                              -       (195)
        Net cash provided by (used in) financing
         activities                                11,709     (1,815)

Net decrease in cash and cash equivalents          (33,818)   (52,422)

Cash and cash equivalents at beginning of period    56,386     68,273
Cash and cash equivalents at end of period         $22,568    $15,851

Cash paid during the period for:
      Interest                                     $15,134    $15,259
      Income taxes, net                            $   929    $   508

Non-cash investing activities:
      Capital leases                               $ 7,944     $7,107


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

B.  Inventories

Inventories are summarized as follows:
                                               June 30,     December 31,
                                                1995           1994

     Raw materials                             $20,791        $16,695
     Work in process                             7,928          6,193
     Finished goods                             65,160         53,269
                                               $93,879        $76,157

C.  Notes Receivable from and Investments in Affiliates

At June 30, 1995, the Company had notes receivable from Cape Craftsmen, Inc., a company that is controlled by the partners, principals, employees and affiliates of The Jordan Company, of $10,158.

On May 15, 1995, the Company purchased $7,500 aggregate principal amount of Subordinated Notes and 75.6133 shares of Junior Class A PIK Preferred Stock of Fannie May Holdings, Inc. ("Fannie May") for $9,071.

The Company has the right, and expects to acquire, 151.28 shares of Common Stock of Fannie May (representing 15.1% of the outstanding Common Stock of Fannie May on a fully diluted basis) for $151. These shares of Fannie May Common Stock will be purchased from the John W. Jordan II Revocable Trust.
On June 28, 1995, the Company purchased from The First National Bank of Chicago $7,000 aggregate principal amount of participation in term loans of Archibald Candy Corporation, a wholly owned subsidiary of Fannie May, for $7,000, and agreed to purchase up to an additional $3,000 aggregate principal amount of such participations, depending upon the financial performance of Fannie May. The additional $3,000 obligation is secured by a pledge from the Company with a $3,000 certificate of deposit purchased by the Company.

                    JORDAN INDUSTRIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)



Fannie May's Chief Executive Officer is Mr. Quinn, and its stockholders include Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who are directors and stockholders of the Company, as well as other partners, principals and associates of The Jordan Company, who are also stockholders of the Company. Fannie May, which is also known as "Fannie May Candies", is a manufacturer and marketer of kitchen-fresh, high-end boxed chocolates through its 375 company-owned retail stores and through specialty sales channels.

D.  Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets as of June 30, 1995 and 1994 are as follows:

                                       June 30,       June 30,
                                         1995           1994
Deferred tax liabilities

Tax over book depreciation             $  7,137       $  8,960
Other                                     1,272            496
  Total deferred tax liabilities          8,409          9,456

Deferred tax assets

NOL carryforwards                        20,323         25,656
Accrued interest on discount debentures   6,326          2,892
Other                                     2,930          2,731
  Total deferred tax assets              29,579         31,279
Valuation allowance for deferred
   tax assets                           (26,109)       (25,783)
     Net deferred tax assets              3,470          5,496
     Net deferred tax liabilities      $  4,939       $  3,960

                    JORDAN INDUSTRIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)


Note E.  Welcome Home Bank Credit Facility

On May 30, 1995, Welcome Home, Inc. ("Welcome Home") entered into a Loan and Security Agreement with Shawmut Capital Corporation (the "New Bank Credit Facility"). The New Bank Credit Facility provides for borrowings of up to 65% of Welcome Home's Eligible Inventory, with a maximum borrowing of $20 million.

At June 30, 1995, Welcome Home has borrowed a total of $12,803 under the New Bank Credit Facility. The weighted average interest rate on such borrowings at June 30, 1995 was 8.08%.

Simultaneously with the closing of the New Bank Credit Facility, Welcome Home amended and restated the Intercompany Credit Agreement with Jordan Industries. Under the amended Subordinated Credit Agreement, Welcome Home can borrow up to $10 million for the purpose of financing the repurchase of its common stock pursuant to its stock repurchase program and for any other purpose approved by Jordan Industries.

Immediately prior to the closing of the Subordinated Credit Agreement, Welcome Home repaid to Jordan Industries principal and accrued interest due under the Intercompany Credit Agreement totaling $12,270. The remaining principal due under the Intercompany Credit Agreement, $2,500, was rolled over to the Subordinated Credit Agreement.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (ALL DOLLAR AMOUNTS IN THOUSANDS)


The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1994 10-K, the financial statements and the related notes thereto which are included elsewhere in this quarterly report.

Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the second quarter and six months ended June 30, 1995 and 1994. This discussion reviews the foregoing segment data and certain of the consolidated financial data for the Company.

                                                     SIX MONTHS ENDED
                                     SECOND QUARTER       June 30,
                                      1995    1994     1995      1994

Net Sales:
Consumer Products                  $ 51,594  $49,156 $ 98,628  $ 89,615
Industrial Products and
 Equipment                           40,111   30,549   75,294    58,137
Specialty Advertising and
 Calendars                           27,746   23,056   45,680    35,936
     Total                         $119,451 $102,761 $219,602  $183,688

Operating Income (a):
Consumer Products                   $ 3,570  $ 5,218 $  5,655  $  7,854
Industrial Products and
 Equipment                            8,238    6,133   15,343    11,063
Specialty Advertising and
 Calendars                            3,473    2,549    3,562     1,490
     Total                          $15,281 $ 13,900 $ 24,560  $ 20,407

Operating Margins (b):
Consumer Products                     6.9%    10.6%     5.7%     8.8%
Industrial Products and
 Equipment                           20.5     20.1     20.4     19.0
Specialty Advertising and
 Calendars                           12.5     11.1      7.8      4.1
Consolidated                         12.8     13.5     11.2     11.1


(a) Before corporate overhead of $4,133 and $2,872 for the second quarter ended June 30, 1995 and 1994, respectively and $7,808 and $5,229 for the six months ended June 30, 1995 and 1994, respectively.

     (b)  Operating margin is operating income divided by net sales.

Consumer Products. As of June 30, 1995, the Consumer Products segment consists of DACCO, Sate-Lite, Riverside, and Welcome Home.

Net sales during the second quarter and first six months of 1995 increased $2.4 million or 5.0% and $9.0 million or 10.1%, respectively, over the same periods in 1994. The second quarter sales increase was due to increased sales at DACCO of aluminum scrap, rebuilt converters, and other parts, $.4 million, $.1 million and $.3 million, respectively, colorants at Sate-Lite, $.1 million, contract distribution and audio cassettes at Riverside, $1.5 million and $.2 million, respectively, and increased retail sales at Welcome Home, $1.6 million. These increases were partially offset by lower bicycle reflector and automotive reflector sales at Sate-Lite, $1.2 million, and $.3 million, respectively, and lower bible sales at Riverside, $.3 million. The increase in sales for the first six months was due to increased sales of aluminum scrap, rebuilt converters and other parts at DACCO, $1.5 million, colorants at Sate-Lite, $.3 million, music, books, gifts, bibles and contract distribution services at Riverside, $4.5 million, and 44 additional stores at Welcome Home, $4.1 million. The increase was partially offset by lower bicycle reflector sales at Sate-Lite, $1.4 million.

Operating income decreased $1.6 million or 31.6% and $2.2 million or 28.0% in the second quarter and first six months of 1995, respectively, compared to the same periods in 1994. The second quarter net decrease was due to decreases at Sate-Lite, $.6 million and Welcome Home, $1.8 million, partially offset by increases at Riverside, $.1 million, and DACCO, $.6 million. The year-to-date net decrease was the result of decreases at Welcome Home, $2.7 million, and Sate-Lite, $.4 million, partially offset by increases at DACCO, $.8 million, and Riverside, $.2 million. Welcome Home's decrease in operating income was due to operating expenses at 44 additional stores during their slowest sales period of the year.

The second quarter operating margin decreased to 6.9% in 1995 from 10.6% in 1994, and the six month year-to-date margin decreased to 5.7% from 8.8% in 1994. These decreases were due to Welcome Home having to pay operating expenses at 44 additional stores during their slowest sales period of the year.

Industrial Products and Equipment. As of June 30, 1995, the Industrial Products and Equipment segment consists of Parsons, Dura-Line, Imperial, Scott, Gear, Hudson, AIM and Cambridge.

Net sales during the second quarter and first six months of 1995 increased $9.6 million or 31.3% and $17.2 million or 29.5%, respectively, over the comparable periods in 1994. The second quarter sales increase was due to increased sales of Innerduct at Dura-Line, $7.5 million, elevator motors at Imperial, $.2 million, locks at Hudson, $.5 million, connectors at AIM and Cambridge, $.6 million and $.1 million, respectively, and hot forming and fabrication sales at Parsons, $.5 million and $.1 million, respectively. The year-to-date increase was due to an increase in Innerduct sales at Dura-Line, $13.1 million, permanent magnet motors at Imperial, $.9 million, connectors at AIM, $1.2 million, locks at Hudson, $1.4 million, job shop sales at Gear, $.3 million, and hot forming and fabrication sales at Parsons, $.6 million and $.2 million, respectively. The increase was partially offset by lower elevator motor sales at Imperial, $.3 million and lower connector sales at Cambridge, $.1 million.

Operating income increased $2.1 million or 34.3% and $4.3 million or 38.7% in the second quarter and first six months of 1995, respectively, compared to the same periods in 1994. The second quarter increase was due to an increase at Dura-Line, $1.0 million, Hudson, $.6 million, Imperial, $.2 million, Cambridge, $.2 million, and Scott, $.1 million. The year-to-date increase was due to increases at Dura-Line, $2.2 million, Hudson, $1.0 million, Parsons, $.2 million, Cambridge, $.3 million, Scott, $.2 million, Imperial, $.1 million, AIM, $.2 million, and Gear, $.1 million.

The second quarter operating margin increased from 20.1% in 1994 to 20.5% and the six month year-to-date margin increased from 19.0% in 1994 to 20.4%. These increases were due to higher sales and lower operating expenses.

Specialty Advertising and Calendars. As of June 30, 1995, the Specialty Advertising and Calendars segment consists of JII/SPAI, Beemak, Valmark and Pamco.

Net sales during the second quarter and first six months of 1995 increased $4.7 million or 20.3% and $9.7 million or 27.1%, respectively, compared to the same periods in 1994. A portion of the increase results from the purchase of Pamco on May 20, 1994. Without the Pamco acquisition, net sales for the second quarter increased $2.1 million or 9.8% and net sales for the six months increased $3.5 million or 10.2% compared to the same periods in
1994.    The second quarter increase was due to increased sales of school annuals at JII/SPAI, $.4 million, POGs at Beemak, $1.5 million, and membrane switches, shielding devices, and labels at Valmark, $1.0 million, partially offset by lower calendar and ad-specialty sales at JII/SPAI, $.2 million and $.4 million, respectively, and lower fabrication and molding sales at Beemak, $.1 million and $.1 million, respectively. The six month increase was due to increased POG sales at Beemak, $2.4 million, and higher sales of labels, membrane switches and shielding devices at Valmark, $1.6 million, partially offset by lower calendar and ad-specialty sales at JII/SPAI, $.3 million and $.3 million, respectively. Pamco's net sales were $7.6 million and $1.4 million during the first six months of 1995 and 1994, respectively.

Operating income increased $1.0 million or 36.2% and $2.1 million or 139% in the second quarter and first six months of 1995, respectively, compared to the same periods in 1994. Without the acquisition of Pamco, operating income increased $.2 million in the second quarter, and $.5 million for the six month period, as compared to 1994.

The second quarter operating margin increased from 11.1% in 1994 to 12.5% in 1995, and the six month year-to-date operating margin increased from 11.1% to 11.2% in the current year. The increases are due to the inclusion of Pamco.

Consolidated Results: (See Condensed Consolidated Statements of Operations.) Operating income for the first six months increased $1.6 million or 10.4% compared to 1994 due to the increase in sales and lower amortization expense. Interest expense for the first six months of 1995 increased from $20.1 million to $21.3 million due to higher debt levels. Six month interest income increased from $.5 million to $.9 million due to higher cash balances during the period. Primarily, as a result of higher operating income, the Company incurred a net loss of $2.8 million in the first six months of 1995 as compared to a net loss of $4.2 million in 1994.

Liquidity and Capital Resources. The Company had $104.0 million of working capital at June 30, 1995, compared to $123.4 million at the end of 1994. The decrease in working capital was due to lower cash balances, higher notes payable higher advance deposits, and higher current portion of long-term debt, offset by higher accounts receivable, higher inventory, higher prepaid expenses, lower accounts payable and lower accrued liabilities.

The Company's net cash used in operating activities for the six months ended June 30, 1995 increased $9.7 million versus the same period in 1994. This increase was due to a higher minority interest, $2.0 million, higher increase in current assets, $11.1 million, a higher decrease in current liabilities, $.2 million, and a higher increase in non-current assets of $2.4 million, offset by a lower net loss, $1.4 million, higher depreciation and amortization, $.7 million, a higher provision for deferred income taxes, $3.3 million, and higher non cash interest of $.6 million.

The net cash used in investing activities for the six months ended June 30, 1995, decreased $14.8 million versus the same period in 1994. This decrease was due to the absence of acquisitions in the current period versus $35.5 in the prior period, offset by higher capital expenditures, $2.2 million, higher notes receivable from affiliates, $12.6 million, higher acquisitions of minority interest, $4.6 million, and the investment in Fannie May Holdings, $1.6 million.

The net cash provided by financing activities for the six months ended June 30, 1995 increased $13.5 million versus the same period in 1994. This increase was due to the proceeds of Welcome Home's line of credit, $12.8 million and lower debt payments of $.5 million.

Management believes that the Company's cash on hand and anticipated funds from operations will be sufficient to cover its working capital, capital expenditures, debt service requirements and other fixed charge obligations for at least the next 12 months.

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


                                   JORDAN INDUSTRIES, INC.





August 15, 1995               By:    /s/ Thomas C. Spielberger
                                         Thomas C. Spielberger
                                    Vice President, Controller
                              and Principal Accounting Officer