Form 10-Q
period 1995-09-30
JORDAN INDUSTRIES INC
filed 1995-11-21
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549



                            FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934

For quarter ended September 30, 1995  Commission File Number 33-24317

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

     The number of shares outstanding of Registrant's Common Stock as of November 14, 1995: 93,501.0004

                   FORM 10-Q QUARTERLY REPORT

                     JORDAN INDUSTRIES, INC.

                              INDEX


Part I.                                                     Page No.

     Financial Information

     Condensed Consolidated Balance Sheets
      at September 30, 1995 and December 31, 1994               3

     Condensed Consolidated Statements of Operations
      for the Third Quarter and Nine Months Ended
      September 30, 1995 and 1994                               4

     Condensed Consolidated Statements of Cash Flows
      for the Nine Months Ended September 30, 1995
      and 1994                                              5 - 6

     Notes to Condensed Consolidated Financial
      Statements                                                7

     Management's Discussion and Analysis of
      Financial Condition and Results of Operations            10

Part II.

     Other Information                                         14

     Signatures                                                15

                     JORDAN INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (unaudited)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                       September 30,        December 31,
                                            1995                1994

ASSETS

Current Assets:
  Cash and cash equivalents                $ 14,093           $ 56,386
  Accounts receivable - net                  73,040             57,589
  Inventories                               102,541             76,157
  Prepaid expenses and other current
   assets                                     8,254              7,053
      Total Current Assets                  197,928            197,185

Property, plant and equipment - net          79,469             70,403
Notes receivable from affiliates             23,973              7,941
Goodwill - net                              183,804             88,345
Other assets                                 39,521             35,571
     Total Assets                         $524,695            $399,445

LIABILITIES AND NET CAPITAL DEFICIENCY

Current Liabilities:
  Notes payable - lines of credit          $ 28,715           $      0
  Accounts payable                           39,770             42,225
  Accrued liabilities                        18,259             27,670
  Advance deposits                            1,769              1,999
  Current portion of long-term debt           4,683              1,896
     Total Current Liabilities               93,196             73,790

Long-term debt                              493,942            380,966
Other non-current liabilities                 2,271              2,048
Deferred income taxes                         4,090              4,478
Minority interest and other                   1,636              5,030
Net Capital Deficiency:
 Common stock                                     1                  1
 Additional paid-in capital                   2,972              2,972
 Accumulated deficit                        (73,413)           (69,840)
     Total Net Capital Deficiency           (70,440)           (66,867)
     Total Liabilities and Net
     Capital Deficiency                    $524,695           $399,445

See accompanying notes to condensed consolidated financial statements.

                     JORDAN INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                       NINE MONTHS ENDED
                                      THIRD QUARTER       September 30,
                                     1995      1994     1995       1994
Net sales                          $123,708  $109,103 $343,310  $292,790
Cost of sales, excluding
 depreciation                        78,280   66,721   214,657   180,463
Selling, general and administra-
 tive expenses                       29,538   25,096    85,345    70,270
Depreciation                          3,132    2,641     8,937     7,456
Amortization of goodwill and other
 intangibles                          1,865    1,941     5,425     5,961
Management fees and other               734      546     2,035     1,304

Operating income                     10,159   12,158    26,911    27,336

Other (income) and expenses:
  Interest expense                   11,656   10,315    32,911    30,386
  Interest income                    (1,188)     (86)   (2,059)     (587)
  Gain on sale of a partial interest
   in a subsidiary                        -  (21,790)        -   (21,790)
     Total other (income) expenses   10,468  (11,561)   30,852     8,009

Income (loss) before income taxes
    and minority interest              (309)  23,719    (3,941)   19,327
Provision (benefit) for income
 taxes                                  423      348       506      (719)
Income (loss) before minority
 interest                              (732)  23,371    (4,447)   20,046
Minority interest                        50      276      (850)    1,130
Net income (loss)                  $   (782)$ 23,095  $ (3,597)$  18,916


See accompanying notes to condensed consolidated financial statements.

                     JORDAN INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                   NINE MONTHS ENDED
                                                     September 30,
                                                  1995          1994
Cash flows from operating activities:
 Net income (loss)                                $(3,597)   $ 18,916
   Adjustments to reconcile net income (loss) to
     net cash (used in) provided by operating
      activities:
     Depreciation and amortization                 15,505      14,365
     Benefit from deferred income taxes              (388)     (2,869)
     Minority interest                               (850)      3,164
     Non-cash interest                              7,918       7,068
     Changes in operating assets and
      liabilities (net of acquisitions):
        Increase in current assets                (29,712)    (21,581)
        Decrease in current liabilities           (12,969)    (10,330)
        Increase in non-current assets             (5,070)     (1,222)
        Net cash provided by (used in) operating
           activities                             (29,163)      7,511

Cash flows from investing activities:
     Capital expenditures                          (8,102)     (6,880)
     Notes receivable from affiliate              (16,032)     (3,075)
     Acquisition of subsidiaries                  (102,125)   (35,872)
     Acquisitions of minority interests and
      other                                         (6,076)    (1,410)
     Investment in Fannie May Holdings              (1,722)         -
     Proceeds from asset sale                          732          -
        Net cash used in investing
           activities                             (133,325)   (47,237)



See accompanying notes to condensed consolidated financial statements.

                     JORDAN INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                    NINE MONTHS ENDED
                                                      September 30,
                                                    1995        1994

Cash flows from financing activities:
   Proceeds of debt issuance - SPL Holdings, Inc.  $33,000         -
   Proceeds of debt issuance - M-K Holdings, Inc.   72,500         -
   Proceeds from Revolving Credit Facility          20,000    25,000
   Payments of Revolving Credit Facility           (20,000)  (25,000)
   Proceeds from lines of credit                    18,765         -
   Repayment on lines of credit                       (550)        -
   Deferred financing costs                         (2,134)     (852)
   Repayment of long term debt                      (1,726)   (1,737)
   Other                                               272        45
     Net cash provided by (used in)
      financing activities                         120,127    (2,544)
Effect of exchange rate changes on cash                 68       220
Net decrease in cash and cash equivalents          (42,293)  (42,050)
Cash and cash equivalents at beginning of
 the year                                           56,386    68,273
Cash and cash equivalents at end of period        $ 14,093 $  26,223

Supplemental disclosures of cash flow
 information:

     Cash paid during the period for:

          Interest                                $ 29,929 $  29,670
          Income taxes, net                       $  1,224 $     627

     Non cash investing activities:

          Capital leases                          $  9,563 $   7,107

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

B.  Inventories

Inventories are summarized as follows:

                                       September 30,        December 31,
                                            1995                1994

     Raw materials                        $ 24,674           $16,695
     Work in process                         9,258             6,193
     Finished goods                         68,609            53,269
                                          $102,541           $76,157

C.  Notes Receivable from Affiliates and Investments in Affiliates

At September 30, 1995, the Company had notes receivable from Cape Craftsmen, Inc., a company that is controlled by the partners, principals, employees and affiliates of The Jordan Company, of $9,473.

On May 15, 1995, the Company purchased $7,500 aggregate principal amount of Subordinated Notes and 75.6133 shares of Junior Class A PIK Preferred Stock of Fannie May Holdings, Inc. ("Fannie May") for $9,071.

The Company also acquired 151.28 shares of Common Stock of Fannie May (representing 15.1% of the outstanding Common Stock of Fannie May on a fully diluted basis) for $151. These shares of Fannie May Common Stock were purchased from the John W. Jordan II Revocable Trust. On June 28, 1995, the Company purchased from The First National Bank of Chicago $7,000 aggregate principal amount of participation in term loans of Archibald Candy Corporation, a wholly owned subsidiary of Fannie May, for $7,000, and agreed to purchase up to an additional $3,000 aggregate principal amount of such participation, depending upon the financial performance of Fannie May. The additional $3,000 obligation is secured by a pledge from the Company with a $3,000 certificate of deposit purchased by the Company.

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

D.  Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 1995 and 1994, are as follows:
                                         September 30,      December 31,
                                             1995               1994
Deferred tax liabilities

Tax over book depreciation                  $ 7,175          $  7,447
Other                                         1,113             1,317
     Total deferred tax liabilities         $ 8,288           $ 8,764


Deferred tax assets

NOL carryforwards                           $20,523           $20,400
Accrued interest on discount debentures       7,176             4,560
Other                                         2,721             2,754
    Total deferred tax assets                30,420            27,714
Valuation allowance for deferred
   tax assets                               (26,222)          (23,428)
     Net deferred tax assets                  4,198             4,286
     Net deferred tax liabilities           $ 4,090           $ 4,478

E.  Acquisition of Subsidiaries

On September 22, 1995, the Company, through its newly-formed subsidiary, M-K Holdings, Inc., acquired all of the common stock of Merkle-Korff Industries, Inc., Mercury Industries, Inc. and Elmco Industries, Inc. ("Merkle-Korff"), a manufacturer of fractional horsepower motors and gear motors. The motors are currently used in vending machines, ice makers in refrigerators, washing machines and treadmills. M-K Holdings, Inc., Merkle-Korff, and their subsidiaries, were designated as non-restricted subsidiaries for purposes of the Company's Indentures relating to its Senior Notes and Senior Subordinated Discount Debentures.

                     JORDAN INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)


The purchase price of $107,406, including costs incurred directly related to the transaction, was preliminarily allocated to working capital of $9,445, property, plant and equipment of $335, non-compete agreements of $500, other assets of $34, and resulted in an excess purchase price over net identifiable assets of $97,092. The acquisition was financed with cash of $29,625 from the Company, $281 of cash from affiliates, a $5,000 subordinated note issued by M-K Holdings, Inc., and a $72,500 drawdown of a newly established credit facility.

M-K Holdings, Inc. is 88.3% owned by the Company and 11.7% owned by affiliates of the Company, including partners and affiliates of The Jordan Company, including Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher.

F.  SPL Holdings, Inc.

On August 30, 1995, the Company and its affiliates, through SPL Holdings, Inc. ("SPL", formerly known as J2, Inc.) purchased the net assets of Sales Promotion Associates, Inc. ("SPAI"), a wholly-owned subsidiary of the Company, and a specialty printer and distributor of calendars, advertising specialty products and soft-cover year books. SPL and its subsidiaries were designated as non-restricted subsidiaries for purposes of the Company's Indentures relating to its Senior Notes and Senior Subordinated Discount Debentures.

SPL was formed to combine a group of companies engaged in the design, manufacture and marketing of specialty printing and label products. SPL is comprised of Valmark Industries, Inc. ("Valmark"), Pamco Printed Tape and Label Co., Inc. ("Pamco") and SPAI.

Concurrent with the acquisition of SPAI, SPL was recapitalized with (i) an equity investment of $22,300 by the Company and $150 from certain affiliated investors, (ii) subordinated debt of $11,000, and (iii) a new $45,000 senior secured bank financing comprised of a $20,000 Revolving Credit Facility and a $25,000 Term Loan. At September 30, 1995, the entire amount of the Term Loan, or $25,000, and $10,000 of the Revolving Credit Facility, was outstanding.

Following the acquisition and recapitalization transactions, SPL is 84.2% owned by the Company and 15.8% owned by certain affiliates of the Company, including partners and affiliates of The Jordan Company, including Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher.

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

Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the third quarter and nine months ended September 30, 1995 and 1994. This discussion reviews the foregoing segment data and certain of the consolidated financial data for the Company.

                                                        NINE MONTHS ENDED
                                      THIRD QUARTER        SEPTEMBER 30,
                                      1995     1994      1995      1994

Net Sales:
Consumer Products                   $ 53,309 $ 52,904  $151,937  $142,519
Industrial Products and Equipment     43,978   32,433   119,272    90,570
Specialty Advertising & Calendars     26,421   23,766    72,101    59,702
     Total                          $123,708 $109,103  $343,310  $292,791

Operating Income (a):
Consumer Products                   $  3,143  $ 6,219  $  8,798  $ 14,073
Industrial Products and Equipment      8,512    7,403    23,855    18,466
Specialty Advertising & Calendars      2,203    1,820     5,765     3,310
     Total                          $ 13,858  $15,442  $ 38,418  $ 35,849

Operating Margins (b):
Consumer Products                      5.9%    11.8%      5.8%       9.9%
Industrial Products and Equipment     19.4%    22.8%     20.0%      20.4%
Specialty Advertising & Calendars      8.3%     7.7%      8.0%       5.5%
Consolidated                          11.2%    14.2%     11.2%      12.2%


(a) Before corporate overhead of $3,699 and $3,284 for the third quarter ended September 30, 1995 and 1994, respectively and $11,507 and $8,512 for the nine months ended September 30, 1995 and 1994, respectively.

     (b)  Operating margin is operating income divided by net sales.

Consumer Products. As of September 30, 1995, the Consumer Products segment consists of DACCO, Sate-Lite, Riverside, and Welcome Home.

Net sales during the third quarter and first nine months of 1995 increased $.4 million or 0.8% and $9.4 million or 6.6%, respectively, over the same periods in 1994. The third quarter sales increase was due to increased sales of rebuilt converters and other parts at DACCO, $.4 million, and increased sales at Welcome Home, $2.0 million, partially offset by lower sales of bibles at Riverside, $1.1 million, and lower domestic bicycle reflector sales at Sate-Lite, $.9 million. The year-to-date increase was due to increased sales of aluminum by-product, rebuilt converters, and other parts at DACCO, $1.9 million, thermoplastic colorants and other parts at Sate-Lite, $.6 million, contract distribution services, bibles, and audio tapes at Riverside, $3.0 million, and increased sales from thirty-nine additional stores at Welcome
Home, $6.2 million, partially offset by a decrease in domestic bicycle reflector sales at Sate-Lite, $2.3 million.

Operating income decreased $3.1 million or 49.5% and $5.3 million or 37.5% in the third quarter and first nine months of 1995, respectively, compared to the same period in 1994. The third quarter decrease was due to decreases at Sate-Lite, $.2 million, Riverside, $.9 million, and Welcome Home, $2.4 million, offset by an increase at DACCO of $.5 million. The year-to-date decrease was due to decreases at Sate-Lite, $.6 million, Riverside, $.7 million, and Welcome Home, $5.2 million, partially offset by an increase at DACCO of $1.3 million.

The third quarter operating margin decreased from 11.8% in 1994 to 5.9% and the nine month year-to-date margin decreased from 9.9% in 1994 to 5.8% due to the decreases in operating income discussed above.

Industrial Products and Equipment. As of September 30, 1995, the Industrial Products and Equipment segment consists of Parsons, Dura-Line, Imperial, Scott, Gear, Hudson, AIM, Cambridge and Merkle-Korff.

Net sales during the third quarter and first nine months increased $11.5 million or 35.6% and $28.7 million or 31.7%, respectively, over the comparable periods in 1994. The third quarter sales increase was due to increased sales of titanium hot formed products at Parsons, $.5 million, Innerduct at Dura-Line, $8.4 million, motors at Imperial, $.8 million, locks at Hudson, $.3 million, and electronic connectors at AIM and Cambridge, $.3 million and $.1 million, respectively. The acquisition of Merkle-Korff in September added $1.1 million to third quarter sales. The year-to-date increase was due to an increase in titanium hot formed product sales at Parsons, $1.0 million, Innerduct and pipe sales at Dura-Line, $21.5 million, motors and parts at Imperial, $1.4 million, precision gears at Gear, $.4 million, locks at Hudson, $1.7 million, and electronic connectors at AIM, $1.5 million. The acquisition of Merkle-Korff added $1.1 million to 1995 sales.

Operating income increased $1.1 million or 15.0% and $5.4 million or 29.2% in the third quarter and first nine months of 1995, respectively, compared to the same periods in 1994. The third quarter increase was due to increases at Hudson, $.2 million, Dura-Line, $.3 million, Cambridge $.2 million, Imperial, $.1 million, Scott, $.1 million and the addition of Merkle-Korff, $.3 million.

The year-to-date increase was due to increases at Dura-Line, $2.5 million, Parsons, $.3 million, Hudson, $1.2 million, AIM, $.2 million, Imperial, $.2 million, Scott, $.3 million, Cambridge, $.4 million, and the addition of Merkle-Korff, $.3 million. These increases were due to increased sales and production efficiencies.

The third quarter operating margin decreased from 22.8% in 1994 to 19.4% and the nine month year-to-date margin decreased from 20.4% in 1994 to 20.0%. These decreases were due to higher raw material and production costs.

Specialty Advertising and Calendars. As of September 30, 1995, the Specialty Advertising and Calendars segment consists of SPAI, Beemak, Valmark and Pamco.

Net sales during the third quarter and first nine months of 1995 increased $2.7 million or 11.1% and $12.4 million or 20.8%, respectively, compared to the same periods in 1994. The third quarter increase was due to increased sales of calendars at SPAI, $.5 million, increased shielding device and screen print sales at Valmark, $1.4 million and $.6 million, respectively, and increased label sales at Pamco, $.2 million. The nine month increase was due to increased POG sales at Beemak, $2.5 million, calendars and school annuals at SPAI, $.2 million and $.3 million respectively, membranes and shielding devices at Valmark, $1.3 million and $1.5 million respectively, and labels at Pamco, $6.5 million. The increase at Pamco is due, in part, to the fact that Pamco was purchased in May of 1994 and contributed only approximately four months of sales to the 1994 nine months sales figures.

Operating income increased $.4 million or 21.0% and $2.5 million or 74.2% in the third quarter and first nine months of 1995, respectively, compared to the same periods in 1994. The third quarter increase was due to increases at Valmark, $.6 million, and SPAI, $.2 million, partially offset by decreases at Pamco, $.2 million, and Beemak, $.2 million. The year-to-date increase was attributable to increases at Valmark, $1.0 million, Pamco, $1.3 million, Beemak, $.1 million, and SPAI, $.1 million.

The third quarter operating margin increased to 8.3% in 1995 from 7.7% in 1994, and the nine month year-to-date operating margin increased to 8.0% in 1995 from 5.5%. This is due to the increased sales volume and production efficiencies.

Consolidated Results: (See Condensed Consolidated Statements of Operations.) Operating income for the first nine months decreased $.4 million or 1.6% compared to 1994. Even though operating income at the subsidiaries was up $2.6 million or 7.2%, this was offset by an increase in corporate overhead of $3.0 million. Interest expense for the first nine months of 1995 increased from $30.4 million in 1994 to $32.9 million due to the interest expense incurred at the Holding Company for increased accretion on the zero coupon debentures and interest on capital leases, $1.3 million, and at Welcome Home for an outside line of credit, $.5 million. Nine month interest income increased from $.6 million to $2.1 million due to higher average cash balances. As a result of lower operating income and higher interest expense, the Company recorded a net loss of $3.6 million in the first nine months of 1995 as compared to net income of $18.9 million in 1994. The 1994 net income reflected a gain of $21.8 million on the sale of 2.5 million shares of Welcome Home common stock.

Liquidity and Capital Resources. The Company had $104.7 million of working capital at September 30, 1995, compared to $123.4 million at the end of 1994. The decrease in working capital was due to lower ending cash balances, higher notes payable, and higher current portion of long-term debt, partially offset by higher accounts receivables, higher inventories, higher prepaid expenses and other current assets, lower accounts payable, lower accrued expenses, and lower advanced deposits.

The Company's net cash provided by (used in) operating activities for the nine months ended September 30, 1995 decreased $36.7 million versus the same period in 1994. This decrease was due to a net loss of $3.6 million, versus net income of $18.9 million in the prior period, lower minority interest, $4.0 million, higher increase in current assets, $8.1 million, a higher decrease in current liabilities, $2.6 million, and a higher increase in non-current assets, $3.8 million, offset by higher depreciation and amortization, $1.1 million, a lower benefit from deferred income taxes, $2.5 million, and higher non-cash interest of $.9 million.

The net cash used in investing activities for the nine months ended September 30, 1995, increased $86.1 million versus the same period in 1994. This increase was due to higher capital expenditures, $1.2 million, higher notes receivable from affiliates, $13.0 million, higher acquisition of subsidiaries due to the Merkle-Korff transaction versus the Valmark and Pamco transactions in 1994, $66.3 million, higher acquisitions of minority interest, $4.7 million, and the investment in Fannie May Holdings, $1.7 million, offset by proceeds from an asset sale, $.7 million.

The net cash provided by financing activities for the nine months ended September 30, 1995, increased $122.7 million versus the same period in 1994. This increase was due to the SPL Holdings debt issuance, $33.0 million, the M-K Holdings debt issuance, $72.5 million, proceeds from line of credit, $18.8 million, and higher deferred financing costs, $1.3 million, offset by higher debt repayments, $.5 million.

The Company is, and expects to continue to be, in compliance with the provisions of the Indentures relating to the Company's Senior Notes and Senior Subordinated Discount Debentures.

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

Item 3.        Defaults upon Senior Securities
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               None

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K

               (a) Form 8-K/A filed on November 3, 1995 for the Agreement for Purchase and Sale of Stock of Merkle-Korff Industries, Inc., Mercury Industries, Inc., and Elmco Industries, Inc. dated May 26, 1995.

               (b)  Exhibits

                    27.  EDGAR Financial Data Schedule

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   JORDAN INDUSTRIES, INC.





November 14, 1995                  By:    /s/ Thomas C. Spielberger
                                   Thomas C. Spielberger
                                   Vice President, Controller
                                   and Principal Accounting Officer