Form 10-K
period 1995-12-31
JORDAN INDUSTRIES INC
filed 1996-03-29
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



                          FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1995     Commission File Number 33-24317

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

      Registrant's telephone number, including Area Code:
                         (847) 945-5591

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

     The number of shares outstanding of Registrant's Common Stock as of March 29, 1996: 93,501.0004.

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

     The Company's business is divided into five groups.  The Specialty
Printing and Labeling group ("SPL"), which had 1995 net sales of approximately $96.5 million, consists of Sales Promotion Associates, Inc. ("SPAI"), Pamco Printed Tape and Label Company, Inc. ("Pamco"), and Valmark Industries, Inc. ("Valmark"). The Motors and Gears group, which had 1995 net sales of approximately $54.2 million, consists of The Imperial Electric Company ("Imperial") and its subsidiaries, The Scott Motors Company ("Scott"), and
Gear Research, Inc. ("Gear"), and Merkle-Korff Industries, Inc. ("Merkle-Korff") The connectors group, which had 1995 net sales of approximately
$22.7 million, consists of AIM Electronics Corporation ("AIM"), and Cambridge Products Corporation ("Cambridge"). Welcome Home, Inc. ("Welcome Home"), had 1995 net sales of $93.2 million. The Consumer and Industrial Products group, which had 1995 net sales of $240.7 million, include DACCO, Incorporated ("DACCO"), Sate-Lite Manufacturing Company ("Sate-Lite"), Riverside Book and Bible Corporation ("Riverside"), Dura-Line Corporation ("Dura-Line"), Parsons Precision Products, Inc. ("Parsons"), Hudson Lock, Inc. ("Hudson"), and Beemak Plastics, Inc. ("Beemak"). All of the foregoing corporations are collectively referred to herein as the "Subsidiaries," and individually as a "Subsidiary." Certain of the subsidiaries are designated as "Restricted Subsidiaries".
These subsidiaries are DACCO, Sate-Lite, Riverside, Welcome Home, Dura-Line, Parsons, Imperial, Scott, Gear, Hudson, AIM, Cambridge and Beemak. See Note
14 to the consolidated financial statements included elsewhere in this Annual Report with respect to business segment information for 1995, 1994 and 1993.

The Company owned the following percentages of the common shares of the subsidiaries as of March 29, 1996:

          Subsidiary                    Percentage Ownership

          Sate-Lite                     95.5%
          Welcome Home                  66.0%
          DACCO                          100%
          Riverside                      100%
          Parsons                         85%
          Dura-Line                      100%
          Imperial                      100%

          Scott                         100% (1)
          Gear                          100% (1)
          Hudson                        100%
          AIM                           100%
          Cambridge                     100%
          Beemak                        100%
          M&G Holdings                 87.6% (2)
          SPL                          83.3% (3)

(1) Scott and Gear are indirectly owned through Imperial, which holds 100% of their respective common shares.

(2) Merkle-Korff is indirectly owned through M&G Holdings, which indirectly holds 100% of the common shares of Merkle-Korff.

(3) SPAI, Valmark, and Pamco are indirectly owned through SPL, which holds 100% of the common shares of SPAI and Valmark, and 80% of the common shares of Pamco.

Specialty Printing and Labeling Group

     SPAI. The Company's former subsidiaries, The Thos. D. Murphy Co. ("Murphy"), which was founded in 1889, and Shaw-Barton, Inc. ("Shaw-Barton"), which was founded in 1940, merged to form JII/SPAI in March 1989. One-hundred percent of JII/SPAI's assets were sold at arms length into SPL in August of 1995 and the Company was renamed Sales Promotion Associates, Inc. ("SPAI"). SPAI is a producer and distributor of calendars for corporate buyers and is a distributor of corporate recognition, promotion and specialty advertising products.

     Approximately 55% of SPAI's 1995 net sales are derived from distributing a broad variety of corporate recognition products, promotion and specialty advertising products. These products include apparel, watches, crystal, luggage, writing instruments, glassware, caps, cases, labels and other items that are printed and identified with a particular corporate logo and/or corporate advertising campaign. Approximately 33% of SPAI's 1995 net sales are derived from the sale of a broad variety of calendars, including hanging, desktop, and pocket calendars that are used internally by corporate customers and distributed by them to their clients and customers. High quality artistic calendars are also distributed. SPAI also manufactures and distributes soft-cover school yearbooks for kindergarten through eighth grade.

     SPAI assembles and finishes calendars that are printed both in-house as well as by a number of outside printers. Facilities for in-house manufacturing include a composing room, a camera room, a calendar finishing department, and a full press room. Print stock, binding material, packaging and other materials are supplied by a number of independent companies. Specialty advertising products are purchased from more than 975 suppliers. Calendars and specialty advertising products are sold through a 1,250 person sales force, most of whom are independent contractors.

     Management believes that SPAI has one of the largest domestic sales forces in the industry. With this large sales force and a broad range of calendars and corporate recognition products available, management believes that SPAI is a strong competitor in its market. This market is very fragmented and most of the competition comes from smaller scale producers and distributors.

     Valmark. Valmark, which was founded in 1976 and purchased by the Company in 1994, is a specialty printer and manufacturer of pressure sensitive label products for the electronics OEM market. Valmark's products include adhesive backed labels, graphic panel overlays, multi-color membrane switches, and radio frequency interference (RFI) shielding devices. Approximately 53% of net sales are derived from the sale of graphic panel overlays and membrane switches, 22% from labels, and 25% from shielding devices.

     The specialty screen products sold in the electronics industry continue to operate relatively free of foreign competition due to the high level of communication and short time frame usually required to produce orders. Currently, the majority of Valmark's customer base of approximately 850 is located in the Northern California area.

     Valmark sells to four primary markets: personal computers, general electronics, turn-key services, and medical instrumentation. The sales to the personal computer industry has experienced the most growth over recent years due to Valmark's RFI shield protection capabilities. Sales to Apple Computer of RFI devices represented approximately 21% of net sales in 1995.

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

     Pamco's products are marketed by a team of 12 sales representatives who focus on procuring new accounts. Existing accounts are serviced by nine customer service representatives. Pamco's customers represent several different industries with the five largest accounting for approximately 18% of net sales.

     Pamco competes in a highly-fragmented industry. Pamco emphasizes its impressive turnaround time of 24 hours and its ability to accommodate rush orders that other printers can not handle. Due to these characteristics, Pamco has posted significant growth over the past several years.

Motors and Gears Group

     Merkle-Korff - Merkle-Korff is a custom manufacturer of AC and DC motors and gear motors. Merkle-Korff's products are used in a wide range of products including refrigerators, freezers, dishwashers, vending machines, business machines, pumps and compressors. Approximately 61% of Merkle-Korff's 1995 sales were derived from the home appliance and vending machine market.
Merkle-
Korff's prominent customers include General Electric Company, Whirlpool Corporation and Dixie-Narco, Inc. The Company's top 10 customers represent approximately 60% of total sales.

     Merkle-Korff was founded in 1911 and was purchased, along with its wholly-owned subsidiaries, Elmco Industries, Inc. and Mercury Industries, Inc., by the Company in 1995.

     Imperial. Imperial manufactures elevator motors, floor care equipment motors and automatic hose reel motors. Imperial was founded in 1889 and acquired by the Jordan Group and Imperial's management in 1983.

     Imperial designs, manufactures and distributes specialty electric motors for industrial and commercial use. Its products, AC and DC motors, generators and permanent magnet motors are sold principally in the U.S. and Canada and to a limited extent in Europe and Australia. Approximately 32% of Imperial's 1995 net sales were derived from elevator motors, ranging from 5 to 100 horsepower, sold to major domestic elevator manufacturers. Approximately 66% of Imperial's 1995 net sales were derived from permanent magnet motors sold to domestic manufacturers of floor care equipment. The remaining 2% of Imperial's 1995 net sales came from sales of miscellaneous parts.

     Otis Elevator Company, Westinghouse Corporation and other leading elevator manufacturers have in recent years discontinued internal manufacturing of motors and have turned to Imperial and other independent manufacturers. In 1995, Clark Industries, Inc. accounted for approximately 12% of Imperial's net sales, and Imperial's top ten customers accounted for 55% of total net sales.
Imperial's products are marketed domestically by its management and two independent sales representatives and internationally by management.

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

Connectors Group

     AIM. AIM, which was founded in 1981 and acquired by the Company in May 1989, is an importer and manufacturer of electronic connectors, adapters, switches, tools and other electronic hardware products for the commercial and consumer electronics markets. Electronic connectors are AIM's main product, representing more than 45% of AIM's 1995 net sales.

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

     AIM sells nationwide to approximately 2,000 distributors in the U.S. and Central and South America. AIM uses a combination of 11 manufacturers' representative organizations with a total of 27 salespeople and 8 factory direct salesmen to service existing accounts and to locate new distributors. The customer base is very broad, with the largest customer accounting for about 3% of sales. AIM also mails product catalogs and other marketing pieces to current customers and potential new accounts.

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

     In 1994, AIM began to market manufactured cable and harness assemblies made at its facility in Florida. The custom made assemblies are sold under the "Prestige" trademark to a wide range of customers. Sales of cable and harness assemblies are estimated to be approximately 12% of AIM's 1995 net sales.

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

     Cambridge sells its products nationwide to 500 distributors, 200 OEMs, and approximately 200 other various end-users. Cambridge uses a combination of 6 manufacturers' representative organizations with a total of 14 salespeople and 8 factory direct salesmen located throughout North America. The two largest customers account for approximately 16% of net sales. Cambridge also mails a large number of catalogs to current customers and potential new accounts. Cambridge strongly emphasizes that it is an "American" producer of high-quality electronic connectors.

     Cambridge competes in the same market as AIM. Cambridge does not offer the product selection of its large competitors; however, it competes effectively by targeting distributors and manufacturers which require fast service and prefer an American-made product.

Welcome Home

     Welcome Home is a national, high-end specialty retailer of decorative home furnishing accessories. Welcome Home was acquired by the Company in 1991.

     Welcome Home's stores are located primarily in high-end designer outlet malls. Their products include textiles, afghans, framed art, picture frames, wood, seasonal and other merchandise targeted to gift-buying and value-conscious consumers. Welcome Home sells its merchandise through 215 retail stores located throughout the United States and Canada.

     Welcome Home's emphasis is on outlets located in malls where upscale manufacturers such as Ralph Lauren, Liz Claiborne, Ann Klein, Harve Bernard, Van Huesen, and others are located.

     There is no direct competition for Welcome Home on a national basis. Comparable companies with similar product lines do not compete in the value-retail segment of the market.

Consumer and Industrial Products Group

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

     Approximately 22% of DACCO's products are classified as "soft" products, such as sealing rings, bushings, washers, filter kits and rubber components. Approximately 11,000 soft products are purchased from a number of vendors and are re-sold in a broad variety of packages, configurations and kits.

     DACCO's customers are automotive transmission parts distributors and transmission repair shops and mechanics. DACCO has 51 independent sales representatives who accounted for approximately 70% of DACCO's net sales in 1995. These sales representatives sell nationwide to independent warehouse distributors and to transmission repair shops. DACCO also owns and operates thirty-one distribution centers which sell directly to transmission shops. DACCO distribution centers average 3,000 - 5,000 square feet, cover a 50 to 100 mile selling radius and sell approximately 42% hard products and 58% soft products. In 1995 no single customer accounted for more than 1% of DACCO's net sales.

     The domestic market for DACCO's hard products is fragmented and DACCO's competitors primarily consist of a number of small regional and local rebuilders. DACCO believes that it competes strongly against these rebuilders by offering a broader product line, quality products, and lower prices, all of which are made possible by DACCO's size and economies of operation. However, the market for soft products is highly competitive and several of the competitors such as TranStar Industries and Aftermarket Technology Corporation are larger than DACCO. DACCO competes in the soft products market on the basis of its low prices due to volume buying, its growing distribution network and its ability to offer one-step procurement of a broad variety of both hard and soft products.

     Sate-Lite. Sate-Lite manufactures safety reflectors for bicycle and commercial truck manufacturers, as well as plastic parts for bicycle manufacturers and colorants for the thermoplastics industry. Sate-Lite was founded in 1968 and acquired by the Jordan Group and Sate-Lite's management in 1985.

     Bicycle reflectors and plastic bicycle parts accounted for approximately 42% of Sate-Lite's net sales in 1995. Sales of triangular flares and specialty reflectors and lenses to commercial truck customers accounted for approximately 39% of 1995 net sales. The remainder of Sate-Lite's net sales were derived primarily from the sale of colorants to the thermoplastics industry.

     Sate-Lite's bicycle products are sold directly to a number of original equipment manufacturers ("OEMs"). The two largest OEM customers for bicycle products are the Huffy Corporation and Murray/Ohio Manufacturing Company, which accounted for approximately 20% of Sate-Lite's fiscal 1995 net sales. The triangular flares and other truck reflector products are also sold to a broad range of OEM customers. Colorants are sold primarily to mid-western custom molded plastic parts manufacturers. In 1995, Sate-Lite's ten largest customers accounted for approximately 59% of net sales.

     Sate-Lite's products are marketed on a nationwide basis by its management. Sales to foreign customers are handled directly by management and by independent trading companies on a commission basis. In 1995, Sate-Lite's export net sales accounted for approximately 9% of its total net sales.
Export sales were principally to China and Canada.

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

     Approximately 71% of Riverside's business consists of products published by other companies. Riverside sells world-wide to more than 10,000 wholesaler, religious and trade book store customers, utilizing an in-house telemarketing system, two independent sales representative groups and printed sales media. In addition, Riverside sells a small percentage of its products through direct mail and to retail customers. No single customer accounted for more than 5% of Riverside's 1995 net sales.

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

     In 1995, approximately 98% of Dura-Line's net sales came from Innerduct and the cable television industry. Dura-Line sells to major telecommunications companies, such as Bell South Services, GTE, and U.S. West Communications, each of which accounted for less than 10% of Dura-Line's Innerduct net sales. Innerduct is marketed worldwide by Dura-Line's management, 40 manufacturing representatives and ten in-house sales representatives. Dura-Line negotiates long-term contracts with major telecommunications companies for its Innerduct product line. It competes for these sales on the basis of technical innovation, price, quality and service.

     In addition, approximately 2% of Dura-Line's 1995 net sales came from the sale of polyethylene water and natural gas pipe to a variety of hardware stores, contractors, plumbing supply firms and distributors. Dura-Line markets its water and natural gas pipe products through 60 manufacturing representatives in the Southern and Eastern U.S. The water and natural gas pipe market is very competitive. Dura-Line competes on the basis of quality and price with a number of regional and local firms.

     Dura-Line's products are manufactured through the plastic extrusion process. Dura-Line procures raw plastic for extrusion from a number of independent suppliers. In March 1989, Dura-Line opened a new manufacturing facility in the United Kingdom to manufacture products for sale to British Telecom and other foreign customers. Approximately 40% of Dura-Line's net sales are foreign sales. In late 1990, Dura-Line purchased a facility in Reno, Nevada. This facility opened in early 1991 and has increased Dura-Line's annual capacity by approximately 50%. Also, in 1993, Dura-Line entered into joint venture agreements in the Czech Republic and Israel to service Eastern Europe and the Middle East more effectively.

     Parsons. Parsons is a diversified supplier of hot formed titanium parts, precision machined parts and fabricated components for the U.S. aerospace industry. Parsons was founded in 1959 and acquired by the Jordan Group and Parsons' management in 1984.

     Approximately 40% of Parsons' 1995 net sales came from sales to The Boeing Company. Approximately 95% of Parsons' 1995 net sales were derived from the sale of various parts and components to the aerospace industry. Parsons employs precision machining, welding/fabrication and sheet metal forming processes to manufacture its products at its facilities in Parsons, Kansas. Parsons continues to invest in its titanium hot forming operation, which permits Parsons to participate in the aerospace market for precision titanium components.

     Parsons uses metals, including stainless steel, aluminum and titanium to fabricate its products. These materials are either supplied by Parsons' customers or obtained from a number of outside sources.

     Parsons sells its products directly to a broad base of aerospace and military customers, relying on longstanding associations and Parsons' reputation for high quality and service.

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

     Hudson sells mainly to OEMs such as IBM, AT&T and Herman Miller. In addition, Hudson sells to postal services in Canada and the United States. The top 10 customers represented about 39% of Hudson's net sales in 1995. In addition to OEMs, Hudson sells to the locksmith trade industry through a distributor.

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

     Beemak has no sales force. All sales originate from Beemak's extensive on-going advertising campaign and reputation. Beemak sells to distributors, major companies, and even competitors which resell the product under a different name. Beemak has been very successful providing excellent service on orders of all sizes, especially small orders. Beemak's average order size was approximately $300 in 1995.

     The display holder industry is very fragmented, consisting of a few other known holder and display firms and regionally-based sheet fabrication shops. Beemak has benefited from the growth in "direct" advertising budgets at major companies. Significant advertising dollars are spent each year on direct mail campaigns, point-of-purchase displays and other forms of non-media advertising.

Backlog

     As of December 31, 1995, the Company had a backlog of approximately
$53 million, compared with $32 million as of December 31, 1994. The current backlog is primarily due to Imperial's motor sales, Merkle-Korff's motor sales, and Parsons' McDonnell Douglas Helicopter Co. and Boeing contracts. Management believes that the backlog may not be indicative of future sales.

Seasonality

     The Company's aggregate business has a certain degree of seasonality. SPAI's, Welcome Home's and Riverside's sales are somewhat stronger towards year-end due to the nature of their products. Calendars have an annual cycle while home furnishing accessories and bibles and religious books are popular as holiday gifts.

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

Employees

     As of December 31, 1995, the Company and the Subsidiaries employed approximately 5,150 people. Approximately 840 of these employees were members of labor unions at Sate-Lite, Gear, Imperial, SPAI, Merkle-Korff, and Dura-Line. None of the collective bargaining agreements covering the Company's union employees are currently under negotiation. These Subsidiaries have not experienced any work stoppages in the past five years as a result of labor disruptions. The Company believes that the Subsidiaries' relations with its employees are good.

Environmental Regulations

     The Company is subject to certain federal, state and local environmental laws and regulations. DACCO is a potentially responsible party ("PRP") at the John P. Saad & Sons site in Nashville, Tennessee (the "Saad Site").

     DACCO and a number of other PRPs have entered into a consent agreement with the Environmental Protection Agency (the "EPA"), dated April 18, 1990, relating to the clean-up of the Saad Site (the "Consent Agreement"). All work was completed under this consent agreement. DACCO's interim allocation of expenses relating to the clean up is currently 1.48 percent. Total expenses incurred by the PRP group through January of 1996 are approximately $3.6 million. These expenses include removal costs, engineering and attorney fees, but do not include administrative oversight costs incurred by the EPA or the State of Tennessee ("the State"). The EPA and the State have incurred administrative oversight costs through January 1996 of approximately $275,000 and $50,000 respectively.

     Additional work under the Consent Agreement proceeded under a Unilateral Administrative Order for Removal Response Activities dated July 28, 1995. This work has been completed. It is not likely that the EPA will make any further removal requirements. Based upon DACCO's allocation of expenses relating to the clean up, the Company believes that the liabilities relating to the Saad Site are not material to DACCO or the Company.

Item 2.  PROPERTIES.

     The Company leases approximately 18,950 square feet of office space for its headquarters in Illinois. The principal properties of each Subsidiary of the Company, the location, the primary use, the capacity, and ownership status thereof, are set forth in the table below:
                                                             Square  Owned/
Company         Location                Use                   Feet   Leased

AIM........... Sunrise, FL      Manufacturing/Administration  28,000  Leased

Beemak........ Gardena, CA      Manufacturing (2 buildings)   34,500  Leased

Cambridge..... Windsor, CT      Manufacturing                  7,000  Leased

DACCO......... Cookeville, TN   Administration/Manufacturing 140,000  Owned
               Huntland, TN          Manufacturing            65,000  Owned
               Rancho Cucamonga, CA  Manufacturing            40,000  Owned

Dura-Line..... Middlesboro, KY  Manufacturing/Administration  31,000  Owned
               Grimsby, U.K.    Manufacturing/Administration  30,000  Owned
               Sparks, NV       Manufacturing                 20,000  Owned
               Zlin, Czech Republic  Manufacturing/
                                     Administration           10,000  Leased

Gear.. ....... Grand Rapids, MI Manufacturing/Administration/
                                Storage                       38,000  Owned

Hudson........ Hudson, MA       Manufacturing/Administration 218,000  Owned
               Grand Rapids, MI Storage                        5,000  Leased

Imperial...... Akron, OH        Manufacturing/Administration  53,000  Owned
               Middleport, OH   Manufacturing                 85,000  Owned
               Northampton, OH  Manufacturing                 60,000  Leased

Merkle-Korff.. Des Plaines, IL  Manufacturing/Administration  35,000  Leased
               Des Plaines, IL  Manufacturing/Administration  30,000  Leased
               Richland Center, WI   Manufacturing/
                                     Administration           45,000  Leased

Pamco......... Des Plaines, IL  Manufacturing/Administration  24,500  Owned

Parsons....... Parsons, KS      Manufacturing/Administration  97,500  Owned

Riverside..... Iowa Falls, IA   Distribution/Administration   65,900  Leased
               Sparks, NV       Distribution                  35,500  Leased

Sate-Lite..... Niles, IL        Manufacturing/Administration 120,000  Leased
Scott......... Alamogordo, NM   Manufacturing/Administration/ 15,000  Leased
                                              Storage

SPAI.......... Red Oak, IA      Manufacturing/Administration
                                 (four buildings)            136,500  Owned
               Coshocton, OH    Manufacturing/Administration 240,000  Owned

Valmark....... Fremont, CA      Manufacturing/Administration  46,000  Leased
               Fremont, CA      Manufacturing/Administration  15,000  Leased

Welcome Home.. Wilmington, NC   Administration/Storage        18,000  Leased
                                 (two buildings)

     DACCO also owns or leases thirty-one distribution centers, which average 3,000 to 5,000 square feet in size. DACCO maintains four distribution centers in Florida, California, and Tennessee, two distribution centers in Illinois, Arizona, Michigan, and Alabama, and the remaining distribution centers are located in Colorado, Indiana, Minnesota, Missouri, Nebraska, New Jersey, West Virginia, Ohio, Oklahoma, South Carolina, and Texas.

     Welcome Home also leases 215 retail stores, which range from 2,400 to 4,600 square feet in size. Welcome Home has stores in 41 states in the United States.

     AIM's Sunrise, Florida facility is leased from the President of AIM, and Merkle-Korff's facilities are leased from the President of Merkle-Korff. The Company believes that the terms of these leases are comparable to those which would have been obtained by the Company had these leases been entered into with an unaffiliated third party.

     None of the Company's significant existing leases are scheduled to expire prior to 1997. The Company believes that its existing leased facilities are adequate for the operations of the Company and its subsidiaries.

Item 3.  LEGAL PROCEEDINGS

     The Subsidiaries are parties to various legal actions arising in the normal course of their business. The Company believes that the disposition of such actions individually or in the aggregate will not have a material adverse effect on the consolidated financial position of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1995.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) The only authorized, issued and outstanding class of capital stock of the Company is Common Stock. There is no established public trading market for the Company's Common Stock.

(b) At December 31, 1995, there were 17 record holders of the Company's Common Stock.

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

Item 6.  SELECTED FINANCIAL DATA

     The following table presents selected operating, balance sheet and other data of the Company and its subsidiaries as of and for the five years ended December 31, 1995. The financial data of the Company and its subsidiaries as of and for the years ended December 31, 1991 through 1995 were derived from the consolidated financial statements of the Company and its subsidiaries.

                                           Year Ended December 31,
                                           (Dollars in thousands)
                               1995     1994     1993     1992      1991
Operating data:(1)
Net sales..................  $507,311 $424,391 $358,611 $327,321  $295,140
Cost of sales, excluding
 depreciation..............   320,653  262,730  221,518  202,215   184,808
Gross profit, excluding
 depreciation..............   186,658  161,661  137,093  125,106   110,332
Selling, general and
 administrative expense....   121,371   97,428   80,496   75,060    68,217
Operating income ..........    32,360   42,944   36,387   22,762    21,604
Interest expense...........    46,974   40,887   41,049   37,024    39,272
Interest income ...........    (2,841)  (1,471)  (1,845)    (963)   (1,881)
Income (loss) before income
 taxes, minority interest,
 and extraordinary items...   (11,773)  27,689   (2,817) (13,299)  (15,787)
Income (loss) before extra-
  ordinary items...........    (7,470)  23,741   (3,483) (14,412)  (17,407)
Net income (loss) (2)        $ (7,470)$ 23,741 $(29,675)$(14,412) $(17,407)

Balance sheet data (at end of period):
Cash and cash equivalents    $ 41,253 $ 56,386 $ 68,273 $  8,886  $ 12,000
Working capital...........     99,675  123,395  121,490   65,694    78,048
Total assets..............    532,384  398,474  338,509  268,674   270,142
Long-term debt
(less current portion)...     497,977  380,966  356,981  262,055   268,877
Shareholders' equity (net
 capital deficiency)(3)...   $(74,479)$(66,867)$(90,669)$(60,873) $(47,976)


(1) The Company has acquired a diversified group of operating companies over the five year period which significantly affects the comparability of the information shown above.

(2) Net loss in 1993 includes an extraordinary loss of $26,192 related to the Company's refinancing. Net income in 1994 includes a gain from the sale of a partial interest in Welcome Home of $24,161. Net loss in 1995 includes $6,929 of restructuring and non-recurring charges related to Welcome Home.

(3) No cash dividends on the Company's Common Stock have been declared or paid.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Historical Results of Operations

     Summarized below are the historical net sales, operating income and operating margin (as defined below) for each of the Company's business groups for the fiscal years ended December 31, 1995, 1994 and 1993. This discussion should be read in conjunction with the historical consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report.

     In 1995, The Company's business segments were realigned into five distinct groups. Prior period results were also realigned into these new groups in order to provide accurate comparisons between periods.

                                          Year ended December 31,
                                        1995          1994         1993
                                             (dollars in thousands)
Net Sales:
Specialty Printing & Labeling..      $ 96,514      $ 82,828      $ 60,640
Motors and Gears...............        54,218        36,854        32,241
Connectors.....................        22,744        21,325        18,880
Welcome Home...................        93,166        81,654        61,633
Consumer and Industrial Products      240,669       201,730       185,217

    Total .....................      $507,311      $424,391      $358,611

Operating Income (1):
Specialty Printing & Labeling..      $  8,067      $  5,522      $  1,343
Motors and Gears...............        12,236         9,484         7,300
Connectors.. ..................         5,478         5,444         3,168
Welcome Home...................       (10,066)        7,076         6,581
Consumer and Industrial Products       34,283        28,992        26,755

     Total ....................      $ 49,998      $ 56,518      $ 45,147

Operating Margin (2):
Specialty Printing & Labeling..         8.4%          6.7%          2.2%
Motors and Gears...............        22.6%         25.7%         22.6%
Connectors.....................        24.1%         25.5%         16.8%
Welcome Home...................       (10.8)%         8.7%         10.7%
Consumer and Industrial Products       14.2 %        14.4%         14.4%
Combined (1)...................         9.9 %        13.3%         12.6%

(1) Before corporate overhead of $17,638, $13,574 and $8,760 for the years ended December 31, 1995, 1994 and 1993, respectively.

(2)  Operating margin is operating income divided by net sales.

     Specialty Printing & Labeling. As of December 31, 1995, the Specialty Printing and Labeling group consisted of SPAI, Valmark and Pamco.

     1995 Compared to 1994. Net sales increased $13.7 million or 16.5%. Operating income increased $2.5 million or 46.1%. The increase in sales was due to increased sales of all product lines at Valmark, $8.0 million, and twelve months of sales at Pamco (Pamco was acquired in May of 1994), $6.7 million, partially offset by a decrease in ad-specialty sales at SPAI, $1.0 million. Operating margin increased to 8.4% from 6.7% due primarily to increased sales.

     1994 Compared to 1993. Net sales increased $22.2 million or 36.6%. Operating income increased $4.2 million or 311.2%. The increase in sales was due to the acquisitions of Valmark and Pamco in January and May of 1994 respectively, which added $23.0 million in sales and $3.0 million in operating income. The operating margin increased to 6.7% from 2.2% due to higher margins at Valmark and Pamco than SPAI.

     Motors and Gears. As of December 31, 1995, the Motors and Gears group consisted of Imperial, Scott, Gear and Merkle-Korff.

     1995 Compared to 1994. Net sales increased $17.4 million or 47.1%. Operating income increased $2.8 million or 29.0%. The increase in sales was partially due to the acquisition of Merkle-Korff in September 1995 which added $14.1 million to the segment's net sales. In addition, sales of permanent magnet motors at Imperial increased $3.2 million. Operating margin decreased to 22.6% from 25.7% due to increased material costs at Imperial, and the amortization of goodwill at Merkle-Korff.

     1994 Compared to 1993. Net sales increased $4.6 million or 14.3%. Operating income increased $2.2 million or 29.9%. Increased sales were due to higher permanent magnet motor sales at Imperial, $2.5 million, job shop and gear box sales at Gear, $1.5 million, and motors at Scott, $.6 million. Operating margin increased to 25.7% from 22.6% due to continuing cost cutting measures.

     Connectors. As of December 31, 1995, the Connectors group consisted of AIM and Cambridge.

     1995 Compared to 1994. Net sales increased $1.4 million or 6.7%. Operating income remained unchanged from 1994. The sales increase was due to increased connector sales at AIM, $1.5 million. Operating margin decreased to 24.1% from 25.5% due to slightly lower margin export sales at AIM.

     1994 Compared to 1993. Net sales increased $2.4 million or 13.0%. Operating income increased $2.3 million or 71.8%. The sales increase was due to increased sales of electronic connectors at AIM and Cambridge, $1.9 million, and $.5 million, respectively. Operating income increased due to various cost cutting measures which also helped increase the operating margin to 25.5% from 16.8%.

     Welcome Home.

     1995 Compared to 1994. Net sales increased $11.5 million or 14.1%. Operating income decreased $17.1 million when 1995 is compared to 1994. The increase in net sales was due to 26 net additional stores in 1995. The decrease in operating income was due to the restructuring and other non-recurring charges of $6.9 million, an 8.1% decrease in same store sales, increased markdowns leading to a lower gross profit and higher corporate expenses. The above items also negatively impacted operating margin which dropped to -10.8% from 8.7%.

     1994 Compared to 1993. Net sales increased $20.0 million, or 32.5%. Operating income increased $.5 million or 7.5%. The increase in sales was due to 31 net additional stores and an 8.4% increase in same store sales. Operating margin decreased to 8.7% from 10.7%.

     Consumer and Industrial Products. As of December 31, 1995, the Consumer and Industrial Products group consisted of DACCO, Sate-Lite, Riverside, Dura-Line, Parsons, Hudson and Beemak.

     1995 Compared to 1994. Net sales increased $38.9 million or 19.3%. Operating income increased $5.3 million or 18.2%. The sales increase was due to higher sales of rebuilt converters and other parts at DACCO, $1.0 million, and $1.6 million, respectively; foreign bicycle sales at Sate-Lite, $.2 million; books, audio tapes and music, and contract distribution at Riverside, $.1 million, $.4 million, and $2.4 million, respectively; titanium and fabricated parts at Parsons, $1.8 million, and $.2 million, respectively; Innerduct sales at Dura-Line, $31.2 million; and POGs and fabricated products at Beemak, $2.0 million and $.5 million, respectively. These increases were partially offset by a decrease in domestic bicycle sales at Sate-Lite, $3.1 million. Operating margin was relatively unchanged at 14.2% versus 14.4%.

     1994 Compared to 1993. Net sales increased $16.5 million or 8.9%. Operating income increased $2.2 million or 8.4%. The increase was due to increased sales of hard parts and soft parts at DACCO of $3.8 million and $1.1 million, respectively; Bibles and religious books, music and audio tapes and contract distribution sales at Riverside of $2.9 million, $1.3 million and $4.0 million respectively; warning triangles and colorants at Sate-Lite, $.5 million; and Innerduct at Dura-Line, $6.0 million. These increases were partially offset by decreases in titanium hot formed and fabricated parts at Parsons, $1.7 million and $1.3 million, respectively. Operating margin was relatively unchanged at 14.4% versus 14.5%.

     Consolidated Operating Results.  (see Consolidated Statements of
Operations).

     1995 Compared to 1994. Net sales increased 19.5% and operating income decreased 24.6%. The sales increase was primarily due to the increased number of stores at Welcome Home, increased sales of Innerduct at Dura-Line, shielding devices, labels and membrane switches at Valmark, and the acquisition of Merkle-Korff in September 1995. The operating income decrease was partially due to the restructuring and other non-recurring charges at Welcome Home. Management fees and other increased $2.1 million due to higher management fees and the write-down of the Dize note receivable.

     Interest expense increased $6.1 million due to higher outstanding debt balances from additional capital leases and new third party debt held at Welcome Home, Merkle-Korff and SPL.

     Interest income increased $1.8 million due to higher average cash balances.

     1994 Compared to 1993. Net sales and operating income increased 18.3% and 18.0%, respectively. The sales increase was due to the increased number of stores and an 8.4% increase in same store sales at Welcome Home, increase in torque converter sales at DACCO, bibles and religious books at Riverside, and sales of Innerduct at Dura-Line. The operating income increase was due to the increased sales levels and manufacturing efficiencies.

     A gain of $24.2 million was recorded in 1994 in connection with the sale of Welcome Home common stock. A total of 2.9 million shares, out of the 8.5 million outstanding, were sold at an initial public offering price of $11.00 per share.

Liquidity and Capital Resources

     The Company had approximately $99.7 million of working capital at the end of 1995 compared to approximately $123.4 million at the end of 1994. The decrease in working capital from 1994 to 1995 was due to lower cash balances, higher notes payable balance, higher accounts payable, and higher current portion of long-term debt, partially offset by higher accounts receivable and inventory balances.

     The Company has acquired businesses through leveraged buyouts, and as a result has significant debt in relation to total capitalization. See "Business". Most of this acquisition debt was initially financed through the issuance of bonds which were subsequently refinanced in 1993. See Note 10 to the Consolidated Financial Statements.

     In connection with each acquisition of a subsidiary, the Subsidiary entered into intercompany notes, and intercompany management and tax sharing agreements, which permit the subsidiaries, including the majority-owned subsidiaries, substantial flexibility in moving funds from the subsidiaries to the Company.

     Management expects continued growth in net sales and operating income in 1996. Capital spending levels in 1996 are anticipated to be consistent with 1995 levels and, along with working capital requirements, will be financed internally out of operating cash flow. Operating margins and operating cash flow are expected to be favorably impacted by ongoing cost reduction programs, improved efficiencies and sales growth. Management believes that the Company's cash on hand and anticipated funds from operations will be sufficient to cover its working capital, capital expenditures, debt service requirements and other fixed charges obligations for at least the next 12 months.

     The Company's net cash provided by operating activities for the year ended December 31, 1995 decreased $1.0 million versus the same period in 1994. Cash provided by operating activities decreased due to the absence of a gain on the sale of a partial interest in a subsidiary in 1995, $24.2 million, an increase in restructuring charges, $5.9 million, an increase in other non-recurring charges, $1.0 million, an increase in depreciation and amortization, $2.6 million, an increase in non-cash interest, $1.2 million, a lower increase in inventory, $8.0 million, a lower increase in prepaids and other current assets, $1.1 million, a lower increase in non-current assets, $1.4 million, and an increase in non-current liabilities, $.7 million. The sources of operating cash were offset by a net loss of $7.5 million in 1995 compared to net income of $23.7 million in 1994, lower minority interest $4.5 million, a higher increase in accounts receivable, $1.7 million, an increase in the benefit from deferred income taxes, $4.2 million, and a lower increase in accounts payable, accrued liabilities and advanced deposits, $5.5 million.

     The net cash used in investing activities for the year ended December
31, 1995 increased $112.4 million versus the same period in 1994. This increase was due to higher capital expenditures, $3.2 million, higher notes receivable from affiliates, $11.2 million, higher acquisition of subsidiaries due to the Merkle-Korff transaction in 1995 versus the Valmark and Pamco transactions in 1994, $66.3 million, the absence of the proceeds from sale of a partial interest in a subsidiary in 1995, $26.5 million, lower cash acquired in the purchase of subsidiaries, $.3 million, higher acquisition of minority interests, $4.0 million, and the investment in Fannie May Holdings, $1.7 million, partially offset by proceeds from an asset sale, $.7 million.

     The net cash provided by financing activities for the year ended
December 31, 1995 increased $110.1 million versus the same period in 1994.
The increase was due to the SPL Holdings debt issuance, $33.0 million, the M-K Holdings debt issuance, $72.5 million, proceeds from lines of credit, $7.2 million, and other borrowing, $1.5 million, partially offset by higher financing costs, $.8 million, and higher long-term debt payments, $3.4 million.

     The Company's net cash provided by operating activities for the year ended December 31, 1994 decreased $11.5 million versus the same period in 1993. This decrease was due to the gain on sale of a partial interest in a subsidiary of $24.2 million, the absence of an extraordinary loss in 1994 versus 1993 of $26.2 million, an increase in the benefit from deferred tax assets, $1.0 million, higher increase in accounts receivable of $5.5 million, a higher increase in inventories of $9.2 million, a higher increase in non-current assets of $1.1 million, and a lower increase in accounts payable and accrued liabilities of $8.4 million, offset by net income of $23.7 million in 1994 versus 1993's net loss of $29.7 million, higher depreciation and amortization of $1.3 million, higher minority interest of $2.7 million, an increase in non-cash interest of $5.7 million, and higher advance deposits of $.7 million.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              Page No.


     Reports of Independent Auditors ..................         25

     Consolidated Balance Sheets as of December 31,
         1995 and 1994.................................         27

     Consolidated Statements of Operations for the
         years ended December 31, 1995, 1994 and 1993..         28

     Consolidated Statements of Changes in
         Shareholders' Equity (Net Capital Deficiency)
         for the years ended December 31, 1995, 1994
         and 1993......................................         29

     Consolidated Statements of Cash Flows for the
         years ended December 31, 1995, 1994 and 1993..         30

     Notes to Consolidated Financial Statements........         32

                    JORDAN INDUSTRIES, INC.
                  CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

                                                         December 31,
                                                    1995            1994
     ASSETS
Current assets:
  Cash and cash equivalents                      $ 41,253        $ 56,386
  Accounts receivable, net of allowance
     of $1,306 and $1,058 in 1995 and 1994,
     respectively                                  72,324          57,589
  Inventories                                      84,259          76,157
  Prepaid expenses and other current assets         7,566           7,053
     Total current assets                         205,402         197,185

Property, plant and equipment, net                 91,422          70,403
Investments in and advances to affiliates          23,087           7,941
Goodwill, net                                     180,315          88,345
Other assets                                       32,158          34,600
     Total Assets                                $532,384        $398,474

     LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
  Notes payable - lines of credit                $ 16,239       $      -
  Accounts payable                                 49,086         42,225
  Accrued liabilities                              26,867         27,670
  Advance deposits                                  1,830          1,999
  Current portion of long-term debt                11,705          1,896
     Total current liabilities                    105,727         73,790

Long-term debt                                    497,977        380,966
Other noncurrent liabilities                        2,402          2,048
Deferred income taxes                                   -          3,507
Minority interest                                     757          5,030

Shareholders' equity (net capital deficiency):
  7% cumulative preferred stock at liquidation
    value of $10,000 per share:
    issued and outstanding - 187.5 shares           1,875          1,875
  Common stock $.01 par value:
    authorized - 100,000 shares
    issued and outstanding - 93,501 shares              1              1
  Additional paid-in capital                        1,097          1,097
  Retained earnings (accumulated deficit)         (77,452)       (69,840)
     Total shareholders' equity (net capital
      deficiency)                                 (74,479)       (66,867)
     Total Liabilities and Shareholders' Equity
      (Net Capital Deficiency)                   $532,384       $398,474


                    See accompanying notes.

                    JORDAN INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                     (dollars in thousands)

                                                  Year ended December 31,
                                                 1995      1994     1993

Net sales                                      $507,311  $424,391  $358,611
Cost of sales, excluding depreciation           320,653   262,730   221,518
Selling, general and administrative expense     121,371    97,428    80,496

Depreciation                                     12,891    10,568     9,059
Amortization of goodwill and other
  intangibles                                     8,793     8,531     8,743
Management fees and other                         4,314     2,190     2,408
Restructuring charges                             5,913         -         -
Other non-recurring charges                       1,016         -         -
  Operating income                               32,360    42,944    36,387

Other (income) and expenses:
     Interest expense                            46,974    40,887    41,049
     Interest income                             (2,841)   (1,042)   (1,845)
     Interest income from affiliate                   -      (429)        -
     Gain on sale of a partial interest
      in a subsidiary                                 -   (24,161)        -
        Total other expenses                     44,133    15,255    39,204

(Loss) income before income taxes, minority
  interest, and extraordinary items             (11,773)   27,689    (2,817)
(Benefit) provision for income taxes             (2,446)    1,332       707
(Loss) income before minority interest and
  extraordinary items                            (9,327)   26,357    (3,524)
Minority interest                                (1,857)    2,616       (41)
(Loss) income before extraordinary items         (7,470)   23,741    (3,483)
Extraordinary loss                                    -         -   (26,192)
  Net (loss) income                             $(7,470) $ 23,741  $(29,675)


                    See accompanying notes.


                    JORDAN INDUSTRIES, INC.
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (NET CAPITAL DEFICIENCY)
                     (dollars in thousands)



                                                                                                            Total
                                                                                                                     Share-
                                       7% Cumulative                                           Retained     holders'
                                       Preferred Stock          Common Stock                   Earnings     Equity
                                                                                 Additional    (Accumu-     (Net Cap-
                                    Number of              Number of              Paid-in      lated        ital Def-
                                     Shares     Amount       Shares     Amount    Capital      Deficit)     iciency)

Balance at January 1, 1993           187.5       $1,875      93,501       $1       $1,097       $(63,846)    $(60,873)
     Net loss                           -           -          -           -           -         (29,675)     (29,675)
     Cumulative translation
      adjustment                        -           -          -           -           -             (59)         (59)
     Dividends declared on
      preferred stock of
      subsidiary                        -           -          -           -           -             (62)         (62)

Balance at December 31, 1993         187.5        1,875      93,501        1        1,097        (93,642)     (90,669)
     Net Income                         -           -          -           -          -           23,741       23,741
     Cumulative translation
      adjustment                        -           -          -           -          -              201          201
     Dividends declared on
       preferred stock of
       subsidiary                       -           -          -           -          -             (140)        (140)

Balance at December 31, 1994         187.5        1,875      93,501        1        1,097        (69,840)     (66,867)
     Net loss                           -           -          -           -          -           (7,470)      (7,470)
     Cumulative translation
      adjustment                        -           -          -           -          -              (97)         (97)
     Dividends declared on
       preferred stock of
       subsidiary                       -           -          -           -          -              (45)         (45)
Balance at December 31, 1995         187.5       $1,875      93,501       $1        $1,097      $(77,452)    $(74,479)

                    See accompanying notes.



                    JORDAN INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)

                                                   Year Ended December 31,
                                                  1995      1994      1993

Cash flows from operating activities:
  Net (loss) income                            $( 7,470) $23,741  $(29,675)
   Adjustments to reconcile net (loss) income
      to net cash provided by operating
      activities:
         Gain on sale of a partial interest
          in a subsidiary                             -   (24,161)        -
         Extraordinary loss                           -         -    26,192
         Restructuring charges                    5,913         -         -
         Other non-recurring charges              1,016         -         -
         Amortization of deferred financing
          costs                                   1,743     1,405     1,363
         Depreciation and amortization           21,684    19,099    17,802
         Amortization of debt discount                -         -       162
         (Benefit from) provision for
          deferred income taxes                  (4,247)     (962)      (40)
         Minority interest                       (1,857)    2,616       (41)
         Non-cash interest                       10,694     9,544     3,868
   Changes in operating assets and
      liabilities (net of acquisitions):
         Accounts receivable                     (8,084)   (6,362)     (820)
         Inventories                             (5,430)  (13,394)   (4,208)
         Prepaid expenses and other current
          assets                                   (170)   (1,317)   (1,421)
         Non-current assets                      (2,020)   (2,495)   (1,386)
         Accounts payable, accrued liabilities,
          and other current liabilities           3,856     9,247    17,660
         Advance deposits                           169       303      (393)
         Non-current liabilities                    679         -         -
         Other                                     (266)      (82)     (333)

Net cash provided by operating activities        16,210    17,182    28,730

Cash flows from investing activities:
 Capital expenditures                           (15,276)  (12,112)  (13,640)
 Notes receivable from affiliates               (13,424)   (2,254)      (35)
 Acquisitions of subsidiaries                  (102,125)  (35,872)        -
 Cash acquired in purchase of subsidiaries          696       953         -
 Net proceeds from sale of a partial interest
  in a subsidiary                                     -    26,544         -
 Acquisitions of minority interests and other    (6,117)   (2,143)   (3,483)
 Investment in Fannie May Holdings               (1,722)        -         -
 Proceeds from asset sale                           732         -         -
Net cash (used in) investing activities        (137,236)  (24,884)  (17,158)

                 (Continued on following page.)
                    See accompanying notes.

                    JORDAN INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)

                          (continued)


                                                 Year Ended December 31,
                                                1995       1994       1993
Cash flows from financing activities:
  Proceeds of debt issuance - SPL Holdings,
    Inc.                                     $ 33,000     $     -   $350,000
  Proceeds of debt issuance - MK Holdings,
    Inc.                                       72,500           -          -
  Payments under the revolving credit
   facilities, net                                    -           -
(66,950)
  Purchase of Senior Subordinated Notes             -           -   (203,300)
  Proceeds from lines of credit, net            7,213           -          -
  Premium and consent fee on purchase
   of Senior Subordinated Notes                     -           -    (17,347)
  Payment of financing costs                   (2,322)     (1,561)   (13,457)
  Repayment of long-term debt                  (6,020)     (2,624)    (1,131)
  Other borrowing                               1,522           -          -

Net cash provided by (used in) financing
 activities                                   105,893      (4,185)    47,815

Net (decrease) increase in cash and cash
  equivalents                                 (15,133)    (11,887)    59,387
Cash and cash equivalents at beginning
  of year                                      56,386      68,273      8,886
Cash and cash equivalents at end of year     $ 41,253    $ 56,386   $ 68,273

Supplemental disclosures of cash flow
 information:

     Cash paid during the year for:

         Interest                            $ 33,360    $ 29,839   $ 24,405
         Income taxes, net                   $  1,801    $  2,213   $  1,097

     Noncash investing activities:

         Capital leases                      $ 19,151    $  7,422   $  2,293



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

The Company's business is divided into five groups. The Specialty Printing and Labeling group consists of Sales Promotion Associates, Inc. ("SPAI"), Valmark Industries, Inc. ("Valmark"), and Pamco Printed Tape and Label Co., Inc. ("Pamco"). The Motors and Gears group consists of The Imperial Electric Company ("Imperial") and its subsidiaries, The Scott Motors Company ("Scott") and Gear Research, Inc. ("Gear"), and Merkle-Korff Industries, Inc. ("Merkle-Korff"). The Connectors group consists of AIM Electronics Corporation ("AIM") and Cambridge Products Corporation ("Cambridge"). Welcome Home, Inc. ("Welcome Home") is managed on a stand-alone basis and the remaining businesses comprise the Company's Consumer and Industrial Products group.
This group consists of DACCO, Incorporated ("DACCO"), Sate-Lite Manufacturing Company ("Sate-Lite"), Riverside Book and Bible House, Inc. ("Riverside"), Dura-Line Corporation ("Dura-Line"), Parsons Precision Products, Inc. ("Parsons"), Hudson Lock, Inc. ("Hudson"), and Beemak Plastics, Inc. ("Beemak"). All of the foregoing corporations are collectively referred to herein as the "Subsidiaries," and individually as a "Subsidiary."

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

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)

The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

               Machinery and equipment  3-10 years
               Buildings                7-35 years
               Furniture & fixtures     5-10 years
               Leaseholds               Life of Lease

Goodwill - Goodwill is being amortized on the straight-line basis principally over 40 years. Goodwill at December 31, 1995 and 1994 is net of accumulated amortization of $15,845, and $12,416, respectively. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.

     Other assets

Patents are amortized over the remainder of their legal lives, which approximate their useful lives, on the straight-line basis. Deferred financing costs amounting to $9,703 and $11,211 net of accumulated amortization of $3,686 and $1,943 at December 31, 1995 and 1994, respectively, are amortized over the terms of the loans or, if shorter, the period such loans are expected to be outstanding. Non-compete covenants and customer lists amounting to $5,705 and $7,113, net of accumulated amortization of $42,648 and $40,690 at December 31, 1995 and 1994, respectively, are amortized on the straight-line basis over their estimated useful lives, ranging from three to ten years. Organizational costs are amortized over five years.

     Adoption of FAS 121

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". FAS 121 requires, among other things, that the Company consider whether indicators of impairment of long-lived assets held for use are present, that if such indicators are present the Company determine whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amount, and if so, that the Company recognize an impairment loss based on the excess of the carrying amount of the assets over their fair value.

The Company adopted the provisions of FAS 121 in the fourth quarter of 1995. Accordingly, the Company evaluated the ongoing value of its property and equipment at that time. It was determined Welcome Home had certain leasehold improvements and furniture and fixtures located in unprofitable stores with a carrying value of $1,016 that were impaired and that given the nature of such items, their estimated fair value was insignificant. Accordingly, Welcome Home recorded an impairment loss on such assets in the fourth quarter of 1995 of $1,016, which is included in "other non-recurring charges" in the 1995 Statement of Operations.

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)


     Income taxes

The Company provides for deferred income taxes as temporary differences arise in recording income and expenses between financial reporting and tax reporting.

     Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

At December 31, 1995, the Company's cash balance included $1,600 which is being held as collateral with respect to a capital lease. A certain cash balance is required to remain intact throughout the term of the lease which expires on November 17, 1998. An additional $3,000 is being held as collateral with regard to the Company's investment in Fannie May.

     Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassification

Certain amounts in the 1994 financial statements have been reclassified to conform with 1995 presentation.

     Realignment of segment reporting

In 1995, the Company's business segments were realigned into five distinct groups. The Company believes that this new reporting format will better facilitate financial management due to the grouping of similar companies. Prior period results were also reclassified into these new groups in order to provide accurate comparisons between periods.

Note 3 - Restructuring charges

In the fourth quarter of 1995, Welcome Home adopted a restructuring plan. The major elements of the plan include a change in Welcome Home's merchandising strategy and the liquidation of merchandise which is not consistent with that strategy, closing unprofitable stores, and strengthening the Company's executive management team and information systems as necessary to successfully implement the above strategies. Accordingly, Welcome Home recorded the following restructuring charges.

     (i) Welcome Home recorded a charge of $2,379 against its inventory to reflect the reduction in the value of items owned as of December 31, 1995 which management determined did not fit with Welcome

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)

          Home's strategy and, accordingly, will be liquidated at reduced prices in 1996.

     (ii) Welcome Home recorded a charge of $2,816 against its recorded investment in its information systems as of December 31, 1995. Management determined that these systems will not support its merchandising and other strategies and, therefore, intends to replace these systems in 1996.

   (iii) Welcome Home recorded a charge of $526 to reflect the cost of planned store closings in 1996, representing primarily its recorded investment in the related furniture, fixtures and leasehold improvements.

    (iv) Welcome Home recorded a charge and accrued liability of $192 related to payments due to a former executive in accordance with its employment and severance agreement with that individual.

Note 4 - Inventories

Inventories consist of:
                                                    Dec. 31,      Dec. 31,
                                                      1995          1994

   Raw materials                                   $ 24,251       $16,695
   Work-in-process                                    5,968         6,193
   Finished goods                                    54,040        53,269

                                                   $ 84,259       $76,157

Note 5 - Property, plant and equipment

Property, plant and equipment, at cost, consists of:

                                                    Dec. 31,      Dec. 31,
                                                      1995          1994

  Land                                             $  4,365      $  4,421
  Machinery and equipment                           105,188        84,091
  Buildings and improvements                         33,844        26,340
  Furniture and fixtures                             18,995        17,642
                                                    162,392       132,494
  Accumulated depreciation and
    amortization                                    (70,970)      (62,091)
                                                   $ 91,422      $ 70,403

Note 6 - Notes receivable from affiliates and investment in affiliate

At December 31, 1995, the Company had notes receivable from Cape Craftsmen, Inc., a company that is controlled by the partners, principals, employees and

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)

affiliates of The Jordan Company, of $6,865. This is a reduction from the $7,941 balance at December 31, 1994.

Although this note is payable on demand, the Company does not anticipate the repayment of principal in 1996 and, accordingly, has classified this note as long-term. The Company believes this entity will generate adequate operating profits and cash flow to meet principal and interest payments.

On May 15, 1995, the Company purchased from a third party $7,500 aggregate principal amount of Subordinated Notes and 75.6133 shares of Junior Class A PIK Preferred Stock of Fannie May Holdings, Inc. ("Fannie May") for $9,071.

The Company also acquired 151.28 shares of Common Stock of Fannie May (representing 15.1% of the outstanding Common Stock of Fannie May on a fully diluted basis) for $151. These shares of Fannie May Common Stock were purchased from the John W. Jordan II Revocable Trust. On June 28, 1995, the Company purchased from The First National Bank of Chicago $7,000 aggregate principal amount of participation in term loans of Archibald Candy Corporation, a wholly-owned subsidiary of Fannie May, for $7,000, and agreed to purchase up to an additional $3,000 aggregate principal amount of such participation, depending upon the financial performance of Fannie May. The additional $3,000 obligation is secured by a pledge from the Company with a $3,000 certificate of deposit purchased by the Company.

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

Note 7 - Accrued liabilities

Accrued liabilities consist of:

                                               Dec. 31,          Dec. 31,
                                                 1995              1994

   Accrued vacation                            $ 1,516           $ 1,435
   Accrued bonuses                                 896               382
   Accrued income taxes                          1,874             1,404
   Accrued other taxes                           1,777             2,176
   Accrued commissions                           1,025             1,182
   Accrued interest payable                     13,152            12,391
   Accrued payroll and payroll taxes             2,621             1,957
   Accrued royalties                               759               232
   Accrued stock appreciation rights
   and preferred stock payments                      -             2,876
   Accrued other expenses                        3,247             3,635
                                               $26,867           $27,670

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)


Note 8 - Operating leases

Certain subsidiaries lease land, buildings, and equipment under noncancellable operating leases.

Total minimum rental commitments under noncancellable operating leases at December 31, 1995 are:

               1996                            $12,610
               1997                             12,274
               1998                             10,873
               1999                              9,209
               2000                              6,900
              Thereafter                        10,687
                                               $62,553

Rental expense amounted to $11,378, $8,173 and $6,536 for 1995, 1994 and 1993,
respectively. The 1995 increase relates primarily to the additional retail stores opened by Welcome Home in 1995 and rent expense recorded by Merkle-Korff on its three facilities.

Note 9 - Benefit plans

Certain subsidiaries of the Company have defined benefit pension plans. The total expense for these plans amounted to $117 and $119 in 1995 and 1994, respectively. The subsidiaries make contributions to the plans equal to the amounts determined by accepted actuarial methods for the defined benefit plans and on a cents-per-hour basis for plans covering certain hourly employees.

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)


Plan benefits are generally based on years of service and employee compensation during the last years of employment.

The following table sets forth the status of the defined benefit plans of the
Company:
                                                       Year Ended
                                                       December 31,
                                                     1995      1994
     Actuarial present value of benefit
       obligations:
               Vested                                $2,351     $1,984
          Non-vested                                  18         16

     Accumulated benefit obligation                 2,369      2,000
     Effect of future salary growth                   570        451

     Total projected benefit obligation             2,939      2,451

     Assets relating to such benefits:
       Market value of funded assets,
         primarily invested in money
         market and equity securities                2,392      2,081
     Underfunded projected
        benefit obligation                            (547)      (370)

     Net deferral                                    (163)      (418)
     Pension liability recorded
       as a long-term liability                    $ (710)    $ (788)

The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation range from 6%-7.25% in 1995 and 7.5%-8.0% in 1994. The assumed long-term rates of return on plan assets range from 7.5%-7.75% in 1995 and 1994. The assumed rates of compensation increase range from 3.8%-5.0% in 1995 and 1994.

Effective January 1, 1993, an over-funded plan was terminated and one of the under-funded plans was frozen. The termination of the overfunded plan resulted in a $500 charge to earnings in 1993. Non-participating annuity contracts have been purchased with the plan assets of the over-funded plan, and various compensation plans have been instituted in place of the defined benefit pension plans.

In January 1993 the Company established the Jordan Industries, Inc. 401(k) Savings Plan ("the Plan"), a defined-contribution plan. The Plan covers substantially all employees of the Company. Contributions to the Plan are discretionary and totaled $152 in 1995 and $149 in 1994.

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)


Note 10 - Debt

Long-term debt consists of:
                                                  Dec. 31,        Dec. 31,
                                                    1995            1994

  Notes payable (A)                              $  1,907        $  1,571
  Subordinated promissory notes (B)                13,000           8,623
  Capital lease obligations (C)                    26,295           9,257
  Bank Term Loans (D)                              94,375               -
  Senior Notes (E)                                275,000         275,000
  Senior Subordinated Discount Debentures (F)      99,105          88,411
                                                  509,682         382,862

  Less current portion                             11,705           1,896
                                                 $497,977        $380,966


Aggregate maturities of long-term debt at December 31, 1995 are as follows:

                     1996                       $ 11,705
                     1997                         13,208
                     1998                         19,113
                     1999                         17,769
                     2000                         27,157
                   Thereafter                    420,730
                                                $509,682

A Notes payable are due in monthly or quarterly installments and bear interest at rates up to 9%. Certain assets of the subsidiaries are pledged as collateral for the loans.

B Subordinated promissory notes payable are due to minority interest shareholders and former shareholders of the subsidiaries in annual installments through 2002, and bear interest at 8%-9%. The loans are unsecured.

C Interest rates on capital leases range from 8.3% to 14.5% and mature in installments through 2000.

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)


          The future minimum lease payments as of December 31, 1995 under capital leases consist of the following:

                    1996                              $ 5,640
                    1997                                4,987
                    1998                                9,079
                    1999                                3,312
                    2000                               11,113
                    Thereafter                              0
                       Total                           34,131

                    Less amount representing interest   7,836

                    Present value of future minimum
                     lease payments                   $26,295

          The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 1995.

D Bank Term Loans consist of certain indebtedness at Merkle-Korff ("Merkle-Korff Senior Notes"), and SPL ("SPL Senior Notes").

          The acquisition of Merkle-Korff in September of 1995 was partially financed by the issuance of $70,000 of term loans funded by Banker's Trust Company. The funding is comprised of two loans, Term Loan A ("Term A"), and Term Loan B ("Term B"). Term A represents $43,000 of the borrowing and will bear interest at a rate of Prime + 1.5% or LIBOR +2.75%. Term A will be repaid in installments through 2001. Term B constitutes the remaining $27,000 of the aggregate loan amount and bears interest at a rate of Prime + 2.0% or LIBOR + 3.25%. Term B will be paid in installments through 2003. Interest on both loans is payable quarterly. At December 31, 1995, the outstanding balance of Term A was $42,500 and the applicable interest rate was 8.625%. At that date, the outstanding balance on Term B was $26,875 with an applicable interest rate of 9.125%. The Merkle-Korff Senior Notes are secured by the stock and assets of Merkle-Korff and its divisions.

          In August 1995, SPL borrowed $25,000 under a Term Loan agreement with The First National Bank of Boston with a maturity date of December 31, 2001. This debt bears interest at a rate of LIBOR plus 2.75% and is paid on a quarterly basis. At December 31, 1995, the entire $25,000 was outstanding. The SPL Senior Notes are secured by all of the assets of SPL. The applicable interest rate at December 31, 1995, was 8.4375%.

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)

E In July of 1993, the Company issued $275,000 10 3/8% Senior Notes ("Senior Notes") due 2003. These notes bear interest at a rate of 10 3/8% per annum, payable semi-annually in cash on February
          1 and August 1 of each year. The payments began on February 1, 1994.

          The Senior Notes are redeemable for 105.18750% of the principal amount from August 1, 1998 to July 31, 1999, 102.59375% from August 1, 1999 to July 31, 2000, and 100% from August 1, 2000 and thereafter plus any accrued and unpaid interest to the date of redemption.

          The fair value of the Senior Notes was $233,750 at December 31, 1995. The fair value was calculated using the Senior Notes' December 31, 1995 market price multiplied by the face amount. The Senior Notes are not secured by the assets of the Company.

F         In July 1993 the Company issued $133,075 11 3/4% Senior
          Subordinated Discount Debentures, ("Discount Debentures") due 2005. The Discount Debentures were issued at a substantial discount from this principal amount. The interest on the Discount Debentures will be payable in cash semi-annually on February 1 and August 1 of each year beginning in 1999.

          The Discount Debentures are redeemable for 105.87500% of the accreted value from August 1, 1998 to July 31, 1999, 102.93750% from August 1, 1999 to July 31, 2000 and 100% from August 1, 2000 and thereafter plus any accrued and unpaid interest from August 1, 1998 to the redemption date if such redemption occurs after August 1, 1998.

          The fair value of the Discount Debentures was $77,184 at December 31, 1995. The fair value was calculated using the Discount Debentures' December 31, 1995 market price multiplied by the face amount. The Discount Debentures are not secured by the assets of the Company.

The proceeds from the issuance of the above Senior Notes and the Discount Debentures were used to repurchase previously issued Senior Subordinated Notes consisting of $102,300 principal amount of 13-7/8% Series A Senior Subordinated Notes (Series A) due 1998, and $105,000 principal amount of 13-5/8% Series B Senior Subordinated Reset Notes (Series B) due 1998. Due to the repurchase, the Company incurred a $26,192 extraordinary loss which was comprised of a $7,233 write-off of deferred financing fees, a $1,634 write-off of the debt discount relating to the Series A and Series B debt issuance, and $17,325 in premium and consent fees.

The Indenture relating to the Senior Notes and Discount Debentures restricts the ability of the Company to incur additional indebtedness. The Indenture also restricts: the payment of dividends, the repurchase of stock and the making of certain other restricted payments; restrictions that can be imposed

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)

on dividend payments to the Company by its subsidiaries; significant acquisitions; and certain mergers or consolidations. The Indenture will also require the Company to redeem the Senior Notes and Discount Debentures upon a change of control and to offer to purchase a specified percentage of the Senior Notes and Discount Debentures if it fails to maintain a minimum level of capital funds (as defined).

At December 31, 1995, the Company had borrowings outstanding on lines of credit totaling $16,239. The borrowings were at Welcome Home, $5,213, Dura-Line, $526, Merkle-Korff, $500, and SPL Holdings, $10,000.

In May of 1995, Welcome Home entered into a Loan and Security Agreement with Shawmut Capital Corporation. The credit facility under this agreement provides for borrowings of up to 65% of Welcome Home's Eligible Inventory, with a maximum borrowing of $20,000. At December 31, 1995, Welcome Home had outstanding borrowings of $5,213, which carried a weighted average interest rate of 8.1%. The facility is secured by substantially all of Welcome Home's assets.

Dura-Line has available a line of credit from ABN AMRO Bank N.V. of Prague, Czech Republic in the amount of $1,000. The line of credit matures and is due on April 15, 1996, if not renewed. At December 31, 1995, Dura-Line had outstanding borrowings of $526 which carried an interest rate of 1.25% above PRIBOR (Prague Inter-Bank Offered Rate). The applicable rate at December 31, 1995 was 12.5%. The facility is secured by the assets of Dura-Line's majority owned subsidiary, Dura-Line CT s.r.o., which is located in the Czech Republic. The facility is also guaranteed with a standby letter of credit.

Merkle-Korff has available a $12,000 Revolving Credit Facility with Banker's Trust Company. The facility has a term of six years from the date of inception and will expire on September 22, 2001. The interest rate on borrowing is calculated at Prime + 1.5% or LIBOR + 2.75%. The aggregate outstanding at December 31, 1995 was $500 and the applicable rate was 10.0%. The facility is secured by the stock and assets of Merkle-Korff and its divisions.

In August 1995, SPL borrowed $8,000 under a Revolving Credit Facility (the "Revolver") with The First National Bank of Boston. The facility has a borrowing limit of $20,000. It subsequently borrowed an additional $2,000 under this line of credit. The aggregate outstanding at December 31, 1995, was $10,000. This facility bears interest at a rate of LIBOR plus 2.75% payable on a 30, 60, or 90 day basis. The facility is secured by all of the assets of SPL. The applicable interest rate at December 31, 1995, was 8.4375%.

The Company is, and expects to continue to be, in compliance with the provisions of the Indenture.

Included in interest expense is $1,743, $1,405 and $1,363 of amortization of debt issuance costs for the year ended December 31, 1995, 1994 and 1993, respectively.

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)


Note 11 - Income taxes

The (benefit) provision for income taxes consists of the following:

                                          Year Ended December 31,
                                    1995           1994            1993
 Current:
   Federal                        $   400         $  356         $  -
   State and local                  1,401            967            747
                                    1,801          1,323            747
   Deferred                        (4,247)             9            (40)
     Total                        $(2,446)        $1,332         $  707

Deferred income taxes consist of:                 Dec. 31,       Dec. 31,
                                                    1995           1994
     Deferred tax liabilities:
      Tax over book depreciation                  $ 7,368        $ 7,447
      Basis in subsidiary                             798            798
      LIFO reserve                                    257            333
      Other                                           392            186

        Total deferred tax liabilities              8,815          8,764

      Deferred tax assets:
      NOL carryforwards                            20,060         21,371
      Accrued interest on discount debentures       8,187          4,560
      Pension obligation                              211            191
      Vacation accrual                                613            517
      Uniform capitalization of inventory             580            610
      Allowance for doubtful accounts                 721            609
      Capital lease obligations                       456            355
      Other                                           193            472

        Total deferred tax assets                  31,021         28,685

        Valuation allowance for deferred
          tax assets                              (21,466)       (23,428)

        Net deferred tax assets                     9,555          5,257

        Net deferred tax (assets) liabilities     $  (740)       $ 3,507

The decrease in the valuation allowance during 1995 and 1994 was $1,962 and $2,354, respectively.

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)

The provision (benefit) for income taxes differs from the amount of income tax benefit computed by applying the United States federal income tax rate to
(loss) income before income taxes, minority interest, and extraordinary items. A reconciliation of the differences is as follows:

                                                       Year ended
                                                      December 31,
                                               1995     1994       1993

Computed statutory tax provision (benefit)   $(4,003)  $9,414    $ (958)
Increase (decrease) resulting from:
  Net losses for which no benefit
    was taken                                      -        -       362
  Foreign subsidiary losses                      680        -         -
  Amortization of goodwill                       756      682       590
  Disallowed meals and entertainment             425        -         -
  Use of separate company net operating
    loss carryforward                              -   (1,329)        -
  Tax basis in excess of book basis in
    partial sale of a subsidiary                   -   (8,460)        -
  State and local tax                          1,401    1,010       720
 Alternative minimum tax                         400        -         -
 Decrease in valuation allowance              (1,962)       -         -
  Other items, net                              (143)      15        (7)
Provision (benefit) for income taxes         $(2,446)  $1,332    $  707

As of December 31, 1995, the consolidated loss carryforwards are approximately $44,000 and $31,000 for regular tax and alternative minimum tax purposes, respectively, and expire in various years through 2009. A subsidiary of the Company, which is not consolidated for tax purposes, has approximately $8,300 of net operating loss carryforwards that expire in various years through 2010. A valuation reserve of $3,000 has been recorded against the related $5,200 asset.

Note 12 - Related party transactions

The principals, partners, officers, employees and affiliates of The Jordan Company (the "Jordan Group") own substantially all of the common stock of the Company. The Jordan Group also owns substantially all of the common stock of Cape Craftsmen, Inc.

On June 1, 1988, an agreement was executed, which was amended and restated on June 29, 1994, whereby the Company will pay TJC Management Corporation ("TJC") a quarterly fee equal to .75% of the Company's Cash Flow for the four full fiscal quarters next preceding the date of payment of such quarterly fee. Under this agreement the Company accrued fees to TJC of $2,691, $1,962 and $1,503 in 1995, 1994 and 1993, respectively.

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)


In addition, beginning June 1, 1988, The Jordan Company is to be paid an investment banking fee of up to 2%, based on the aggregate consideration paid, for its assistance in acquisitions undertaken by the Company or its subsidiaries, and a financial consulting fee not to exceed 1% of the aggregate debt and equity financing that is arranged by the Jordan Company, plus the reimbursement of out-of-pocket and other expenses. The Company paid $3,500 in 1993 to The Jordan Company for their fee in relation to the Company's refinancing. In 1994, the Company paid $1,803 to the Jordan Company for their fees in relation to the Welcome Home public offering, the acquisitions of Valmark and Pamco, and the signing of the Revolving Credit Facility. In 1995, the Company paid $2,055 to The Jordan Company for their fees related to the Merkle-Korff acquisition, and Welcome Home paid The Jordan Company $200 related to their New Bank Credit Facility.

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

Welcome Home purchases inventories from Cape Craftsmen, Inc. Such purchases amounted to approximately $10,677, $8,966, and $3,500, for the years ended December 31, 1995, 1994 and 1993, respectively.

An individual who is a shareholder, Director, General Counsel and Secretary for the Company is also a partner in a law firm used by the Company. The firm was paid $376, $660 and $331 in fees and expenses in 1995, 1994 and 1993, respectively. The rates charged to the Company were at arms-length.

Also see Notes 6, 16 and 17.

Note 13 - Capital stock

Under the terms of a restricted common stock agreement with certain shareholders and members of management, the Company has the right, under certain circumstances, for a specified period of time to reacquire shares from certain shareholders and management at their original cost. Starting in 1993 or within 60 days of termination, the Company's right to repurchase may be nullified if $1,800, in the aggregate, is paid to the Company by management.

On January 20, 1989, the Company, in exchange for three thousand five hundred dollars, sold warrants to acquire 3,500 shares of its common stock to Mezzanine Capital & Income Trust 2001, PLC (MCIT), a publicly traded U.K. investment trust, in which principal stockholders of the Company also hold capital and income shares. These warrants were sold in conjunction with MCIT's purchase

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)


of $7,000 of Senior Subordinated Notes. Each Warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.00 (dollars) at any time, subject to certain events, prior to January 20, 1999. These warrants were valued at $700 based on an independent appraisal.

On January 1, 1992 the Company issued 1,633.8386 shares of common stock for $175. On December 31, 1992 the Company issued an additional 400 shares of stock for $43.

Note 14 - Business segment information

The Company's business operations are classified into five business segments:
Specialty Printing and Labeling, Motors and Gears, Connectors, Welcome Home, and Consumer and Industrial Products.

Motors and Gears includes the manufacture of electric motors for both industrial and commercial use by Imperial; small electrical motors by Scott; precision gears and gear boxes by Gear; and AC and DC gears and gear motors for both industrial and commercial use by Merkle-Korff.

Connectors includes the manufacture of electronic connectors and switches by AIM and Cambridge.

Welcome Home includes the specialty retailing of decorative home furnishing accessories by 215 Welcome Home stores.

Consumer and Industrial Products includes the remanufacturing of transmission sub-systems for the U.S. automotive aftermarket by DACCO; manufacture and marketing of safety reflectors, lamp components, bicycle reflector kits, colorants and emergency warning triangles by Sate-Lite, the publishing of Bibles and the distribution of Bibles, religious books, and recorded music by Riverside; manufacture and distribution of silicon pre-lubricated plenum and other configurations of Innerduct, a proprietary plastic pipe used in the installation of fiber optic cable, and rigid polyethylene pipe used for transporting potable water by Dura-Line; precision machined titanium hot formed parts used by the aerospace industry by Parsons; specialty-type locks by Hudson; and point-of-purchase advertising displays by Beemak.

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

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)

                                                 Year ended
                                                December 31,
                                           1995      1994       1993
Net sales:
  Specialty Printing & Labeling         $ 96,514   $ 82,828  $ 60,640
  Motors and Gears                        54,218     36,854    32,241
  Connectors                              22,744     21,325    18,880
  Welcome Home                            93,166     81,654    61,633
  Consumer and Industrial Products       240,669    201,730   185,217
     Total                              $507,311   $424,391  $358,611

Operating income:
  Specialty Printing & Labeling         $  8,067   $   5,522 $   1,343
  Motors and Gears                        12,236       9,484     7,300
  Connectors                               5,478       5,444     3,168
  Welcome Home                           (10,066)      7,076     6,581
  Consumer and Industrial Products        34,283      28,992    26,755
     Total business segment operating
      income                              49,998      56,518    45,147

  Corporate expenses                     (17,638)    (13,574)   (8,760)
     Total consolidated operating
      income                            $ 32,360    $ 42,944  $ 36,387

Depreciation and amortization
  (including the amortization of
  goodwill and intangibles):
  Specialty Printing & Labeling         $  3,776    $  3,252  $  1,569
  Motors and Gears                         2,262       1,070     1,600
  Connectors                               1,339       2,255     3,058
  Welcome Home                             2,121       1,324       940
  Consumer and Industrial Products        10,014       9,406    10,205
     Total business segment
      depreciation and amortization       19,512      17,307    17,372

  Corporate                                2,172       1,792       430
     Total consolidated depreciation
      and amortization                  $ 21,684    $ 19,099  $ 17,802

Capital expenditures:
  Specialty Printing & Labeling         $  1,106    $  1,401  $    554
  Motors and Gears                           870         219       299
  Connectors                                 200          93       110
  Welcome Home                             5,022       3,434     2,896
  Consumer and Industrial Products         7,825       6,687     4,461
  Corporate                                  253         278     5,320
     Total                              $ 15,276    $ 12,112  $ 13,640

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)
                           Continued

                                       Dec. 31,    Dec. 31,   Dec. 31,
                                         1995        1994       1993
Identifiable assets:
 Specialty Printing & Labeling        $ 89,090     $ 76,997    $ 32,361
 Motors and Gears                      142,289       27,988      27,859
 Connectors                             17,730       18,916      21,141
 Welcome Home                           32,176       32,232      24,415
 Consumer and Industrial Products      157,982      151,278     145,464
     Total business segment assets     439,267      307,411     251,240

  Corporate assets                      93,117       91,063      87,269
     Total consolidated assets        $532,384     $398,474    $338,509

Note 15 - Acquisition of minority interest

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

The shareholders entered into covenants not to compete for $2,679 which will be paid over five years beginning in 1992. Of this amount, $528 and $123 was paid in 1995 and 1994.

The shareholders were granted stock appreciation rights as part of the non-compete agreements with $5,952 to be paid over three years. Of this amount, $2,056 and $1,660 was paid in 1995 and 1994, with the amounts paid in 1995 representing final payments.

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

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)


Note 16 - Welcome Home Bank Credit Facility

On May 30, 1995, Welcome Home, Inc. ("Welcome Home") entered into a Loan and Security Agreement with Shawmut Capital Corporation (the "New Bank Credit Facility"). The New Bank Credit Facility provides for borrowings of up to 65% of Welcome Home's Eligible Inventory, with a maximum borrowing of $20,000.

At December 31, 1995, Welcome Home has borrowed a total of $5,213 under the New Bank Credit Facility. The weighted average interest rate on such borrowings at December 31, 1995 was 8.1%. At December 31, 1995, Welcome Home was in violation of the minimum net worth covenant with respect to this facility, however, the lender waived this violation.

Simultaneously with the closing of the New Bank Credit Facility, Welcome Home amended and restated the Intercompany Credit Agreement (the "Subordinated Credit Agreement") with Jordan Industries. Under the Subordinated Credit Agreement, Welcome Home can borrow up to $10,000 for the purpose of financing the repurchase of its common stock pursuant to its stock repurchase program and for any other purpose approved by Jordan Industries.

Immediately prior to the closing of the Subordinated Credit Agreement, Welcome Home repaid to Jordan Industries principal and accrued interest due under the Intercompany Credit Agreement totaling $12,270. The remaining principal due under the Intercompany Credit Agreement, $2,500, was rolled over to the Subordinated Credit Agreement.

Note 17 - Acquisitions of subsidiaries

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

The purchase price of $107,406, including costs incurred directly related to the transaction, was preliminarily allocated to working capital of $8,201, property, plant and equipment of $3,652, non-compete agreements of $500, and resulted in an excess purchase price over net identifiable assets of $95,053. The acquisition was financed with cash of $29,625 from the Company, $281 of cash from affiliates, a $5,000 subordinated note issued by M-K Holdings, Inc., and a $72,500 drawdown of a newly established credit facility.

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)


M-K Holdings, Inc. is 87.6% owned by the Company and 12.4% owned by affiliates of the Company, including partners and affiliates of The Jordan Company, including Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher.

On March 8, 1996, Merkle-Korff acquired the net assets of Barber-Colman Motors Division, a division of Barber-Colman Company, which was wholly owned by Siebe, plc. This division consisted of Colman OEM and Colman Motor Products, wholly owned subsidiaries of Barber-Colman Company, and the motors division of Barber-Colman Company, collectively Barber-Colman Motors ("BCM"), and is a vertically integrated manufacturer of sub-fractional horsepower AC and DC motors and gear motors, with applications in such products as vending machines, copiers, printers, ATM machines, currency changers, X-ray machines, peristaltic pumps, HVAC actuators and other products.

The purchase price of $21,700, including costs incurred directly related to the transaction, was allocated to working capital of $4,388, property, plant and equipment of $6,591, non-compete agreements of $1,000, and resulted in an excess purchase price over net identifiable assets of $9,721. The acquisition was financed with $21,700 of new and existing credit facilities.

On January 23, 1996, the Company purchased the net assets of Johnson Components, Inc. ("Johnson"), a manufacturer of RF coaxial connectors and electronic hardware.

The purchase price of $16,500, including costs incurred directly related to the transaction, was allocated to working capital of $1,634, property, plant and equipment of $3,336, and non-compete agreements of $1,050, and resulted in an excess purchase price over net identifiable assets of $10,480. The acquisition was financed with cash.

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

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)

The purchase price of $25,733, including costs incurred directly related to the transaction, was allocated to working capital of $2,237, property, plant and equipment of $2,690, non-compete agreements of $1,000, and the assumption of the mortgage note of $731 and resulted in an excess purchase price over net identifiable assets of $20,537. The acquisition was financed with the issuance of a $4,000 Subordinated Note to a minority shareholder and the remaining portion with cash.

Unaudited pro forma information with respect to the Company as if the 1995 and 1996 acquisitions had occurred on January 1, 1995 and 1994 is as follows:

                                    Year Ended December 31,
                                     1995           1994
                                          (unaudited)
                                     (dollars in millions)

     Net sales                     $589.3         $521.1
      Net income (loss) before
       extraordinary items           (3.2)          27.0
      Net income (loss)            $ (3.2)        $ 27.0

Note 18 - SPL Holdings, Inc.

On August 30, 1995, the Company sold on an arms length basis, the net assets of Sales Promotion Associates, Inc. ("SPAI"), formerly a wholly-owned subsidiary of the Company, and a specialty printer and distributor of calendars, advertising specialty products and soft cover year books to SPL Holdings, Inc. ("SPL", formerly known as J2, Inc.) a majority owned subsidiary of the Company. SPL and its subsidiaries were designated as non-restricted subsidiaries for purposes of the Company's Indentures relating to its Senior Notes and Senior Subordinated Discount Debentures.

SPL was formed to combine a group of companies engaged in the design, manufacture and marketing of specialty printing and label products. SPL is comprised of Valmark Industries, Inc. ("Valmark"), Pamco Printed Tape and Label Co., Inc. ("Pamco") and SPAI.

Concurrent with the sale of the net assets of SPAI, SPL was recapitalized with
(i) an equity investment of $22,300 by the Company and $160 from certain affiliated investors, (ii) subordinated debt of $11,000, and (iii) a new $45,000 senior secured bank financing comprised of a $20,000 Revolver and a $25,000 Term Loan. At December 31, 1995, the entire amount of the Term Loan, or $25,000, and $10,000 of the Revolver, was outstanding.

Following the sale of the net assets and recapitalization transactions, SPL is 83.3% owned by the Company and 16.7% owned by certain affiliates of the Company, including partners and affiliates of The Jordan Company, including Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher.

                    JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)



Note 19 - Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places cash and cash equivalents with high quality financial institutions, and is restricted by its revolving credit facilities as to its investment instruments. Concentration of credit risk relating to accounts receivable is limited due to the large number of customers from many different industries and locations. The Company believes that its allowance for doubtful accounts is adequate to cover potential credit risk.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          The names, ages and principal occupations during the past five years of each director or executive officer of the Company are as set forth below:


   Name             Age         Principal Occupations

John W. Jordan II        48        Chairman of the Board of Directors and
                                   Chief Executive Officer since 1988.  Mr.
                                   Jordan is also managing partner of The
                                   Jordan Company.  Mr. Jordan is a Director
                                   of Leucadia National Corporation
                                   ("Leucadia"), Carmike Cinemas, Inc.
                                   ("Carmike"), American Safety Razor
                                   Company ("ASR"), NEWFLO Corporation
                                   ("NEWFLO"), and Welcome Home, Inc.
                                   ("Welcome Home") .
Thomas H. Quinn          48        Director, President and Chief Operating
                                   Officer since 1988.  From November 1985
                                   to December 1987, Mr. Quinn was Group
                                   Vice President and a corporate officer of Baxter International ("Baxter"). From
                                   September 1970 to November 1985, Mr.
                                   Quinn was employed by American Hospital
                                   Supply Corporation ("American Hospital"), where he was a Group Vice President and a corporate officer when American
                                   Hospital was acquired by Baxter.  Mr.
                                   Quinn is also a Director of ASR and
                                   Welcome Home.

Joseph S. Steinberg 52             Director since 1988.  President and a
                                   Director of Leucadia, where he has been
                                   employed since 1979.  He is also a
                                   Trustee of New York University.

David W. Zalaznick  41             Director since 1988.  Mr. Zalaznick is a
                                   managing partner of The Jordan Company.
                                   Mr. Zalaznick is a Director of ASR,
                                   NEWFLO, Carmike, and Marisa Christina
                                   Incorporated.

Name                     Age         Principal Occupations


Jonathan F. Boucher      39        Director and Vice President since 1988.
                                   Since June 1983, Mr. Boucher has also
                                   been a partner of The Jordan Company.
                                   Mr. Boucher is a Director of  ASR,
                                   NEWFLO, and Welcome Home.

G. Robert Fisher         56        Director, General Counsel and Secretary
                                   since 1988. Since June 1995, Mr. Fisher has been a member of the law firm of Bryan Cave LLP, a firm that represents the Company in various legal matters.
                                   For the prior 27 years, Mr. Fisher was a member of the law firm of Smith, Gill, Fisher & Butts, P.C., which combined with
                                   Bryan Cave LLP in June 1995.  See Item 13
                                   -- "Legal Counsel".

James A. McNair          40        Director and Senior Vice President,
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

Item 11.  EXECUTIVE COMPENSATION

    The following table shows the cash compensation paid by the Company, for the three years ended December 31, 1995, for services in all capacities to each of the executive officers of the Company.

                                      Summary Compensation Table
                                              Annual Compensation                    Long-Term Compensation
                                                                  Other Annual       Restricted     Phantom
Name and Principal Position     Year      Salary      Bonus       Compensation         Stock         Stock
Thomas H. Quinn,                1995     500,000    1,557,650             -               -             -
 President and Chief            1994     500,000      979,137       201,480 (1)           -             -
 Operating Officer              1993     500,000      675,000       525,000 (2)           -             -


James A. McNair,                1995     200,000      400,000             -              -             -
 Sr. Vice President, Business   1994     200,000      285,000             -               -             -
 Development                    1993     175,000      150,000             -               -             -


(1) In connection with the acquisitions completed in 1994, and the signing of the credit facility, this amount has been capitalized in the Company's financial statements.

(2) The amount relates to payments made in connection with the Company's refinancing on July 23, 1993.

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

    Phantom Stock Plan. The Board of Directors of the Company (the "Board of Directors") has adopted a Phantom Share Plan (the "Plan") which is administered by the Compensation Committee of the Board of Directors which determines awards to be made under the Plan to the Company's management and highly compensated employees. Awards under the Plan vest ratably over a five -year period beginning at the end of the employee's sixth year of employment with the Company with an employee being fully vested at the end of 10 years of employment with the Company. An employee also becomes fully vested upon the sale of substantially all of the Company's capital stock or assets to any person or group of persons other than to John W. Jordan II or any entity in which he owns, directly or indirectly, 10% or more of the beneficial interest, but not including a sale pursuant to a registered public offering (a "Change of Control"). After (i) an employee becomes fully vested or (ii) an employee's employment relationship with the Company is terminated (other than for cause) (the "Settlement Date"), the Company will pay to such employee in five equal installments beginning 90 days after the Settlement Date and on each of the next four anniversaries of the Settlement Date an aggregate amount equal to the product of the number of units awarded to such employee in which the employee has become vested and the Unit Value (as defined herein) plus interest. Unit Value is defined as 2.5% of (i) the average Stockholder Value (as defined in the Plan) for the last three fiscal years ending on or before such date (or the fair market value of the Common Stock in the event of a Change of Control), divided by (ii) 1,000,000 (subject to adjustment to reflect changes in the Company's capitalization). The Plan consists of 1,000,000 units, of which 180,000 have been granted. The Company believes that the Plan provides the Company with a means of attracting, retaining and motivating executive personnel by offering them performance-related incentives which coincide with the interest of the stockholders. Although the Company has not historically experienced any material difficulties in attracting, retaining or motivating its executive personnel, there can be no assurances that the Company will not experience any such difficulties in the future.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    At March 29, 1996 there were 93,501.0004 issued and outstanding shares of Common Stock. The following table furnishes information, as of March 29, 1996, as to the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, and
(iii) all officers and directors of the Company as a group.

     Name & Address of                             Amount             Percent
     Beneficial Owner                        Beneficial Ownership    of Class

     John W. Jordan II (1)(4)(5)                    44,362.3324        47.4%
     The Jordan Company,
     9 West 57th Street, 40th Floor
     New York, New York  10019

     David W. Zalaznick (2)(3)(4)                   17,423.5763        18.6%
     The Jordan Company,
     9 West 57th Street, 40th Floor
     New York, New York  10019

     Leucadia Investors, Inc. (4)                    9,969.9999        10.7%
     315 Park Avenue South,
     New York, New York  10010

     Thomas H. Quinn (6)                             8,500.0000         9.1%
     Jordan Industries, Inc.,
     ArborLake Centre,
     1751 Lake Cook Road,
     Deerfield, Illinois  60015

     Jonathan F. Boucher (7)                         5,533.8386         5.9%
     The Jordan Company,
     9 West 57th Street, 40th Floor
     New York, New York  10019

     G. Robert Fisher (5) (9)                          624.3496         .7%
     Bryan Cave, LLP
     One Kansas City Place,
     1200 Main Street,
     Kansas City, Missouri  64105

     All Directors and Officers                     86,414.0968       92.4%
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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Management Consulting Agreement. On June 1, 1988, the Company and The Jordan Company entered into a Management Consulting Agreement which was amended and restated on June 29, 1994 (the "Consulting Agreement"). Under the Consulting Agreement, TJC renders to the Company certain consulting services regarding the Company and its subsidiaries, their financial and business affairs and their relationships with their lenders and stockholders and the operation and expansion of their businesses. Such services include Mr. Jordan's services as chief executive officer of the Company, strategic planning, and advice and analysis regarding financing, potential acquisitions and current operations. For such services, the Company pays TJC a quarterly fee equal to three quarters of one percent of the Company's Cash Flow for the four full fiscal quarters next preceding the date of payment of such quarterly fee. Under the Consulting Agreement, such quarterly fee could not in any event exceed $500,000 in the aggregate for the quarters in 1990, and $1.5 million in the aggregate for the quarters in 1991 and 1992; plus (i) an investment banking and sponsorship fee of up to 2% of the aggregate consideration paid by the Company in connection with an acquisition by the Company of other businesses, and (ii) an investment banking and financial consulting fee not to exceed 1% of the aggregate debt and/or equity financing, in each case, that is arranged by TJC or The Jordan Company, plus the reimbursement of out-of-pocket and other expenses. The Company paid The Jordan Company $3,500,000 in 1993 as an investment banking fee relating to the Company's refinancing. For the years ended December 31, 1995 and 1994, the Company accrued a total of $2,691,000, and $1,961,700 respectively, in quarterly fees and $2,055,000 and $1,803,200 respectively, in investment banking fees to TJC pursuant to the Consulting Agreement. TJC has advised the Company that it intends to continue making acquisitions for its own account. There are no commitments or understandings as to how acquisition opportunities would be allocated between the Company and The Jordan Company. The Consulting Agreement expires on June 1, 1998, unless extended or terminated earlier. Messrs. Jordan, Zalaznick and Boucher, directors and officers of the Company, are partners of The Jordan Company. Messrs. Jordan and Zalaznick also serve as directors of TJC. The Company believes that the terms of the Consulting Agreement are comparable to those which could have been obtained from an unaffiliated third party.

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

    Legal Counsel. Mr. G. Robert Fisher, a Director of, and the General Counsel and Secretary to, the Company, is also a partner of Bryan Cave, a Limited Liability Partnership (formerly known as Smith, Gill, Fisher & Butts), Kansas City, Missouri. Mr. Fisher and his law firm have represented the Company and The Jordan Company in the past, and expect to continue representing them in the future. In 1995, Bryan Cave LLP was paid approximately $376 in fees and expenses by the Company. The rates charged to the Company were determined at arms-length.

    MCIT Warrants. In January of 1989, the Company privately placed warrants to acquire 3,500 shares of its Common Stock, at an exercise price of $4.00 per share, to Mezzanine Capital & Income Trust 2001, PLC, a publicly-traded U.K. investment trust ("MCIT"), for a total of $14,000 in connection with the purchase by MCIT of $7,000,000 of the Old Notes. The estimated per share value of the Common Stock on the date of issuance of the warrants was $200.00 as determined by an independent appraiser. The warrants are transferrable subject to certain restrictions on transfer relating to the availability of an exemption of such transaction from registration under the Securities Act. MCIT sold the Old Notes in October, 1991, but still holds the warrants. John W. Jordan II, David W. Zalaznick and Leucadia Investors, Inc.

hold in the aggregate approximately 5.6% of the MCIT capital shares, and approximately 2.8% of the aggregate MCIT capital and income shares. MCIT is advised by Jordan/Zalaznick Advisers, Inc., a corporation owned by John W. Jordan II and David W. Zalaznick.

                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

(1) Financial Statements

    Reference is made to the Index to Consolidated Financial Statements appearing at Item 8, which Index is incorporated herein by reference.

(2) Financial Statement Schedule

    The following financial statement schedule for the years ended December 31, 1995, 1994 and 1993 is submitted herewith:

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


                                        JORDAN INDUSTRIES, INC.


                                        By  /s/ John W. Jordan II
                                           John W. Jordan II
Dated:  March 29, 1996                     Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                        By  /s/ John W. Jordan II
                                           John W. Jordan II
                                           Chairman of the Board of Directors
Dated:  March 29, 1996                     and Chief Executive Officer






                                        By  /s/ Thomas H. Quinn
                                           Thomas H. Quinn
                                           Director, President and Chief
Dated:  March 29, 1996                     Operating Officer






                                        By  /s/ Jonathan F. Boucher
                                           Jonathan F. Boucher
                                           Director and Vice President
Dated:  March 29, 1996                     (Principal Financial Officer)

                                        By  /s/  G. Robert Fisher
                                           G. Robert Fisher
                                           Director, General Counsel and
Dated:  March 29, 1996                     Secretary




                                        By  /s/  David W.Zalaznick
                                           David W. Zalaznick
Dated:  March 29, 1996                     Director




                                        By  /s/  Joseph S. Steinberg
                                           Joseph S. Steinberg
Dated:  March 29, 1996                     Director




                                 By  /s/  James A. McNair
                                        James A. McNair
Dated:  March 29, 1996                  Director, Senior Vice President,
                                        Business Development




                                        By  /s/  Thomas C. Spielberger
                                           Thomas C. Spielberger
Dated:  March 29, 1996                     Vice President, Controller and
                                           Principal Accounting Officer

                                                             Schedule II


                    JORDAN INDUSTRIES, INC.
               VALUATION AND QUALIFYING ACCOUNTS
                     (dollars in thousands)


                                               Uncollect-
                                               ible
                                  Additions    balances
                     Balance at   charged to   written off        Balance at
                    beginning of  costs and    net of               end of
                       period     expenses     recoveries  Other    period


December 31, 1993:
 Allowance for
  doubtful accounts      1,226        612         (707)       0     1,131

 Valuation allowances
  for deferred tax
  assets               (35,962)   (10,180)          -        -    (25,782)

December 31, 1994:
 Allowance for doubt-
 ful accounts            1,131        580         (790)     137     1,058

 Valuation allowance
 for deferred tax
 assets                (25,782)    (2,354)           -        -   (23,428)

December 31, 1995:
 Allowance for doubt-
 ful accounts            1,058        884         (636)       -     1,306

Valuation allowance
 for deferred tax
 assets                (23,428)    (1,962)           -        -   (21,466)

                                                      Sequential
                         EXHIBIT INDEX                  Page No.


2(a)4    --   Agreement and Plan of Merger between the Thos.
              D. Murphy Company and Shaw-Barton, Inc.
3(a)1    --   Articles of Incorporation of the Registrants.
3(b)1    --   By-Laws of the Registrant.
4(a)3    --   Indenture, dated as of December 15, 1989, between the
              Registrant and First Bank National Association,
              Trustee, relating to the Registrant's Notes.
10(a)1,2 --   Intercompany Notes, dated June 1, 1988, by and among
              the Registrant and the Subsidiaries.
10(b)1,2 --   Intercompany Management Agreement, dated June 1, 1988,
              by and among the Registrant and the Subsidiaries.
10(c)1,2 --   Intercompany Tax Sharing Agreement, dated June 1,
              1988, by and among the Registrant and the
              Subsidiaries.
10(d)1   --   Management Consulting Agreement, dated as of June 1,
              1988, between the Registrant and The Jordan Company.
10(e)3   --   First Amendment to Management Consulting Agreement,
              dated as of January 3, 1989, between the Registrant
              and The Jordan Company.
10(f)7   --   Amended and Restated Management Consulting Agreement,
              dated September 30, 1990, between the Company and The
              Jordan Company.
10(g)1   --   Stockholders Agreement, dated as of June 1, 1988, by
              and among the Registrant's holders of Common Stock.
10(h)1   --   Employment Agreement, dated as of February 25, 1988,
              between the Registrant and Thomas H. Quinn.
10(i)1   --   Restricted Stock Agreement, dated February 25, 1988,
              between the Registrant and Jonathan F. Boucher.
10(j)1   --   Restricted Stock Agreement, dated February 25, 1988,
              between the Registrant and John R. Lowden.
10(k)1   --   Restricted Stock Agreement, dated February 25, 1988,
              between the Registrant and Thomas H. Quinn.
10(l)1   --   Stock Purchase Agreement, dated June 1, 1988, between
              Leucadia Investors, Inc. and John W. Jordan, II.
10(m)1   --   Zero Coupon Note, dated June 1, 1988, issued by John
              W. Jordan, II to Leucadia Investors, Inc.
10(n)1   --   Pledge, Security and Assignment Agreement, dated June
              1, 1988 by John W. Jordan, II.
10(o)5   --   Revolving Credit and Term Loan Agreement, dated August
              18, 1989, between the Company and The First National
              Bank of Boston.
10(p)7   --   Second Amendment to Revolving Credit Agreement, dated
              September 1, 1990 between the Company and The First
              National Bank of Boston.
10(q)5   --   Supplemental Indenture No. 2, dated as of August 18,
              1989, between the Company and the First Bank National
              Association, as Trustee.
10(r)8   --   Supplemental Indenture No. 3, dated as of December 15,
              1990, between the Company and the First Bank National
              Association, as Trustee.
10(s)5   --   Guaranty, dated as of August 18, 1989, from DACCO,
              Incorporated in favor of First Bank National
              Association, as Trustee. The Company has also entered into similar guarantees with other Restricted subsidiaries and will furnish the above guarantees upon request.

10(t)9   --   Amended and Restated Revolving Credit Agreement dated
              December 10, 1991 between the Company and The First
              National Bank of Boston.
10(u)(10) --  Revolving Credit Agreement dated as of June 29,
              1994 among JII, Inc., a wholly-owned subsidiary
              of the Company, and The First National Bank of
              Boston and certain other Banks.
22       --   Subsidiaries of the Registrant.
286      --   Phantom Share Plan.

9911     --   Other Exhibits

         (a) Audited balance sheets of Barber-Colman Company - Barber-Colman Motors Division (the Division) as of December 31,
              1995 and March 31, 1995 and 1994, and the related statements of divisional operations and cash flows for the nine month period ended December 31, 1995 and year ended March 31, 1995.

         (b) Audited balance sheet of E.F. Johnson Company - Components Division as of November 26, 1995 and December 31, 1994 and 1993, and the related statements of divisional contribution and of cash flows for the eleven month period ended November 26, 1995 and the year ended December 31, 1994.


1   Incorporated by reference to the Company's Registration Statement on
    Form S-1 (No. 33-24317).
2 The Company has entered into Intercompany Notes, Intercompany Management Agreements and Intercompany Tax Sharing Agreements with Riverside, AIM, Cambridge, Beemak, Hudson, Scott and Gear which are identical in all material respects with the notes and agreement incorporated by reference in this Report. Copies of such additional notes and agreements have therefore not been included as exhibits to this filing, in accordance with Instruction 2 to Item 601 of Regulation S-K.
3   Incorporated by reference to the Company's 1988 Form 10-K.
4   Incorporated by reference to the Company's 1989 First Quarter Form 10-Q.
5 Incorporated by reference to the Company's Second Quarter Report on Form 10-Q Amendment No. 1, filed September 19, 1989.
6   Incorporated by reference to the Company's 1989 Form 10-K.
7   Incorporated by reference to the Company's 1990 Third Quarter Form 10-Q.
8   Incorporated by reference to the Company's 1990 Form 10-K.
9   Incorporated by reference to the Company's Form 8-K filed December 16,
    1991.
10 Incorporated by reference to the Company's 1994 Second Quarter Form 10-Q. 11 Incorporated by reference to the Company's 1995 Form 10-K.