Form 10-Q
period 1996-03-31
JORDAN INDUSTRIES INC
filed 1996-05-13
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                      --------------------


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1996   Commission File Number 33-24317

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

     The number of shares outstanding of Registrant's Common Stock as of May 10, 1996: 93,501.0004.

                    JORDAN INDUSTRIES, INC.

                             INDEX


Part I.                                                    Page No.

     Financial Information

     Condensed Consolidated Balance Sheets
      at March 31, 1996, and December 31, 1995                 3

     Condensed Consolidated Statements of Operations
      for the Three Months Ended March 31, 1996
      and 1995                                                 4

     Condensed Consolidated Statements of Cash Flows
      for the Three Months Ended March 31, 1996
      and 1995                                                 5

     Notes to Condensed Consolidated Financial
      Statements                                               6

     Management's Discussion and Analysis of
      Financial Condition and Results of Operations            8


Part II.

     Other Information                                        13

     Signatures                                               14

                     JORDAN INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                March 31,    December 31,
                                                  1996           1995
                                               (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                    $ 11,109       $ 41,253
  Accounts receivable, net                       68,626         72,324
  Inventories                                    96,551         84,259
  Prepaid expenses and other current assets       9,953          7,566
     Total Current Assets                       186,239        205,402

Property, plant and equipment, net              100,751         91,422
Investments in and advances to affiliates        25,003         23,087
Goodwill, net                                   189,575        180,315
Other assets                                     46,201         32,158
     Total Assets                              $547,769       $532,384

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
  Notes payable - lines of credit              $ 27,414       $ 16,239
  Accounts payable                               40,021         49,086
  Accrued liabilities                            21,466         26,867
  Advance deposits                                4,139          1,830
  Current portion of long-term debt              11,351         11,705
     Total Current Liabilities                  104,391        105,727

Long-term debt                                  517,821        497,977
Other non-current liabilities                     2,481          2,402
Minority interest                                     -            757
Net Capital Deficiency:
  Common stock                                        1              1
  Additional paid-in capital                      2,972          2,972
  Accumulated deficit                           (79,897)       (77,452)
     Total Net Capital Deficiency               (76,924)       (74,479)
     Total Liabilities and Net Capital
      Deficiency                               $547,769       $532,384


See accompanying notes to condensed consolidated financial statements.

                      JORDAN INDUSTRIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (unaudited)
                 (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                 THREE MONTHS ENDED
                                                      March 31,
                                                   1996      1995

Net sales                                        $120,743 $100,151
Cost of sales, excluding depreciation              74,103   62,227
Selling, general and administrative
  expenses                                         30,013   27,131

Depreciation                                        4,064    2,818
Amortization of goodwill and other
 intangibles                                        2,409    1,737
Management fees and other                           1,023      634

     Operating income                               9,131    5,604

Other (income) and expenses:
  Interest expense                                 13,990   10,533
  Interest income                                    (684)    (477)
     Total other expenses                          13,306   10,056

     Loss before income taxes and
      minority interest                            (4,175)  (4,452)
Benefit for income taxes                           (1,115)    (194)
Loss before minority interest                      (3,060)  (4,258)
Minority interest                                    (776)    (542)
     Net loss                                    $ (2,284)$ (3,716)



See accompanying notes to condensed consolidated financial statements.

                     JORDAN INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                     THREE MONTHS ENDED
                                                           March 31,
                                                      1996        1995
Cash flows from operating activities:
 Net loss                                          $ (2,284)   $ (3,716)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                    7,261       4,920
     Provision for (benefit from) deferred
       income taxes                                  (1,115)        264
     Minority interest                                 (776)       (542)
     Non-cash interest                                2,884       2,573
     Changes in operating assets and
      liabilities net of effects from
      acquisitions:
        Increase in current assets                     (148)     (7,130)
        Decrease in current liabilities             (16,471)    (17,107)
        Increase in non-current assets               (3,856)     (1,525)

        Net cash used in operating activities       (14,505)    (22,263)

Cash flows from investing activities:
   Capital expenditures                              (3,523)     (5,622)
   Notes receivable from affiliate                   (1,916)       (655)
   Acquisitions of minority interests and other         (81)     (3,949)
   Acquisition of subsidiaries                      (38,200)          -
        Net cash used in investing activities       (43,720)    (10,226)

Cash flows from financing activities:
   Proceeds from lines of credit, net                 6,973           -
   Proceeds from revolving credit facilities, net     4,200           -
   Proceeds from debt issuance - MK Holdings, Inc.   20,000           -
   Repayment of long-term debt                       (3,394)       (483)
   Other                                                302         339
     Net cash provided by (used in) financing
       activities                                    28,081        (144)

Net decrease in cash and cash equivalents           (30,144)    (32,633)
Cash and cash equivalents at beginning of
 period                                              41,253      56,386
Cash and cash equivalents at end of period        $  11,109    $ 23,753

Cash paid during the period for:
     Interest                                     $ 17,103     $ 14,737
     Income Taxes, net                            $    903     $    881
Non-cash investing activities:
     Capital leases                               $      -     $  1,386

See accompanying notes to condensed consolidated financial statements.

                     JORDAN INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)

A.  Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1995, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1995 10-K"). Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B.  Inventories

Inventories are summarized as follows:
                                                 March 31,    December 31,
                                                   1996           1995

     Raw materials                                $24,515       $24,251
     Work-in-process                               13,364         5,968
     Finished goods                                58,672        54,040
                                                  $96,551       $84,259

C.  Note Receivable from affiliates and investment in affiliate

At March 31, 1996, the Company had notes receivable from Cape Craftsmen, Inc., a company that is controlled by the partners, principals, employees and affiliates of The Jordan Company, of $8,781.

On May 15, 1995, the Company purchased from a third party $7,500 aggregate principal amount of Subordinated Notes and 75.6133 shares of Junior Class A PIK Preferred Stock of Fannie May Holdings, Inc. ("Fannie May") for $9,071.

The Company also acquired 151.28 shares of Common Stock on Fannie May (representing 15.1% of the outstanding Common Stock of Fannie May on a fully diluted basis) for $151. These shares of Fannie May Common Stock were purchased from the John W. Jordan II Revocable Trust. On June 28, 1995, the Company purchased from The First National Bank of Chicago $7,000 aggregate principal amount of participation in term loans of Archibald Candy Corporation, a wholly-owned subsidiary of Fannie May, for $7,000, and agreed to purchase up to an additional $3,000 aggregate principal amount of such participation, depending upon the financial performance of Fannie May. The additional $3,000 obligation is secured by a pledge from the Company with a $3,000 certificate of deposit purchased by the Company.

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

D.  Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1996 and 1995, are as follows:

                                      March 31,      March 31,
                                        1996            1995
Deferred tax liabilities

Tax over book depreciation              $ 7,485         $ 7,293
Other                                     1,540           1,495
     Total deferred tax liabilities       9,025           8,788

Deferred tax assets

NOL carryforwards                        21,174           20,541
Accrued interest on discount debentures   9,167            5,435
Other                                     2,004            4,267
     Total deferred tax assets           32,345           30,243
Valuation allowance for deferred
 tax assets                             (21,466)         (26,197)
     Net deferred tax assets             10,879            4,046
     Net deferred tax (assets)
      liabilities                       $(1,854)        $  4,742

                     JORDAN INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)


E.  Acquisition of Subsidiaries

On January 23, 1996, the Company purchased the net assets of Johnson Components, Inc. ("Johnson"), a manufacturer of RF coaxial connectors and electronic hardware. The purchase price of $16,500, including costs incurred directly related to the transaction, was allocated to working capital of $1,634, property, plant and equipment of $3,330, and non-compete agreements of $1,050, and resulted in an excess purchase price over net identifiable assets of $10,486. The acquisition was financed with cash.

On March 8, 1996, Merkle-Korff acquired the net assets of Barber-Colman Motors ("Colman Motor Products", formerly "Barber-Colman"), a division of Barber-Colman Company, which was wholly-owned by Siebe, plc. This division consisted of Colman OEM and Colman motor products, wholly-owned subsidiaries of Barber-Colman Company, and the motors division of Barber-Colman Company, collectively, Colman Motor Products ("CMP"). It is a vertically integrated manufacturer of sub fractional horsepower AC/DC motors and gear motors with applications in such products as vending machines, copiers, printers, ATM machines, currency changers, X-ray machines, peristaltic pumps, HVAC actuators, and other products.

The purchase price of $21,700, which included costs incurred directly related to the transaction, was allocated to working capital of $5,111, property, plant and equipment of $6,541, non-compete agreements of $1,000, and resulted in an excess purchase price over net identifiable assets of $9,048. The acquisition was financed with $21,700 of new and existing credit facilities.

On May 1, 1996, the Company through its non-restricted subsidiary, SPL Holdings, Inc., acquired the net assets of Seaboard Folding Box Corporation ("Seaboard"), a manufacturer of printed folding cartons and boxes, insert packaging, and blister pack cards.

The purchase price of $27,500, including costs incurred directly related to the transaction, has not been allocated at this time. The acquisition was financed with cash of $2,000 from the Company, a $1,500 subordinated seller note, a new $13,000 term loan, and $11,000 from the existing SPL Holdings, Inc. revolving credit facility.

SPL Holdings, Inc. is 83.3% owned by the Company and 16.7% owned by certain affiliates of the Company, including partners and affiliates of The Jordan Company, including Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (UNAUDITED)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                           QUARTER ENDED MARCH 31,
                                               1996      1995

Net Sales:
Specialty Printing & Labeling                 $ 16,944   $15,376
Motors and Gears                                28,087     9,811
Telecommunications Products                     24,463    19,793
Welcome Home                                    12,483    12,137
Consumer and Industrial Products                38,766    43,034
     Total                                    $120,743  $100,151

Operating Income (a):
Specialty Printing & Labeling                 $   (751) $   (382)
Motors and Gears                                 6,776     2,268
Telecommunications Products                      5,060     3,939
Welcome Home                                    (3,030)   (2,377)
Consumer and Industrial Products                 5,288     5,831
     Total                                    $ 13,343  $  9,279

Operating Margins (b):
Specialty Printing & Labeling                  (4.4)%     (2.5)%
Motors and Gears                               24.1       23.1
Telecommunications Products                    20.7       19.9
Welcome Home                                  (24.3)     (19.6)
Consumer and Industrial Products               13.6       13.6
Consolidated                                   11.1        9.3



(a) Before corporate overhead of $4,212 and $3,675 for the three months ended March 31, 1996 and 1995, respectively.
(b)  Operating margin is operating income divided by net sales.

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1995 10-K and the financial statements and the related notes thereto which are included elsewhere in this quarterly report.

Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the first quarter ended March 31, 1996 and 1995. This discussion reviews the foregoing segment data and certain of the consolidated financial data for the Company.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Specialty Printing and Labeling. As of March 31, 1996, the Specialty Printing and Labeling group consisted of SPAI, Valmark, and Pamco.

Net sales increased $1.6 million or 10.2%. Operating income decreased $.4 million or 96.6%. The increase in sales was due to increased sales of shielding devices and membrane switches at Valmark, $1.2 million and $.3 million, respectively, increased label sales at Pamco, $.2 million, and increased sales of ad-specialty products at SPAI, $.3 million, partially offset by a decrease in calendar sales at SPAI, $.3 million. Operating margin decreased to negative 4.4% from negative 2.5% due primarily to increased medical insurance costs at SPAI.

     Motors and Gears. As of March 31, 1996, the Motors and Gears group consisted of Imperial, Scott, Gear, Merkle-Korff, and Colman Motor Products.

Net sales increased $18.3 million or 186.3% . Operating income increased $4.5 million or 198.8%. The increase in sales was due to the acquisition of Merkle-Korff in September 1995 which added $14.3 million to the segment's net sales and $3.5 million to operating income, and the acquisition of Colman Motor Products in March 1996 which added $1.9 million to the segments net sales and $.3 million to operating income. In addition, sales of motors at Imperial increased $2.0 million. Operating margin increased to 24.1% from 23.1% due to higher sales volumes and manufacturing efficiencies.

     Telecommunications Products.  As of March 31, 1996, the
Telecommunications Products group consisted of AIM, Cambridge, Johnson Components and Dura-Line.

Net sales increased $4.7 million or 23.6%. Operating income increased $1.1 million or 28.4%. The sales increase was due to increased Innerduct sales at Dura-Line, $1.4 million, and the acquisition of Johnson Components in January 1996, which added $3.5 million to the segment's net sales and $.7 million to operating income. The sales increase was partially offset by lower connector sales at Cambridge, $.2 million. Operating margin increased to 20.7% from 19.9%.

     Welcome Home.

Net sales increased $.3 million or 2.9%. Operating income decreased $.7 million or 27.5%. The increase in net sales was due to 21 net additional stores in 1996. The decrease in operating income was due to having the expense of 21 additional stores in the slowest quarter of the year. The above items also negatively impacted operating margin which dropped to negative 24.3% from negative 19.6%.

     Consumer and Industrial Products. As of March 31, 1996, the Consumer and Industrial Products group consisted of DACCO, Sate-Lite, Riverside, Parsons, Hudson, and Beemak.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales decreased $4.3 million or 9.9%. Operating income decreased $.5 million or 9.3%. The sales decrease was due to lower scrap sales at DACCO, $.5 million, lower foreign and domestic bicycle sales at Sate-Lite, $.3 million, decreased sales of God's Word Bibles, religious books and tapes, and contract distribution services at Riverside, $2.5 million, $.7 million, and $1.0 million, respectively, locks at Hudson, $.4 million, and POGs and fabricated products at Beemak, $.5 million and $.5 million, respectively.
These decreases were partially offset by increases in rebuilt converter and soft parts sales at DACCO, $1.4 million and $.4 million, respectively, and increased molding sales at Beemak, $.2 million. Operating margin was unchanged at 13.6%.

     Consolidated Results: (See Condensed Consolidated Statements of Operations.) First quarter operating income increased $3.5 million or 62.9% compared to 1995 due to higher sales figures primarily attained by the acquisitions of Merkle-Korff, Johnson Components and Colman Motor Products. First quarter interest expense increased from $10.5 million to $14.0 million due to higher debt levels at M&G Holdings and SPL. First quarter interest income increased from $.5 million to $.7 million, due to higher cash balances. Primarily as a result of higher operating income, higher interest income, partially offset by higher interest expense, the Company incurred a net loss of $2.3 million in the first quarter of 1996 as compared to a net loss of $3.7 million in 1995.

     Liquidity and Capital Resources. The Company had $81.8 million of working capital at March 31, 1996, compared to $99.7 million at the end of 1995. The decrease in working capital was due to lower cash balances, lower accounts receivable, higher notes payable, and higher advanced deposits, offset by higher inventory, prepaids and other current assets, and lower accounts payable and accrued expenses.

The company's net cash used in operating activities for the three months ended March 31, 1996 decreased $7.8 million versus the same period in 1995. This decrease was due to a lower net loss, $1.4 million, a lower increase in current assets, $7.0 million, a lower decrease in current liabilities, $.6 million, and higher depreciation and amortization, $2.3 million. These decreases were partially offset by a higher benefit for deferred taxes, $1.3 million, a higher increase in non-current assets, $2.3 million, and higher minority interest, $.2 million.

The net cash used in investing activities for the three months ended March 31, 1996, increased $33.5 million versus the same period in 1995. this increase was due to two acquisitions, $38.2 million, and higher advances to affiliates, $1.3 million, partially offset by lower capital expenditures, $2.1 million, and a decrease in acquisitions of minority interest of $3.9 million.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The net cash provided by financing activities for the three months ended March 31, 1996 increased $28.2 million versus the same period in 1995. This increase was due to increased proceeds from lines of credit, $7.0 million, increased proceeds from revolving credit facilities, $4.2 million, and increased proceeds from a debt issuance, $20.0 million, partially offset by higher repayments of long-term debt $2.9 million.

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


                                        JORDAN INDUSTRIES, INC.





May 10, 1996                       By:
                                        Thomas C. Spielberger
                                        Vice President, Controller