Form 10-Q
period 1996-06-30
JORDAN INDUSTRIES INC
filed 1996-08-14
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                       --------------------

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1996    Commission File Number 33-24317

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

     The number of shares outstanding of Registrant's Common Stock as of August 14, 1996: 93,501.0004

                    FORM 10-Q QUARTERLY REPORT

                     JORDAN INDUSTRIES, INC.

                              INDEX


Part I.                                                Page No.

     Financial Information

     Condensed Consolidated Balance Sheets
      at June 30, 1996, and December 31, 1995                  3

     Condensed Consolidated Statements of Operations
      for the Second Quarter and Six Months Ended
      June 30, 1996 and 1995                                   4

     Condensed Consolidated Statements of Cash Flows
      for the Six Months Ended June 30, 1996
      and 1995                                                 5

     Notes to Condensed Consolidated Financial
      Statements                                               6

     Management's Discussion and Analysis of
      Financial Condition and Results of Operations           10


Part II.

     Other Information                                        15

     Signatures                                               16

                        JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                           June 30,        December 31,
                                      1996           1995
                                         (unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents             $ 12,445            $ 41,253
  Accounts receivable - net               76,058              72,324
  Inventories                            107,082              84,259
  Prepaid expenses and other current
   assets                                  9,539               7,566
     Total Current Assets                205,124             205,402

Property, plant and equipment - net      108,780              91,422
Notes receivable from affiliates          28,350              23,087
Goodwill - net                           222,013             180,315
Other assets                              47,230              32,158
     Total Assets                       $611,497            $532,384

LIABILITIES AND NET CAPITAL DEFICIENCY

Current Liabilities:
  Notes payable - line of credit        $ 54,320            $ 16,239
  Accounts payable                        48,481              49,086
  Accrued liabilities                     34,390              26,867
  Advance deposits                         2,514               1,830
  Current portion of long-term debt       14,050              11,705
     Total Current Liabilities           153,755             105,727

Long-term debt                           531,978             497,977
Other non-current liabilities              5,769               3,159
Net Capital Deficiency:
  Common stock                                 1                   1
  Additional paid-in capital               2,972               2,972
  Accumulated deficit                    (82,978)            (77,452)
     Total Net Capital Deficiency        (80,005)            (74,479)
     Total Liabilities and Net Capital
      Deficiency                        $611,497            $532,384

See accompanying notes to condensed consolidated financial statements.

                    JORDAN INDUSTRIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                        SIX MONTHS ENDED
                                      SECOND QUARTER        June 30,

                                      1996      1995     1996      1995

Net sales                           $146,478  $119,451 $267,220 $219,602
Cost of sales, excluding
 depreciation                         89,950    74,150  164,053  136,377
Selling, general and administra-
 tive expenses                        34,730    28,676   64,743   55,807
Depreciation                           4,596     2,987    8,660    5,805
Amortization of goodwill and other
  intangibles                          2,748     1,823    5,156    3,560
Management fees and other              1,380       667    2,403    1,301

Operating income                      13,074    11,148   22,205   16,752

Other (income) and expenses:
  Interest expense                    14,985    10,722   28,975   21,255
  Interest income                       (660)     (394)  (1,344)    (871)
     Total other expenses             14,325    10,328   27,631   20,384
Income (loss) before income taxes
  and minority interest               (1,251)      820   (5,426)  (3,632)
Provision (benefit) for income taxes   2,359       277    1,244       83
Income (loss) before minority
  interest                            (3,610)      543   (6,670)  (3,715)
Minority interest                       (310)     (358)  (1,086)    (900)

Net Income (Loss)                   $ (3,300)  $   901  $(5,584)$ (2,815)



See accompanying notes to condensed consolidated financial statements.

                    JORDAN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                      SIX MONTHS ENDED
                                                          June 30,
                                                     1996       1995
Cash flows from operating activities:
 Net loss                                          $(5,584)   $(2,815)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                  15,341     10,133
     (Benefit from) provision for deferred
       income taxes                                 (1,143)       461
     Minority interest                              (1,086)      (900)
     Non-cash interest                               5,822      5,194
     Changes in operating assets and
      liabilities net of effects from
      acquisitions:
        Increase in current assets                  (3,723)   (20,821)
        Decrease in current liabilities             (2,796)    (4,077)
        Increase in non-current assets              (5,111)    (3,412)
       Increase in non-current liabilities            429          -
        Net cash provided by (used in) operating
           activities                                2,149    (16,237)

Cash flows from investing activities:
   Capital expenditures                             (9,612)    (5,467)
   Note receivable from affiliates                  (5,264)   (16,717)
   Acquisition of subsidiaries                     (82,450)         -
   Cash acquired in purchase of subsidiaries         1,390          -
   Acquisitions of minority interests and other       (144)    (5,853)
   Investment in Fannie May Holdings                     -     (1,571)
   Other                                                 2        318
        Net cash used in investing activities      (96,078)   (29,290)

Cash flows from financing activities:
   Repayment of long-term debt                      (5,958)    (1,094)
   Proceeds from revolving credit facilities, net   38,079     12,803
   Proceeds from debt issuance - MK Holdings, Inc.  20,000          -
   Proceeds from debt issuance - SPL Holdings,Inc.  13,000          -
        Net cash provided by financing activities   65,121     11,709

Net decrease in cash and cash equivalents          (28,808)   (33,818)

Cash and cash equivalents at beginning of period    41,253     56,386
Cash and cash equivalents at end of period         $12,445    $22,568
Cash paid during the period for:
      Interest                                     $20,984    $15,134
      Income taxes, net                            $ 1,471    $   929

Non-cash investing activities:

      Capital leases                               $   344    $ 7,944
     Seller notes issued in acquisitions           $ 3,000    $     -

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

B.  Inventories

Inventories are summarized as follows:
                                              June 30,     December 31,
                                               1996           1995

     Raw materials                           $ 25,817        $24,251
     Work in process                           13,519          5,968
     Finished goods                            67,746         54,040
                                             $107,082        $84,259

C.  Notes receivable from affiliates and investment in affiliate

At June 30, 1996, the Company had notes receivable from Cape Craftsmen, Inc., a company that is controlled by the partners, principals, employees and affiliates of The Jordan Company, of $12,128. On July 29, 1996, the Company acquired the stock of Cape Craftsmen, Inc. ("Cape Craftsmen") in exchange for the $12,128 of notes receivable from Cape Craftsmen. Because the Company and Cape Craftsmen have common ownership, the stock of Cape Craftsmen will be recorded at the historical basis of the underlying assets.

On May 15, 1995, the Company purchased $7,500 aggregate principal amount of Subordinated Notes and 75.6133 shares of Junior Class A PIK Preferred Stock of Fannie May Holdings, Inc. ("Fannie May") at face value for $9,071.

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

On July 29, 1996, Mr. Jordan purchased $2,000 of the Fannie May Subordinated Notes from the Company at face value plus accrued interest.

D.  Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets as of June 30, 1996 and December 31, 1995 are as follows:

                                       June 30,       Dec. 31,
                                         1996           1995
Deferred tax liabilities

Tax over book depreciation             $ 7,692        $  7,368
Other                                    1,928           1,447
  Total deferred tax liabilities         9,620           8,815

Deferred tax assets

NOL carryforwards                       21,874          20,060
Accrued interest on discount debentures 10,147           8,187
Other                                    2,748           2,774
  Total deferred tax assets             34,769          31,021
Valuation allowance for deferred
   tax assets                          (23,266)       (21,466)
     Net deferred tax assets            11,503          9,555
     Net deferred tax assets           $(1,883)      $   (740)

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

On March 8, 1996, Merkle-Korff, owned by a non-restricted subsidiary, M-K Holdings, Inc., acquired the net assets of Barber-Colman Motors ("Colman Motor Products", formerly "Barber-Colman"), a division of Barber-Colman Company, which was wholly-owned by Siebe, plc. This division consisted of Colman OEM and Colman Motor Products, wholly-owned subsidiaries of Barber-Colman Company, and the motors division of Barber-Colman Company, collectively, Colman Motor Products ("CMP"). CMP is a vertically integrated manufacturer of sub fractional horsepower AC/DC motors and gear motors with applications in such products as vending machines, copiers, printers, ATM machines, currency changers, X-ray machines, peristaltic pumps, HVAC actuators, and other products.

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

The purchase price of $27,500, including costs incurred directly related to the transaction, was allocated to working capital of $6,465, property, plant and equipment of $5,455, non-compete agreements of $1,000, and resulted in an excess purchase price over net identifiable assets of $14,580. The acquisition was financed with cash of $2,000 from the Company, a $1,500 subordinated seller note, a new $13,000 term loan, and $11,000 from the existing SPL Holdings, Inc. revolving credit facility.

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

                    JORDAN INDUSTRIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)


On June 25, 1996, the Company purchased the stock of Diversified Wire and Cable, Inc. ("Diversified"), a provider and value added reseller of wire, cable and custom cable assemblies.

The purchase price of $22,950, including costs incurred directly related to the transaction, was allocated to working capital of $2,738, property, plant and equipment of $500, non-compete agreements of $500, and resulted in an excess purchase price over net identifiable assets of $19,212. The acquisition was financed with cash and a $1,500 subordinated seller note.
The purchase price includes a contingent purchase price payment of $3,200 over the next four years if certain levels of EBIT (as defined) are achieved.

On August 1, 1996, the Company purchased the net assets of Viewsonics, Inc. and Shanghai Viewsonics Electric Co., Ltd. ("Viewsonics"), a designer and manufacturer of cable TV electronic network components and electronic security components.

The purchase price of $20,000, including costs incurred directly related to the transaction, has not been allocated at this time. The acquisition was financed with cash. The purchase price includes a contingent purchase price payment of $5,000 over the next two years if certain levels of EBIT (as defined) are achieved.

On August 5, 1996, the Company purchased the stock of Vitelec Electronics, Limited ("Vitelec"), a United Kingdom based importer, packager, and master distributor of over 400 RF connectors sold to commercial and consumer electronic markets.

The purchase price of $15,500, including costs incurred directly related to the transaction, has not been allocated at this time. The acquisition was financed with cash. The purchase price includes a contingent purchase price payment of $1,500 payable in years five through ten if certain levels of EBIT (as defined) are achieved.

F.  Revolving Credit Facility

On July 31, 1996, the Company amended and restated its revolving credit facility with the First National Bank of Boston ("FNBB") and other banks, increasing the facility amount from $50 million to $85 million. The facility, which matures on June 29, 1999, will be used for working capital and acquisitions over the term of the loan.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (ALL DOLLAR AMOUNTS IN THOUSANDS)


The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1995 10-K, the financial statements and the related notes thereto which are included elsewhere in this quarterly report.

Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the second quarter and six months ended June 30, 1996 and 1995. Acquisitions are included from the date of acquisition. This discussion reviews the foregoing segment data and certain of the consolidated financial data for the Company.

                                                     SIX MONTHS ENDED
                                     SECOND QUARTER       June 30,
                                      1996    1995     1996      1995
Net Sales:
Specialty Printing and Labeling    $ 28,735  $24,576 $ 45,679  $ 39,952
Motors and Gears                     31,491    9,678   59,578    19,489
Telecommunications Products          27,126   24,342   51,589    44,136
Welcome Home                         18,736   17,997   31,219    30,134
Consumer and Industrial Products     40,390   42,858   79,155    85,891
     Total                         $146,478 $119,451 $267,220  $219,602

Operating Income (a):
Specialty Printing and Labeling    $  2,799 $  2,859 $  2,048  $  2,477
Motors and Gears                      7,035    2,537   13,811     4,805
Telecommunications Products           4,888    4,127    9,947     8,066
Welcome Home                         (1,884)  (1,047)  (4,914)   (3,424)
Consumer and Industrial Products      5,134    6,804   10,422    12,634
     Total                         $ 17,972  $15,280  $31,314  $ 24,558

Operating Margins (b):
Specialty Printing and Labeling       9.7%    11.6%     4.5%     6.2%
Motors and Gears                     22.3     26.2     23.2     24.7
Telecommunications Products          18.0     17.0     19.3     18.3
Welcome Home                        (10.1)    (5.8)   (15.7)   (11.4)
Consumer and Industrial Products     12.7     15.9     13.2     14.7
     Total                           12.3     12.8     11.7     11.2


(a) Before corporate overhead of $4,898 and $4,132 for the second quarter ended June 30, 1996 and 1995, respectively and $9,109 and $7,806 for the six months ended June 30, 1996 and 1995, respectively.

(b)  Operating margin is operating income divided by net sales.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specialty Printing and Labeling. As of June 30, 1996, the Specialty Printing and Labeling group consisted of SPAI, Valmark, Pamco, and Seaboard.

For the second quarter and first six months of 1996, net sales increased $4.2 million or 16.9% and $5.7 million or 14.3%, respectively, over the same periods in 1995. The increase in sales is primarily due to the acquisition of Seaboard on May 1, 1996. For the quarter, Seaboard sales of $4.8 million were partially offset by decreased sales of shielding devices at Valmark, $.5 million, and decreased label sales at Pamco, $.1 million. For the six months ended June 30, 1996, Seaboard sales of $4.8 million were supplemented by increased sales of shielding devices and membrane switches at Valmark, $.5 million and $.2 million, respectively.

For the second quarter and first six months of 1996, operating income decreased $.1 million or 2.1% and $.4 million or 17.3%, respectively, over the same periods in 1995. Operating margins decreased from 11.6% to 9.7% in the second quarter and from 6.2% to 4.5% in the first six months over the same periods in the prior year. The decrease in operating income for the quarter is due to decreases at SPAI, $.3 million, Valmark, $.3 million, and Pamco, $.3 million, partially offset by the purchase of Seaboard, which contributed $.8 million. The year-to-date decrease is due to decreases at SPAI, $.7 million, Valmark, $.3 million, and Pamco, $.2 million, partially offset by Seaboard, $.8 million. Operating income and operating margins decreased due to increased medical insurance costs at SPAI, increased production costs at Valmark due to an additional facility, and increased selling expenses at Pamco.

Motors and Gears. As of June 30, 1996, the Motors and Gears group consisted of Imperial, Scott, Gear, Merkle-Korff, and Colman Motor Products.

For the second quarter and first six months of 1996, net sales increased $21.8 million or 225.4% and $40.1 million or 205.7%, respectively, over the same periods last year. The increase in sales is driven by the acquisition of Merkle-Korff in September 1995, which added $14.9 million and $29.2 million in net sales in the second quarter and first six months, respectively, as well as the purchase of Colman Motor Products in March 1996, which contributed $5.6 million and $7.4 million in net sales in the second quarter and first six months, respectively. Further contributing to the second quarter sales increase was increased volume of permanent magnet motors at Imperial, $1.6 million, partially offset by a decline in planetary gear sales at Gear, $.3 million. In addition to the acquisitions in 1996 and late 1995, the increase in net sales for the six months ended June 30, 1996 is due to increased sales of permanent magnet and elevator motors at Imperial, $3.4 million and $.3 million, respectively, increased motor sales at Scott, $.4 million and increased aluminum gear sales at Gear, $.1 million. The six month sales increases were partially offset by decreased sales of planetary gears at Gear, $.7 million.

For the second quarter and first six months of 1996, operating income increased $4.5 million or 177.3% and $9.0 million or 187.4%, respectively, over the same period last year. Operating margins decreased from 26.2% to 22.3% for the quarter and from 24.7% to 23.2% for the six months, respectively.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The increase in operating income for the second quarter is driven by the acquisitions of Merkle-Korff and Colman Motor Products, which contributed $3.9 million and $.5 million, respectively. As in the second quarter, the increase in operating income for the six months ended June 30, 1996 is due to Merkle-Korff and Colman Motor Products, which contributed $7.4 million and $.8 million, respectively. Adding to the effect of the acquisitions were increased operating income at Imperial, $.8 million, and Scott, $.2 million, partially offset by a decline at Gear, $.2 million. Operating margins decreased primarily due to increased amortization expense associated with the Merkle-Korff acquisition.

Telecommunication Products. As of June 30, 1996, the Telecommunications Products group consisted of Dura-Line, AIM, Cambridge, Johnson, and Diversified. The results of operations of Diversified, which was acquired on June 24, 1996, are not presented herein.

For the second quarter and first six months of 1996, net sales increased $2.8 million or 11.4% and $7.5 million or 16.9%, respectively, over the same periods last year. The second quarter sales increase is due to the January 1996 acquisition of Johnson Components, which added $4.8 million to the group's net sales, and increased connector sales at AIM, $.3 million, partially offset by decreased sales of Innerduct at Dura-Line, $2.0 million, and decreased sales of connectors at Cambridge, $.2 million. For the six months ended June 30, 1996, Johnson Components added $8.3 million to the group's sales. Coupled with the Johnson Components acquisition are increased connector sales at AIM, $.4 million. These increases are partially offset by decreased sales of connectors at Cambridge, $.4 million, and decreased Innerduct sales at Dura-Line, $.6 million.

For the second quarter and first six months of 1996, operating income increased $.8 million or 18.4% and $1.9 million or 23.3%, respectively, over the same periods last year. Operating margins increased from 17.0% to 18.0% and 18.3% to 19.3% for the quarter and six month period, respectively. For the quarter, the increase in operating income is attributable to the acquisition of Johnson Components, which added $.9 million to the group's operating income, and increased operating income at AIM and Cambridge, $.3 million and $.1 million, respectively, all of which are partially offset by a decrease at Dura-Line, $.5 million. For the six months ended June 30, 1996, the increase in operating income is due to Johnson Components, $1.6 million, and increases at Dura-Line, $.1 million, AIM, $.1 million, and Cambridge, $.1 million. Improved margins are due to decreases in material costs at Dura-Line and decreased amortization at Cambridge.

Welcome Home. For the second quarter and first six months of 1996, net sales increased $.7 million or 4.1% and $1.1 million or 3.6%, respectively, over the same periods last year. Operating income decreased $.8 million or 79.9% and $1.5 million or 43.5%, respectively. Operating margins decreased from (5.8%) to (10.1%) for the second quarter and (11.4%) to (15.7%) for the six months ended June 30, 1996, respectively. The increase in sales is

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


due to having an additional week included in the second quarter in Welcome Home's fiscal calendar. The decrease in operating income and decline in operating margins is primarily due to having the expenses of an additional twelve stores in 1996 versus 1995 during the slowest half of the year.

Consumer and Industrial Products. As of June 30, 1996, the Consumer and Industrial Products group consisted of DACCO, Sate-Lite, Riverside, Parsons, Hudson, and Beemak.

For the second quarter and first six months of 1996, net sales decreased $2.5 million or 5.8% and $6.7 million or 7.8%, respectively, over the same periods in the prior year. Contributing to the second quarter sales decrease are lower scrap sales at DACCO, $.4 million, lower bible and children's book sales and contract distribution sales at Riverside, $.5 million and $.9 million, respectively, decreased wafer lock sales at Hudson, $.8 million, and decreased POG sales at Beemak, $1.5 million. Partially offsetting these decreases are increased sales of rebuilt converters and soft parts at DACCO, $1.2 million and $.3 million, respectively. Driving the six month sales decrease are lower scrap sales at DACCO, $1.0 million, decreased bicycle and truck reflector sales at Sate-Lite, $.6 million, lower bibles and books and contract distribution services sales at Riverside $3.3 million and $1.8 million, respectively, decreased wafer lock sales at Hudson, $1.0 million, and lower POG sales at Beemak, $2.4 million. Partially offsetting these sales declines are increased sales of rebuilt converters and other rebuilt parts at DACCO, $2.6 million and $.9 million, respectively.

For the second quarter and first six months of 1996, operating income decreased $1.7 million or 24.5% and $2.2 million or 17.5%, respectively, over the same periods last year. Operating margins decreased from 15.9% to 12.7% and 14.7% to 13.2%, respectively, over the same periods. The decline in operating margins is primarily due to lower sales at Riverside and Hudson.

Consolidated Results: (See Condensed Consolidated Statements of Operations.) Operating income increased $5.5 million or 32.6% for the first six months due to increased sales primarily stemming from the acquisitions of Merkle-Korff and Colman Motors products in the Motors and Gears group, Johnson Components in the Telecommunications Products group, and Seaboard in the Specialty Printing and Labeling group. Six month interest expense increased from $21.3 million to $29.0 million due to higher debt levels from the acquisitions.
Six month interest income increased from $.9 million to $1.3 million due to higher cash balances during the period. The Company incurred a net loss of $5.6 million in the first six months of 1996, as compared to a net loss of $2.8 million for the same period in 1995.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources. The Company had $51.4 million of working capital at June 30, 1996, compared to $99.7 million at the end of 1995. The decrease in working capital was due to lower cash balances, higher notes payable, higher accrued liabilities, higher advance deposits, and higher current portion of long-term debt, partially offset by higher accounts receivable, higher inventory, higher prepaid expenses, and lower accounts payable.

The Company's net cash provided by operating activities for the six months ended June 30, 1996 increased $18.4 million versus the same period in 1995. This increase was due to higher depreciation and amortization expense, $5.2 million, higher non-cash interest, $.6 million, a lower increase in current assets, $17.1 million, and a higher increase in non-current liabilities, $.4 million. Partially offsetting these changes are a benefit from deferred income taxes, $1.6 million, a higher increase in non-current assets, $1.7 million, and a lower decrease in current liabilities, $1.3 million.

The net cash used in investing activities for the six months ended June 30, 1996, increased $66.8 million versus the same period in 1995. This increase was due to the four acquisitions, $82.5 million, higher capital expenditures, $4.1 million, and a decrease in cash provided by other investing activities, $.3 million. These increases were partially offset by lower notes receivable from affiliates, $11.4 million, lower acquisitions of minority interest and other, $5.7 million, cash acquired in the purchase of subsidiaries, $1.4 million, and a lower investment in Fannie May Holdings, $1.6 million.

The net cash provided by financing activities for the six months ended June 30, 1996 increased $53.4 million versus the same period in 1995. This increase was due to an increase in the proceeds from revolving credit facilities, $25.3 million, the issuance of debt by MK Holdings, $20.0 million, and the issuance of debt by SPL Holdings, $13.0 million, partially offset by higher debt payments of $4.9 million.

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

               27.  EDGAR Financial Data Schedule

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   JORDAN INDUSTRIES, INC.





August 14, 1996               By:   /s/ Thomas C. Spielberger
                                    Thomas C. Spielberger
                                    Vice President, Controller
                              and Principal Accounting Officer