Form 10-Q
period 1996-09-30
JORDAN INDUSTRIES INC
filed 1996-11-14
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                      ---------------------

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1996    Commission File Number 33-24317

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

     The number of shares outstanding of Registrant's Common Stock as of November 14, 1996: 93,501.0004

                    FORM 10-Q QUARTERLY REPORT

                     JORDAN INDUSTRIES, INC.

                              INDEX


Part I.                                                       Page No.

     Financial Information

     Condensed Consolidated Balance Sheets
      at September 30, 1996 and December 31, 1995                   3

     Condensed Consolidated Statements of Operations
      for the Third Quarter and Nine Months Ended
      September 30, 1996 and 1995                                   4

     Condensed Consolidated Statements of Cash Flows
      for the Nine Months Ended September 30, 1996
      and 1995                                                      5

     Notes to Condensed Consolidated Financial
      Statements                                                    6

     Management's Discussion and Analysis of
      Financial Condition and Results of Operations                12


Part II.

     Other Information                                             18

     Signatures                                                    19

                        JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                         September 30,     December 31,
                                      1996           1995
                                         (unaudited)         (audited)

ASSETS

Current Assets:
  Cash and cash equivalents             $ 18,563            $ 41,253
  Accounts receivable - net               84,386              72,324
  Inventories                            113,888              84,259
  Prepaid expenses and other current
   assets                                  9,977               7,566
     Total Current Assets                226,814             205,402

Property, plant and equipment - net      113,720              91,422
Investments in and advances to affiliates 14,222              23,087
Goodwill - net                           254,798             180,315
Other assets                              51,777              32,158
     Total Assets                       $661,331            $532,384

LIABILITIES AND NET CAPITAL DEFICIENCY

Current Liabilities:
  Notes payable - line of credit        $108,012            $ 16,239
  Accounts payable                        43,813              49,086
  Accrued liabilities                     34,298              26,867
  Advance deposits                         1,601               1,830
  Current portion of long-term debt       15,595              11,705
     Total Current Liabilities           203,319             105,727

Long-term debt                           534,127             497,977
Other non-current liabilities             13,836               3,159
Net Capital Deficiency:
  Common stock                                 1                   1
  Additional paid-in capital               2,972               2,972
  Accumulated deficit                    (92,924)            (77,452)
     Total Net Capital Deficiency        (89,951)            (74,479)
     Total Liabilities and Net Capital
      Deficiency                        $661,331            $532,384

See accompanying notes to condensed consolidated financial statements.

                    JORDAN INDUSTRIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                        NINE MONTHS ENDED
                                      THIRD QUARTER       SEPTEMBER 30,

                                      1996      1995     1996      1995

Net sales                           $158,099  $123,708 $425,319 $343,310
Cost of sales, excluding
 depreciation                         97,231    78,280  261,284  214,657
Selling, general and administra-
 tive expenses                        38,801    29,538  103,545   85,345
Depreciation                           4,991     3,132   13,651    8,937
Amortization of goodwill and other
  intangibles                          3,216     1,865    8,372    5,425
Stock appreciation rights expense      9,022       150    9,322      250
Loss on acquisition of affiliated
 company                               4,488         -    4,488        -
Management fees and other              1,233       584    3,337    1,785

Operating (loss) income                 (883)   10,159   21,320   26,911

Other (income) and expenses:
  Interest expense                    16,312    11,656   45,288   32,911
  Interest income                       (651)   (1,188)  (1,995)  (2,059)
       Total other (income) expenses  15,661    10,468   43,293   30,852
Loss before income taxes
  and minority interest              (16,544)     (309) (21,973)  (3,941)
(Benefit from) provision for income
   taxes                              (6,102)      423   (4,858)     506
Loss before minority interest        (10,442)     (732) (17,115)  (4,447)
Minority interest                       (498)       50   (1,584)    (850)
Net loss                            $ (9,944)  $  (782)$(15,531)$ (3,597)



See accompanying notes to condensed consolidated financial statements.

                    JORDAN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                     1996       1995
Cash flows from operating activities:
 Net loss                                          $ (15,531) $(3,597)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                    24,549   15,505
     Benefit from deferred income taxes               (5,593)    (388)
     Loss on acquisition of affiliated company         4,488        -
     Minority interest                                (1,584)    (850)
     Non-cash interest                                 8,876    7,918
     Changes in operating assets and
      liabilities net of effects from
      acquisitions:
        Increase in current assets                    (4,329) (29,712)
        Decrease in current liabilities              (12,564) (12,969)
        Increase in non-current assets                (2,664)  (5,070)
        Increase in non-current liabilities            2,093        -
        Net cash used in operating activities         (2,259) (29,163)

Cash flows from investing activities:
   Capital expenditures                              (12,466)  (8,102)
   Notes receivable from affiliates                   (5,263) (16,032)
   Acquisition of subsidiaries                      (120,680)(102,125)
   Cash acquired in purchase of subsidiaries           4,853        -
   Acquisitions of minority interests and other         (306)  (6,076)
   Investment in Fannie May Holdings                       -   (1,722)
   Proceeds from asset sale                                -      732
        Net cash used in investing activities       (133,862)(133,325)

Cash flows from financing activities:
   Repayment of long-term debt                       (11,961)  (1,726)
   Proceeds from revolving credit facilities, net     93,999   18,215
   Proceeds from debt issuance - MK Holdings, Inc.    20,000   72,500
   Proceeds from debt issuance - SPL Holdings, Inc.   13,000   33,000
   Deferred financing costs                           (1,559)  (2,134)
   Other                                                 (48)     340
        Net cash provided by financing activities    113,431  120,195

Net decrease in cash and cash equivalents            (22,690) (42,293)

Cash and cash equivalents at beginning of period      41,253   56,386
Cash and cash equivalents at end of period          $ 18,563  $14,093
Cash paid during the period for:
      Interest                                      $ 42,055  $29,929
      Income taxes, net                             $  2,648  $ 1,224

Non-cash investing and financing activities:
      Capital leases                                $  4,582  $ 9,563
     Seller notes issued in acquisitions            $  3,000  $     -

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

B.  Inventories

Inventories are summarized as follows:
                                            September 30,   December 31,
                                                1996           1995

     Raw materials                           $ 27,016         $24,251
     Work in process                           13,991           5,968
     Finished goods                            72,881          54,040
                                             $113,888         $84,259

C.  Notes receivable from affiliates and investment in affiliate

On July 29, 1996, the Company acquired the stock of Cape Craftsmen, Inc. ("Cape Craftsmen") in exchange for $12,128 of notes receivable from Cape Craftsmen. Since the Company and Cape Craftsmen have common ownership, the net assets of Cape Craftsmen were recorded at the historical basis, $7,640, and resulted in a loss of $4,488.

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

Fannie May's Chief Executive Officer is Mr. Quinn, and its stockholders include Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who are directors and stockholders of the Company, as well as other partners, principals and associates of The Jordan Company, who are also stockholders of the Company. Fannie May, which is also known as "Fannie May Candies", is a manufacturer and marketer of kitchen-fresh, high-end boxed chocolates through its 375 company-owned retail stores and through specialty sales channels. Its products are marketed under both the "Fannie May Candy" and "Fanny Farmer Candy" names.

On July 29, 1996, Mr. Jordan purchased $2,000 of the Fannie May Subordinated Notes from the Company at face value plus accrued interest.

D.  Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets as of September 30, 1996 and December 31, 1995 are as follows:

                                      September 30,  December 31,
                                          1996          1995
Deferred tax liabilities

Tax over book depreciation              $ 8,149        $  7,368
Other                                     2,046           1,447
  Total deferred tax liabilities         10,195           8,815

Deferred tax assets

NOL carryforwards                        24,642          20,060
Accreted interest on discount debentures 11,127           8,187
Other                                     1,833           2,774
  Total deferred tax assets              37,602          31,021
Valuation allowance for deferred
   tax assets                           (21,074)        (21,466)
     Net deferred tax assets             16,528           9,555
     Net deferred tax assets            $(6,333)       $   (740)

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

On March 8, 1996, Merkle-Korff, owned by a non-restricted subsidiary, M-K Group, Inc., acquired the net assets of Barber-Colman Motors ("Colman
Motor Products", formerly "Barber-Colman"), a division of Barber-Colman Company, which was wholly-owned by Siebe, plc. This division consisted of Colman OEM and Colman Motor Products, wholly-owned subsidiaries of Barber-Colman Company, and the motors division of Barber-Colman Company, collectively, Colman Motor Products ("CMP"). CMP is a vertically integrated manufacturer of sub fractional horsepower AC/DC motors and gear motors with applications in such products as vending machines, copiers, printers, ATM machines, currency changers, X-ray machines, peristaltic pumps, HVAC actuators, and other products.

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

                    JORDAN INDUSTRIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)

On June 25, 1996, the Company purchased the stock of Diversified Wire and Cable, Inc. ("Diversified"), a provider and value added re-seller of wire, cable and custom cable assemblies.

The purchase price of $22,950, including costs incurred directly related to the transaction, was allocated to working capital of $2,738, property, plant and equipment of $500, non-compete agreements of $500, and resulted in an excess purchase price over net identifiable assets of $19,212. The acquisition was financed with cash and a $1,500 subordinated seller note.
The purchase price includes a contingent purchase price payment of $3,200 over the next four years if certain levels of EBIT (as defined) are achieved. Immediately after Diversified was purchased by the Company, the seller acquired a 12.5% interest in Diversified.

On August 1, 1996, the Company purchased the net assets of Viewsonics, Inc. and Shanghai Viewsonics Electric Co., Ltd. ("Viewsonics"), a designer and manufacturer of cable TV electronic network components and electronic security components.

The purchase price of $20,000, including costs incurred directly related to the transaction was allocated to working capital of $2,568, property, plant and equipment of $130, non-compete agreements of $30, and resulted in an excess purchase price over net identifiable assets of $17,272. The acquisition was financed with cash. The purchase price includes a contingent purchase price payment of $5,000 over the next two years if certain levels of EBIT (as defined) are achieved.

On August 5, 1996, the Company purchased the stock of Vitelec Electronics, Limited ("Vitelec"), a United Kingdom based importer, packager, and master distributor of over 400 RF connectors sold to commercial and consumer electronic markets.

The purchase price of $15,500, including costs incurred directly related to the transaction was allocated to working capital of $1,488, property, plant and equipment of $1,053, and resulted in an excess purchase price over net identifiable assets of $12,959. The acquisition was financed with cash. The purchase price includes a contingent purchase price payment of $1,500 payable in years five through ten if certain levels of EBIT (as defined) are achieved.

On September 20, 1996, the Company, through its wholly-owned subsidiary Bond Holdings, Inc., purchased 80% of the outstanding common stock of Bond Technologies, Inc. ("Bond"). The remaining 20% ownership has been retained by the sellers. Bond designs, engineers and manufactures custom electronic cables and connectors for high technology, computer related and telecommunication customers.

The purchase price of $8,629, which included costs incurred directly related to the transaction, was allocated to working capital of $2,099, property, plant and equipment of $902, non compete agreements of $800, other assets of $553, a minority interest and debt assumed of $264, and resulted in an excess

                    JORDAN INDUSTRIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)

purchase price over net identifiable assets of $4,539. The purchase price includes $700 of cash held in escrow which will be paid to the sellers at a pre-determined date if certain levels of EBIT (as defined) are achieved. The acquisition was financed with cash.

On November 8, 1996, the Company purchased the net assets of Paw Print Mailing List Services, Inc. ("Paw Print"), a value-added provider of direct mail services.

The purchase price of $12,250, including costs incurred directly related to the transaction, has not been allocated at this time. The acquisition was financed with cash and a $2,500 Subordinated Seller Note.

Unaudited pro forma information with respect to the Company as if the 1996 acquisitions had occurred on January 1, 1996 and 1995 is as follows:

                                  Nine months              Nine months
                                ended September          ended September
                                    30, 1996                 30, 1995
                                             (unaudited)
     Net sales                     $476,823                  $481,967
     Net (loss) income before
       extraordinary items          (10,756)                    4,957
     Net (loss) income              (10,756)                    4,957

F.  Revolving Credit Facility

On July 31, 1996, the Company amended and restated its revolving credit facility with the First National Bank of Boston and other banks, increasing the facility amount from $50,000 to $85,000. The facility, which matures on June 29, 1999, will be used for working capital and acquisitions over the term of the loan.

G.  Motors and Gears Refinancing

On November 7, 1996, Motors and Gears, Inc. ("Motors and Gears", formerly "M-K Group, Inc.") completed its offering of $175,000 aggregate principal amount of Series A Senior Notes due 2006. The Senior Notes were priced at par to yield 10 3/4% per annum.

Motors and Gears is a "non-restricted" subsidiary of the Company and indirectly owns Merkle-Korff Industries, Inc. and Colman Motor Products, which are also "non-restricted" subsidiaries of the Company. In connection with the issuance of the Senior Notes, Motors and Gears acquired the businesses and net assets of the Company's restricted subsidiaries, Imperial Electric Company, Scott Motors Company and Gear Research, Inc. for $75,000 in cash, the assumption of and/or refinancing of approximately $5,100 in liabilities and a contingent earnout agreement.

                            PAGE 11
                    JORDAN INDUSTRIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)


Motors and Gears used the proceeds of the issuance of the Senior Notes to:
(i) fund the cash portion of the purchase price payable by Motors and Gears in connection with its acquisition of the businesses and net assets of Imperial Electric Company, Scott Motors Company and Gear Research, Inc. from the Company and (ii) repay certain indebtedness under Merkle-Korff's existing credit agreement. In connection with the issuance of the Senior Notes, Merkle-Korff refinanced its existing credit facility and certain subsidiaries of Motors and Gears entered into a new revolving credit facility providing for revolving loans of up to $75,000.

The Company applied the net proceeds received from Motors and Gears to repay senior indebtedness.

H.  Stock Appreciation Rights

In connection with the acquisitions of AIM and Cambridge, the seller was granted stock appreciation rights. The formula used to value these rights is calculated by taking a multiple of average cash flow for the year in which the rights are exercised and the year preceding the year of exercise less the amounts of notes payable to the Company multiplied by a certain percentage. This percentage was increased from 10% to 20% during 1995. The seller passed away during the third quarter of 1996. It is anticipated that the seller's estate will exercise these rights. Assuming that the estate exercises the rights at December 31, 1996, the total amount owed under this agreement will be approximately $6,200. The amount accrued by AIM through September 30, 1996, was $1,200 resulting in an additional $5,000 charge to AIM. Payment of this agreement is due in the first quarter of 1997.

In October 1996, the Company entered into an agreement whereby the President and Chief Executive Officer of Imperial was granted Stock Appreciation Rights related to 10% of the appreciation of Imperial and other Imperial subsidiaries from January 1, 1988, the date of acquisition, to the present. The President and Chief Executive Officer exercised his rights in the third quarter of 1996. The amount owed under this agreement is $3,900. The exercise of this agreement resulted in a $3,900 charge to the Company. The payment obligations related to this agreement are as follows: one-third or $1,300 was paid in October 1996, the remaining two-thirds, or $2,600, is to be paid in six equal, semi-annual installments payable on each October 1 and April 1 commencing on April 1, 1997, all to be paid by the Company.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1995 10-K, the financial statements and the related notes thereto which are included elsewhere in this quarterly report.

Results of Operations (Dollar Amounts in Thousands)

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the third quarter and nine months ended September 30, 1996 and 1995. Acquisitions are included from the date of acquisition. This discussion reviews the foregoing segment data and certain of the consolidated financial data for the Company.

                                                     NINE MONTHS ENDED
                                     THIRD QUARTER      SEPTEMBER 30,
                                      1996    1995     1996      1995
Net Sales:
Specialty Printing and Labeling    $ 29,476 $ 24,688 $ 75,155 $  64,641
Motors and Gears                     30,575   11,152   90,153    30,641
Telecommunications Products          39,144   27,434   90,733    71,570
Welcome Home                         20,654   23,000   51,873    53,134
Consumer and Industrial Products     38,250   37,434  117,405   123,324
     Total                         $158,099 $123,708 $425,319  $343,310

Operating Income (a):
Specialty Printing and Labeling    $  1,878 $  1,954 $  3,926  $  4,431
Motors and Gears                      6,883    2,640   20,694     7,446
Telecommunications Products             966    4,731   10,912    12,798
Welcome Home                         (1,757)    (110)  (6,672)   (3,535)
Consumer and Industrial Products      5,375    4,643   15,797    17,278
     Total                         $ 13,345  $13,858  $44,657  $ 38,418

Operating Margins (b):
Specialty Printing and Labeling       6.4%     7.9%     5.2%      6.9%
Motors and Gears                     22.5     23.7     23.0      24.3
Telecommunications Products           2.5     17.2     12.0      17.9
Welcome Home                         (8.5)     (.5)   (12.9)     (6.7)
Consumer and Industrial Products     14.1     12.4     13.5      14.0
     Total                            8.4     11.2     10.5      11.2


(a) Before corporate overhead of $5,868, the write-off of $4,488 in notes receivable resulting from the Cape Craftsmen acquisition, and the charge of $3,872 for Imperial's SARA expense in the third quarter of 1996 and corporate overhead of $3,699 in the third quarter of 1995. Before corporate overhead of $14,977 and the other charges discussed above for the nine months of 1996, and corporate overhead of $11,507 for the nine months ended September 30, 1995. The telecommunications products operating income includes the AIM SARA expense of $5,200 and $5,500 in the third quarter and nine months ended September 30, 1996, respectively, and $200 and $300 in the third quarter and nine months

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ended September 30, 1995, respectively.

(b)  Operating margin is operating income divided by net sales.


Consolidated Results: (See Condensed Consolidated Statements of Operations.) Operating income decreased $5.6 million or 20.8% for the first nine months due primarily to an increase in SARA expenses, $9.1 million, and a loss resulting from the acquisition of Cape Craftsmen, $4.5 million. Excluding these charges, operating income would have increased $8.0 million or 29.7% as compared to the prior year. Partially offsetting the decrease in operating income are increases in operating income stemming from the acquisitions of Merkle-Korff and Colman Motors in the Motors and Gears Group, Johnson Components, Diversified, Viewsonics and Vitelec in the Telecommunications Products Group, and Seaboard in the Specialty Printing and Labeling Group. Nine month interest expense increased from $32.9 million to $45.3 million due to higher debt levels from the acquisitions. Nine month interest income decreased from $2.1 million to $2.0 million. The Company incurred a net loss of $15.5 million in the first nine months of 1996 as compared to a net loss of $3.6 million for the same period in 1995. The increase in the net loss is primarily due to increased interest expense coupled with the decline in operating income, as noted above.

Specialty Printing and Labeling.   As of September 30, 1996, the Specialty
Printing and Labeling group consisted of SPAI, Valmark, Pamco and Seaboard.

For the third quarter and first nine months of 1996, net sales increased $4.8 million or 19.4% and $10.5 million or 16.3%, respectively, over the same periods in 1995. The increase in sales was primarily due to the acquisition of Seaboard on May 1, 1996. For the quarter, Seaboard sales of $6.5 million and increased sales of calendars and ad specialties at SPAI, $.4 million, were partially offset by decreased sales of shielding devices at Valmark, $2.0 million. For the nine months ended September 30, 1996, Seaboard sales of $11.3 million were supplemented by increased sales of outside ad specialties at SPAI, $.5 million. These sales increases were partially offset by decreased sales of shielding devices at Valmark, $1.3 million.

For the third quarter and first nine months of 1996, operating income decreased $.1 million or 3.9% and $.5 million or 11.4%, respectively, over the same periods of 1995. Operating margins decreased from 7.9% to 6.4% in the third quarter and from 6.9% to 5.2% in the first nine months over the same periods in the prior year. The decrease in operating income for the quarter was due to decreases at Valmark, $.9 million, and Pamco, $.3 million, both of which were partially offset by the purchase of Seaboard, which contributed $1.1 million of operating income. For the first nine months, the decrease was due to decreases at SPAI, $.7 million, Valmark, $1.1 million, and Pamco, $.6 million, partially offset by the addition of Seaboard, $1.9 million. Operating income and operating margins decreased due to increased medical insurance costs at SPAI plus lower sales and increased selling expenses at Valmark and Pamco.

Motors and Gears. As of September 30, 1996, the Motors and Gears group consisted of Imperial, Scott, Gear, Merkle-Korff, and Colman Motor Products.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the third quarter and first nine months of 1996, net sales increased $19.4 million or 174.2% and $59.5 million or 194.2%, respectively, over the same periods last year. The increase in sales was driven by the acquisition of Merkle-Korff in 1995 which added additional sales of $14.3 million and $43.5 million in the third quarter and first nine months of 1996, respectively. Sales also increased due to the purchase of Colman Motor Products in early 1996, which contributed $5.6 million and $13.1 million in net sales for the third quarter and the first nine months of 1996, respectively. Further contributing to the third quarter sales increase was increased gear sales at Gear, $.2 million, coupled with increased sales of motors at Scott, $.1 million. Partially offsetting these sales increases were decreased sales of permanent magnet and elevator motors at Imperial, $.2 million, and $.3 million, respectively. Imperial increased capacity in two plants in the third quarter of 1995. This allowed Imperial to reduce its backlog and improve lead times, resulting in higher than historical sales levels. In addition to the acquisitions in 1995 and 1996, net sales for the nine months ended September 30, 1996, increased due to higher sales of permanent magnet motors at Imperial, $3.1 million. The nine month sales increases were partially offset by decreased sales of gears at Gear, $.4 million.

For the third quarter and first nine months of 1996, operating income increased $4.2 million or 160.7% and $13.2 million or 177.9%, respectively, over the same periods last year. Operating margins decreased from 23.7% to 22.5% for the quarter and from 24.3% to 23.0% for the first nine months, respectively. The increase in operating income for the third quarter was driven by the acquisitions of Merkle-Korff and Colman Motor Products, which contributed an additional $3.8 million and $.7 million, respectively, over the same periods last year. Partially offsetting the third quarter operating income gains was decreased operating income at Imperial, $.3 million. The decrease was due to the added capacity described above. As in the third quarter, the increase in operating income for the nine months ended
September 30, 1996, was due to the Merkle-Korff and Barber-Colman acquisitions, which contributed $11.2 million and $1.5 million, respectively, over the same period in 1995. Also in the nine month period, operating income increased at Imperial and Scott, $.4 million and $.3 million, respectively, partially offset by a decrease at Gear, $.2 million. Operating margins decreased primarily due to increased amortization expense associated with the Merkle-Korff and Colman Motor Products acquisitions.

Telecommunication Products. As of September 30, 1996, the Telecommunications Products group consisted of Dura-Line, AIM, Cambridge, Johnson, Diversified, Viewsonics, Vitelec, and Bond.

For the third quarter and first nine months of 1996, net sales increased $11.7 million or 42.7% and $19.2 million or 26.8%, respectively, over the same periods last year. The third quarter sales increase was due to additional sales from the following acquisitions: Johnson Components, $4.1 million, Diversified, $7.3 million, Viewsonics, $2.1 million, and Vitelec, $.9 million. Partially offsetting the increased sales were decreased connector sales at Cambridge, $.4 million, and decreased sales of Innerduct at Dura-Line, $2.4 million. Similar to the quarter, for the nine months ended September 30, 1996, the increase in sales was primarily due to acquisitions. Contributing to the sales increase were Johnson Components, $12.4 million, Diversified, $7.3 million, Viewsonics, $2.2 million, and Vitelec, $.9 million. In addition, sales of connectors and components

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increased at AIM, $.5 million. These increases were partially offset by decreased connector sales at Cambridge, $.8 million, and decreased Innerduct and other conduit sales at Dura-Line, $3.0 million and $.3 million, respectively.

For the third quarter and first nine months of 1996, operating income decreased $3.8 million or 79.6% and $1.9 million or 14.7%, respectively, over the same periods last year. Operating margins decreased from 17.2% to 2.5% and 17.9% to 12.0% for the quarter and nine month period respectively. For the quarter, the decrease in operating income was attributable to a decrease at AIM, $4.8 million (discussed below), and a decrease at Dura-Line, $1.0 million. These decreases were partially offset by the acquisitions of Johnson Components, $.5 million, Diversified, $.6 million, Viewsonics, $.7 million, and Vitelec, $.2 million. Similar to the quarter, the decrease in operating income for the nine months ended September 30, 1996, was driven by decreases at AIM, $4.6 million (discussed below), and Dura-Line, $.9 million. These decreases were partially offset by additions to operating income as a result of the following acquisitions: Johnson Components, $2.1 million, Diversified, $.6 million, Viewsonics, $.7 million, and Vitelec, $.2 million. The decrease in operating income at AIM is due to compensation expense related to a stock appreciation rights plan ("SARA") (See footnote H). For the quarter and nine months ended September 30, 1996, the SARA expense increased $5.0 million and $5.2 million, respectively, as compared to the same periods in the prior year. Excluding AIM's SARA expense, operating income for the group would have increased $1.2 million or 26.1% for the third quarter and $3.3 million or 25.9% for the nine month period.

In addition to the effect of AIM's SARA expense, the decline in the group's operating margin for the quarter and nine month period is partially attributable to the acquisition of Diversified, which operates at a lower margin as compared to the other companies in the group. In addition, Dura-Line's margin decreased slightly in the three month period due to the lower sales volume. If AIM's SARA expense were excluded from operating results, operating margins would have decreased from 17.8% to 15.6% for the quarter and would have improved from 18.2% to 18.3% for the nine month period.

Welcome Home. For the third quarter and first nine months of 1996, Welcome Home's net sales decreased $2.3 million or 10.2% and $1.3 million or 2.4%, respectively, over the same periods last year. This is primarily the result of lower levels of traffic in outlet malls where approximately 91% of Welcome Home's stores are located. Operating loss increased $1.6 million and $3.1 million for the third quarter and first nine months, respectively. As compared to the same periods in the prior year, operating margins decreased from (.5%) to (8.5%) for the third quarter and (6.7%) to (12.9%) for the nine months ended September 30, 1996, respectively. The increase in operating loss and lower operating margin are primarily due to the decrease in sales volume and expenses associated with the strategic initiatives the Company has implemented to improve results in the future.

Consumer and Industrial Products. As of September 30, 1996, the Consumer and Industrial Products group consisted of DACCO, Sate-Lite, Riverside, Parsons, Hudson, Beemak, and Cape Craftsmen.

For the third quarter of 1996, net sales increased $.8 million or 2.2% over the same period last year. For the nine months ended September 30, 1996, net sales decreased $5.9 million or 4.8% over the same period last year.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contributing to the third quarter sales increase were increased sales of rebuilt converters and soft parts at DACCO, $1.1 million and $.2 million, respectively, increased sales of bibles and accessories at Riverside, $.2 million, increased lock sales at Hudson, $.2 million, and the acquisition of Cape Craftsmen which contributed $.6 million to the group's net sales in the third quarter. Partially offsetting these increases were decreased bicycle and other reflector sales at Sate-Lite, $.4 million, and lower contract distribution sales at Riverside, $1.1 million. Driving the nine month sales decrease were lower scrap sales at DACCO, $1.0 million, decreased bicycle and truck reflector sales at Sate-Lite, $.9 million, lower bibles, books and contract distribution services sales at Riverside, $6.1 million, decreased lock sales at Hudson, $1.0 million, and lower pog sales at Beemak, $2.5 million. Partially offsetting these decreases were increased sales of rebuilt converters and other rebuilt parts at DACCO, $4.8 million, an additional $.6 million of net sales due to the acquisition of Cape Craftsmen, and increased sales of titanium hot formed parts at Parsons, $.1 million.

For the third quarter of 1996, operating income increased $.7 million or 15.8% over the same period last year. For the nine month period ended September 30, 1996, operating income decreased $1.5 million or 8.6% over the same period last year. Operating margins increased from 12.4% to 14.1% for the quarter, but fell from 14.0% to 13.5% for the nine month period. The improvement in operating income and operating margin during the third quarter was primarily due to DACCO, which experienced increased sales of $1.3 million or 9.8% over the same quarter last year. The decrease in operating income and operating margin for the nine month period is primarily due to lower sales at Sate-Lite, Riverside, Hudson, and Beemak.

Liquidity and Capital Resources. The Company had $23.5 million of working capital at September 30, 1996, compared to $99.7 million at the end of 1995. The decrease in working capital was due to lower cash balances, higher notes payable, higher accrued liabilities, and higher current portion of long-term debt, partially offset by higher accounts receivable, higher inventory, higher prepaid expenses, lower accounts payable and lower advance deposits.

The Company's net cash used in operating activities for the nine months ended September 30, 1996 decreased $26.9 million versus the same period in 1995. This decrease was due to higher depreciation and amortization expense, $9.0 million, the write-off of the Cape Craftsmen note receivable in 1996, $4.5 million, higher non-cash interest, $1.0 million, a lower increase in current assets, $25.4 million, a lower increase in non-current assets, $2.4 million, and a higher increase in non-current liabilities, $2.1 million. Partially offsetting these changes are a higher net loss, $11.9 million, and a higher benefit from deferred income taxes, $5.2 million.

The net cash used in investing activities for the nine months ended September 30, 1996, increased $.5 million versus the same period in 1995. This increase was due to higher capital expenditures of $4.4 million, and higher acquisition of subsidiaries, $18.5 million. These increases were partially offset by lower notes receivable from affiliates, $10.8 million, higher cash balances acquired in the purchase of subsidiaries, $4.9 million, lower acquisitions of minority interests and other, $5.8 million, and lower investment in Fannie May Holdings, $1.7 million.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The net cash provided by financing activities for the nine months ended September 30, 1996, decreased $6.8 million versus the same period in 1995. This decrease was due to higher debt payments of $10.2 million and lower proceeds from the issuance of debt at both MK Holdings and SPL Holdings, $52.5 million and $20 million, respectively. These decreases were partially offset by higher net proceeds from revolving credit facilities, $75.8 million and lower payments of deferred financing costs, $.6 million.

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

Item 3.        Defaults upon Senior Securities
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               None

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K

               None

               27.  EDGAR Financial Data Schedule

               99.  (a)  Audited balance sheet of Paw Print Mailing
                         List Services, Inc. as of December 31, 1995, and the related statements of income and retained earnings and cash flows for the year ended December 31, 1995.

                    (b) Audited combined balance sheet of Viewsonics, Inc. and Shanghai Viewsonics Electronic Co., Ltd. as of December 31, 1995 and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 1995.

                    (c) Audited balance sheets of Diversified Wire & Cable, Inc. as of September 30, 1995, 1994 and 1993, and the related statements of income and changes in stockholders' equity and cash flows for the years then ended.

                    (d) Audited balance sheet of Vitelec Electronics Limited as of December 31, 1995, and the related statement of income for the year ended December 31, 1995.

                    (e) Audited balance sheet of Seaboard Folding Box Corporation and affiliates as of December 31, 1995 and 1994, and the related combined statements of income, stockholders' equity and cash flows for the years then ended.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              JORDAN INDUSTRIES, INC.





November 14, 1996        By:     /S/ Thomas C. Spielberger
                              -------------------------------
                              Thomas C. Spielberger
                              Vice President, Controller
                              and Principal Accounting Officer