Form 10-K
period 1996-12-31
JORDAN INDUSTRIES INC
filed 1997-03-28
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



                           FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1996     Commission File Number 33-24317

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

     The number of shares outstanding of Registrant's Common Stock as of March 28, 1997: 95,001.0004.
                             PART I

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

     The Company's business is divided into five groups. The Specialty Printing and Labeling group ("SPL"), which had 1996 net sales of approximately $109.6 million, consists of Sales Promotion Associates, Inc. ("SPAI"), Pamco Printed Tape and Label Company, Inc. ("Pamco"), Valmark Industries, Inc. ("Valmark"), and Seaboard Folding Box, Inc. ("Seaboard"). The Motors and Gears group, which had 1996 net sales of approximately $117.6 million, consists of The Imperial Electric Company ("Imperial") and its subsidiaries, The Scott Motors Company ("Scott"), and Gear Research, Inc. ("Gear"), and Merkle-Korff Industries, Inc. ("Merkle-Korff"), which consists of Merkle-Korff, Inc. and Barber-Colman Motors, ("Barber-Colman"). The Telecommunications Products group, which had 1996 net sales of approximately $133.0 million, consists of Dura-Line Corporation ("Dura-Line"), AIM Electronics Corporation ("AIM"), Cambridge Products Corporation ("Cambridge"), Johnson Components, Inc. ("Johnson"), Diversified Wire and Cable, Inc. ("Diversified"), Viewsonics, Inc. ("Viewsonics"), Vitelec Electronics, Ltd. ("Vitelec"), Bond Holdings, Inc. ("Bond"), and Northern Technologies, Inc. ("Northern"). Welcome Home, Inc. ("Welcome Home"), had 1996 net sales of $81.9 million. The Consumer and Industrial Products group, which had 1996 net sales of $159.5 million, includes DACCO, Incorporated ("DACCO"), Sate-Lite Manufacturing Company ("Sate-Lite"), Riverside Book and Bible Corporation ("Riverside"), Parsons Precision Products, Inc. ("Parsons"), Hudson Lock, Inc. ("Hudson"), Beemak Plastics, Inc. ("Beemak"), Cape Craftsmen, Inc. ("Cape"), and Paw Print Mailing Services, Inc. ("Paw Print").

     All of the foregoing corporations are collectively referred to herein as the "Subsidiaries", and individually as a "Subsidiary". Certain of the Subsidiaries are designated as "Restricted Subsidiaries" under the Company's Indentures relating to the Company's 10 3/8% Senior Notes due 2003 and Senior Subordinated Discount Debentures due 2005. These Subsidiaries are DACCO, Sate-Lite, Riverside, Dura-Line, Parsons, Hudson, AIM, Cambridge, Beemak, Johnson, Diversified, Viewsonics, Vitelec, Bond, and Northern. Generally, the Specialty Printing and Labeling group and the Motors and Gears group and the Subsidiaries therein are and include "Non-Restricted Subsidiaries" under the Company's Indenture.


     The Company is currently exploring a broad range of alternatives in connection with recapitalizing, refinancing and extending the cash payment obligations and maturities of the Company's indebtedness, which may include selling, financing, recapitalizing, reclassifying, spinning-off or similar transactions involving the Company's Subsidiaries, involving third party, Company or affiliate, investors or purchasers. In structuring these transactions, the Company believes that some of its Subsidiaries may strategically and financially benefit from being partly or wholly separated from the Company on a stand-alone, industry-focused basis. The timing and the Company's determination whether to proceed with such recapitalization, refinancing, extension or transactions will be subject to a number of considerations, including market conditions, financing alternatives, tax ramifications, acquisition and divestiture strategies and management philosophy and resources. The Company, moreover, consistent with its announced strategies, is constantly exploring, reviewing, discussing and negotiating acquisition and divestiture opportunities, which may, from time to time, result in understandings, letters of intent or agreements, including in connection with the foregoing recapitalization, refinancing, extension and related transactions. There can be no assurances as to the timing or the Company's determination or ability to proceed with or close such recapitalization, refinancing, extension, acquisitions, divestitures or transactions.

See Note 15 to the consolidated financial statements included elsewhere in this Annual Report with respect to business segment information for 1996, 1995 and 1994.

The Company owned the following percentages of the common shares of the subsidiaries as of March 31, 1997:

          Subsidiary                    Percentage Ownership

          Sate-Lite                     98.6%
          Welcome Home                  66.7%
          DACCO                          100%
          Riverside                      100%
          Parsons                         85%
          Dura-Line                      100%
          Hudson                         100%
          AIM                            100%
          Cambridge                      100%
          Beemak                         100%
          Vitelec                        100%
          Viewsonics                     100%
          Bond                            80%
          Northern                       100%
          Johnson                        100%
          Diversified                   87.5%
          Paw Print                      100%
          Cape                           100%
          Motors and Gears Holdings, Inc.     82.5% (1)
          SPL                            83.3% (2)

(1) Motors and Gears Holdings, Inc. indirectly holds 100% of the common shares of Merkle-Korff and Imperial. Scott and Gear are owned through Imperial, which holds 100% of the common shares of Scott and Gear.

(2) SPL holds 100% of the common shares of SPAI, Valmark and Seaboard, and 80% of the common shares of Pamco.

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

     Approximately 56.7% of SPAI's 1996 net sales are derived from distributing a broad variety of corporate recognition products, promotion and specialty advertising products. These products include apparel, watches, crystal, luggage, writing instruments, glassware, caps, cases, labels and other items that are printed and identified with a particular corporate logo and/or corporate advertising campaign. Approximately 31.4% of SPAI's 1996 net sales are derived from the sale of a broad variety of calendars, including hanging, desktop, and pocket calendars that are used internally by corporate customers and distributed by them to their clients and customers. High quality artistic calendars are also distributed. SPAI also manufactures and distributes soft-cover school yearbooks for kindergarten through eighth grade.

     SPAI assembles and finishes calendars that are printed both in-house as well as by a number of outside printers. Facilities for in-house manufacturing include a composing room, a camera room, a calendar finishing department, and a full press room. Print stock, binding material, packaging and other materials are supplied by a number of independent companies. Specialty advertising products are purchased from more than 900 suppliers. Calendars and specialty advertising products are sold through a 900 person sales force, most of whom are independent contractors.

     Management believes that SPAI has one of the largest domestic sales forces in the industry. With this large sales force and a broad range of calendars and corporate recognition products available, management believes that SPAI is a strong competitor in its market. This market is very fragmented and most of the competition comes from smaller scale producers and distributors.

     Valmark. Valmark, which was founded in 1976 and purchased by the Company in 1994, is a specialty printer and manufacturer of pressure sensitive label products for the electronics OEM market. Valmark's products include adhesive backed labels, graphic panel overlays, multi-color membrane switches, and radio frequency interference (RFI) shielding devices. Approximately 61% of Valmark's 1996 net sales are derived from the sale of graphic panel overlays and membrane switches, 23% from labels, and 17% from shielding devices.

     The specialty screen products sold in the electronics industry continue to operate relatively free of foreign competition due to the high level of communication and short time frame usually required to produce orders. Currently, the majority of Valmark's customer base of approximately 850 is located in the Northern California area.

     Valmark sells to four primary markets: personal computers, general electronics, turn-key services, and medical instrumentation. The sales to the personal computer industry has experienced the most growth over recent years due to Valmark's RFI shield protection capabilities. Sales to Apple Computer of RFI devices represented approximately 18% of net sales in 1996.

     Valmark is able to provide the electronics OEM's with a broader range of products than many of its competitors. Valmark's markets are very competitive in terms of price and accordingly Valmark's advantage over its competitors is derived from their diverse product line and excellent quality ratings.

     Pamco. Pamco, which was founded in 1953 and purchased by the Company in 1994 is a manufacturer and distributor of a wide variety of printed tapes and labels. Pamco offers a range of products from simple one and two-color labels, such as basic bar codes and address labels to seven-color, varnish-finished labels for products such as video games and food packaging. 100% of Pamco's products are made to customers' specifications and 92% of all sales are manufactured in-house. The remaining 10% of net sales are purchased printed products and include business cards and stationary.

     Pamco's products are marketed by a team of eighteen sales representatives who focus on procuring new accounts. Existing accounts are serviced by nine customer service representatives and five internal salespeople. Pamco's customers represent several different industries with the five largest accounting for approximately 21% of 1996 net sales.

     Pamco competes in a highly-fragmented industry. Pamco emphasizes its impressive turnaround time of 24 hours and its ability to accommodate rush orders that other printers can not handle. Due to these characteristics, Pamco has posted significant growth over recent years.

     Seaboard. Seaboard, which was founded in 1954 and purchased by the Company in 1996, is a manufacturer of printed folding cartons and boxes, insert packaging, and blister pack cards.

     Seaboard sells directly to a broad customer base, located primarily east of the Mississippi River, and operating in a variety of industries including hardware, personal hygiene, toys, automotive supplies, food and drugs. Seaboard's top 10 customers accounted for approximately 36.1% of sales in 1996.

     Seaboard has exhibited consistent sales growth, high profit margins for exceeding industry standards, and excellent operating capabilities. Seaboard has established a highly successful program for buying and profitably integrating smaller acquisitions.

Motors and Gears Group

     Merkle-Korff. Merkle-Korff was founded in 1911 and was purchased, along with its wholly-owned subsidiaries, Elmco Industries, Inc. and Mercury Industries, Inc., by the Company in September 1995.

     Merkle-Korff is a custom manufacturer of AC and DC motors and gear motors. Merkle-Korff's products are used in a wide range of products including refrigerators, freezers, dishwashers, vending machines, business machines, pumps and compressors. Approximately 60% of Merkle-Korff's 1996 sales were derived from the home appliance and vending machine market. Merkle-Korff's prominent customers include General Electric Company, Whirlpool Corporation and Dixie-Narco, Inc. The Company's top 10 customers represent approximately 61% of total sales.

     Barber-Colman. Barber-Colman was founded in 1894 and purchased by Merkle-Korff in 1996.

     Barber-Colman is a vertically integrated manufacturer of both alternating current and direct current subfractional horsepower motors and gearmotors. Barber-Colman's products serve a wide variety of applications, and they are used as components in such products as vending machines, copiers, printers, ATM machines, currency changers, X-Ray machines, peristaltic pumps, HVAC activators, medical equipment, and others.

     The majority of Barber-Colman's products are sold directly to OEM's, however, management has initiated an effort to direct small orders to three distributors. Each of these distributors is fully stocked with Barber-Colman's standardized parts and equipment with their computerized catalog system which facilitates the efficient selection of products and components at the distributor level.

     Imperial. Imperial manufactures elevator motors, floor care equipment motors and automatic hose reel motors. Imperial was founded in 1889 and acquired by the Jordan Group and Imperial's management in 1983. All of Imperial's assets were sold at arms-length to Motors and Gears Industries, Inc. in November 1996.

     Imperial designs, manufactures and distributes specialty electric motors for industrial and commercial use. Its products, AC and DC motors, generators and permanent magnet motors are sold principally in the U.S. and Canada and to a limited extent in Europe and Australia. Approximately 29% of Imperial's 1996 net sales were derived from elevator motors, ranging from 5 to 100 horsepower, sold to major domestic elevator manufacturers. Approximately 69% of Imperial's 1996 net sales were derived from permanent magnet motors sold primarily to domestic manufacturers of floor care equipment. The remaining 2% of Imperial's 1996 net sales came from sales of miscellaneous parts.

     Otis Elevator Company, Westinghouse Corporation and other leading elevator manufacturers have in recent years discontinued internal manufacturing of motors and have turned to Imperial and other independent manufacturers. In 1996, Clark Industries, Inc. accounted for approximately 11% of Imperial's net sales, and Imperial's top ten customers accounted for 55% of total net sales. Imperial's products are marketed domestically by its management and three independent sales representatives and internationally by management.

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

     Scott.  Scott was founded in 1982 and acquired by Imperial in August
1988. All of Scott's assets were sold at arms-length to Motors and Gears Industries, Inc. in November 1996. Scott manufactures and sells floor care machine motors; silicone controlled rectifier motors, which are variable speed motors used in conveyers, machine tools, treadmills, mixers and metering pumps; and low voltage DC motors.

     Scott offers a number of standard motors designed for a variety of applications. Scott also custom designs motors for special applications. Scott manufactures many of the sub-assemblies, components and molds for its products from raw materials, which gives it the ability to manufacture these special application motors. Scott obtains these raw materials from a number of independent sources.

     Scott markets its products through an internal sales force of two and an external sales force of representatives and distributors.

     Gear. Gear manufactures precision gears and gear boxes for OEMs requiring high precision commercial gears. Gear was founded in 1952 and
acquired by Imperial in November 1988.    All of Gear's assets were sold at
arms-length to Motors and Gears Industries, Inc. in November 1996. Gear manufactures precision gears for both AC and DC electric motors in a variety of sizes. The gears are sold primarily to the food, floor care machine and aerospace industries and to other manufacturers of machines and hydraulic pumps. Gear's products are nationally advertised in trade journals and are sold by one internal salesmen and one independent sales representative. Gear precision machines its products from steel forgings and castings.

     Gear competes primarily on the basis of quality. In addition, the ability of Imperial, Scott and Gear to offer both electric motors and gear boxes as a package, and to custom design these items for customers, may allow all three subsidiaries to gain greater market penetration.

Telecommunications Products Group

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

     In 1996, approximately 98% of Dura-Line's net sales came from Innerduct. Dura-Line sells to major telecommunications companies, such as SPT Telecom, GTE, Bell South, and Pacific Telesis, each of which accounted for less than 10% of Dura-Line's Innerduct net sales. Innerduct is marketed worldwide by Dura-Line's management, ten manufacturing representatives and forty in-house sales representatives. Dura-Line negotiates long-term contracts with major telecommunications companies for its Innerduct product line. It competes for these sales on the basis of technical innovation, price, quality and service.

     In addition, approximately 2% of Dura-Line's 1996 net sales came from the sale of polyethylene water and natural gas pipe to a variety of hardware stores, contractors, plumbing supply firms and distributors. Dura-Line markets its water and natural gas pipe products through sixty manufacturing representatives in the Southern and Eastern U.S. The water and natural gas pipe market is very competitive. Dura-Line competes on the basis of quality and price with a number of regional and local firms.

     Dura-Line's products are manufactured through the plastic extrusion process. Dura-Line procures raw plastic for extrusion from a number of independent suppliers. In March 1989, Dura-Line opened a new manufacturing facility in the United Kingdom to manufacture products for sale to British Telecom and other foreign customers. Approximately 47% of Dura-Line's net sales are foreign sales. In late 1990, Dura-Line purchased a facility in Reno, Nevada. This facility opened in early 1991 and has increased Dura-Line's annual capacity by approximately 50%. In 1993, Dura-Line entered into joint venture agreements in the Czech Republic and Israel to service Eastern Europe and the Middle East more effectively. In early and late 1995, Dura-Line opened subsidiaries in Mexico and China to manufacture and supply HDPE plastic conduit systems to Central and South American markets as well as China and other Asian markets. Dura-Line owns 100% of the equity in both subsidiaries. In August 1996, Dura-Line incorporated a subsidiary in India under a joint venture agreement in which Dura-Line has the controlling interest. The subsidiary, which has not yet commenced operations, was established to manufacture and supply HDPE plastic conduit systems to India and neighboring countries.

     AIM. AIM, which was founded in 1981 and acquired by the Company in May 1989, is an importer and manufacturer of electronic connectors, adapters, switches, tools and other electronic hardware products for the commercial and consumer electronics markets. Electronic connectors are AIM's main product, representing more than 46% of AIM's 1996 net sales.

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

     AIM sells nationwide to approximately 2,000 distributors in the U.S. and Central and South America. AIM uses a combination of fifteen manufacturers' representative organizations and six factory direct salesmen to service existing accounts and to locate new distributors. The customer base is very broad, with the largest customer accounting for about 4% of sales. AIM also mails product catalogs and other marketing pieces to current customers and potential new accounts.

     The two largest companies in the $13.0 billion domestic connector and interconnect supply industry are AMP and Amphenol. AMP and Amphenol specialize strictly in electronic device production. Small and mid-sized companies such as AIM have captured significant market share during the past 10 years by offering distributors better service on orders compared to the industry leaders.

     In 1994, AIM began to market manufactured cable and harness assemblies made at its facility in Florida. The custom made assemblies are sold under the "Prestige" trademark to a wide range of customers. Sales of cable and harness assemblies are estimated to be approximately 12% of AIM's 1996 net sales.

     Cambridge. Cambridge, which was founded in 1972 and acquired by the Company in September 1989, is a domestic manufacturer of high-quality electronic connectors, plugs, adapters, and other accessories. Cambridge is primarily a designer and marketer of approximately 300 types of specialty radio frequency (RF) coaxial electronic connectors for radio, mobile communications, television and computer equipment. RF coaxial connectors are used to integrate separate systems by connecting input-output power and signal transmission sources. The systems in which RF connectors are used may be complex, but RF connectors themselves serve a mechanical purpose which is technologically straightforward. Cambridge is essentially an assembly operation. The primary components of Cambridge's connector products are screw machine and diecast parts which are purchased from approximately twenty suppliers. The production process is highly automated, with direct labor accounting for only 6% of net sales. Equipment consists of semi-automatic parts assembly and packaging equipment which has been designed and manufactured by Cambridge.

     Approximately 13% of Cambridge's connectors are manufactured according to a design that allows users to affix the connector to the cable faster and easier without the need for complicated tools and time-consuming soldering. These connectors are marketed under the "FASTFIT" trademark.

     Cambridge sells its products nationwide to 450 distributors, 100 OEMs, and approximately 150 other various end-users. Cambridge uses a combination of six manufacturers' representative organizations and five factory direct salesmen located throughout North America. Cambridge's two largest customers (excluding AIM) account for approximately 26% of 1996 net sales. Cambridge also mails a large number of catalogs to current customers and potential new accounts. Cambridge strongly emphasizes that it is an "American" producer of high-quality electronic connectors.

     Cambridge competes in the same market as AIM. Cambridge does not offer the product selection of its large competitors; however, it competes effectively by targeting distributors and manufacturers which require fast service and prefer an American-made product.

     Johnson. Purchased by the Company in 1996, Johnson was the Components Division of E.F. Johnson Company, Inc., which was founded in 1953.

     Johnson is a high-quality, fully integrated manufacturer of RF coaxial connectors (60%) and electronic hardware (40%). Johnson specializes in manufacturing miniature and sub-miniature RF connectors used primarily in telecommunication, computer, and other OEM applications which require high frequency ranges. The miniature and sub-miniature connector area is experiencing excellent growth as the size of electronic card products continues to shrink.

     Johnson sells directly to OEM's (35%) in large orders while smaller quantities are sold through over 80 distributors (65%) primarily in the United States and Canada. Johnson's National Sales Manager coordinates the selling efforts of three company employed Regional Sales Managers and 21 independent representative organizations.

     Diversified. Diversified was founded in 1988 and purchased by the Company in 1996.

     Diversified is a broad line provider and value added reseller of wire, cable, and custom cable assemblies. Diversified's product offering is used in local area networks (LAN's), custom cable assemblies, cable for electrical applications, cable for sound and security, cable for OEM applications and other miscellaneous cable applications.

     Diversified sells its products through a skilled direct sales force. The sales staff consists of 20 inside and 5 outside sales people, all of whom are product and market specialists. Diversified markets and advertises its products through various trade journals dependent on the marketplace.

     Viewsonics. Viewsonics was founded in 1974 and purchased by the Company in 1996.

     Viewsonics designs, manufactures and markets branded cable TV, electronic network components, and electronic security components mainly for the "drop" or home connection portion of the CATV infrastructure. Viewsonics develops, warehouses, and sells its products out of its Florida facility. Viewsonics sources the majority of its products from China, 60% of which is manufactured in Viewsonics' Shanghai facility, and the remaining 40% manufactured by subcontractors. Viewsonics has also developed manufacturing capabilities in St. Petersburg, Russia. This overseas procurement has allowed Viewsonics to lower production costs and it has also positioned Viewsonics to exploit the overseas CATV component markets as they develop.

     Viewsonics sells 50% of its products to Multi System Operations (MSO's), including companies such as Time/Warner, Cencast, Continental Cablevision, and TCI. Viewsonics also sells to a network of distributors, six of whom account for the majority of the other 50% of sales.

     Vitelec. Vitelec was founded in 1987 and purchased by a wholly owned subsidiary of the Company, Jordan Telecommunications Product Group Europe (JTPGE) in 1996.

     Vitelec is an importer, packager and master distributor of over 400 RF connectors, plugs, jacks, sockets, adapters and terminators sold to the commercial and consumer electronics markets. Vitelec's RF products are subcontract manufactured for them in Taiwan. Vitelec, through its Vidata subsidiary, also distributes LAN and WAN cabling, connectors, converters, and the accessories for data communication networks.

     Vitelec sells it products via 5 company employed sales people, four in-house and one located in Paris, France. Vitelec has customers in 42 countries. The largest customer accounts for 10% of sales, with the rest of the customer base being very fragmented and no one customer accounting for more than 1% of sales.

     Bond. Bond was founded in 1988 and 80% of the outstanding shares of Bond were purchased by the Company in 1996.

     Bond designs, engineers and manufactures high-quality custom electronic cables and connector sub-assemblies for computer-related and telecommunications customers. All of Bond's products are custom and are specifically designed to meet a customer's needs. Bond has three fully-integrated, independent manufacturing facilities. Bond has rapidly become an industry leader due to its commitment to high quality, competitively priced products offered in conjunction with outstanding and dependable service.

     Bond has established two separate, very profitable sales agencies in Northern and Southern California to represent them. Bond is continuing to actively solicit strategic new customers located throughout the United States via an independent sales representative network. In 1996, Bond's single largest customer accounted for approximately 20% of sales.

     Northern. Northern was founded in 1985 and was purchased by the Company in 1996.

     Northern designs, manufactures and markets power conditioning and power protection equipment for primarily telecommunication applications, such as cellular and Personal Communication System (PCS) networks. Northern also offers a variety of products including voltage regulators, uninterruptible power supplies, isolation transformers, and grounding devices to protect any power critical application.

     Northern sells on a direct basis through its own highly technical in-house sales force of 23 employees, who are supported by seven application engineers and four product development engineers. Northern sells to such large telecom OEM's as Sprint, Motorola, Lucent, Erickson and Nokia. Northern's largest customer accounted for 53.4% of sales in 1996 and its 10 largest customers accounted for 78.0% of sales.

Welcome Home (See Notes 3 and 4 to the Consolidated Financial Statements.)

     Welcome Home is a national, specialty retailer of decorative home furnishing accessories. Welcome Home was acquired by the Company in 1991.

     Welcome Home's stores are located primarily in high-end designer outlet malls. Their products include textiles, afghans, framed art, picture frames, wood, seasonal and other merchandise targeted to gift-buying and value-conscious consumers. Welcome Home sells its merchandise through 186 retail stores located throughout the United States and Canada.

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

     DACCO's customers are automotive transmission parts distributors and transmission repair shops and mechanics. DACCO has fifty-one independent sales representatives who accounted for approximately 70% of DACCO's net sales in 1996. These sales representatives sell nationwide to independent warehouse distributors and to transmission repair shops. DACCO also owns and operates thirty-one distribution centers which sell directly to transmission shops. DACCO distribution centers average 3,000 - 5,000 square feet, cover a 50 to 100 mile selling radius and sell approximately 42% hard products and 58% soft products. In 1996 no single customer accounted for more than 2% of DACCO's net sales.

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

     Bicycle reflectors and plastic bicycle parts accounted for approximately 38% of Sate-Lite's net sales in 1996. Sales of triangular flares and specialty reflectors and lenses to commercial truck customers accounted for approximately 38% of 1996 net sales. The remainder of Sate-Lite's net sales were derived primarily from the sale of colorants to the thermoplastics industry.

     Sate-Lite's bicycle products are sold directly to a number of original equipment manufacturers ("OEMs"). The two largest OEM customers for bicycle products are the Huffy Corporation and Murray/Ohio Manufacturing Company, which accounted for approximately 21% of Sate-Lite's fiscal 1996 net sales. The triangular flares and other truck reflector products are also sold to a broad range of OEM customers. Colorants are sold primarily to mid-western custom molded plastic parts manufacturers. In 1996, Sate-Lite's ten largest customers accounted for approximately 56% of net sales.

     Sate-Lite's products are marketed on a nationwide basis by its management. Sales to foreign customers are handled directly by management and by independent trading companies on a commission basis. In 1996, Sate-Lite's export net sales accounted for approximately 10% of its total net sales. Export sales were principally to China and Canada.

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

     Approximately 69% of Riverside's business consists of products published by other companies. Riverside sells world-wide to more than 12,000 wholesaler, religious and trade book store customers, utilizing an in-house telemarketing system, four independent sales representative groups and printed sales media. In addition, Riverside sells a small percentage of its products through direct mail and to retail customers. No single customer accounted for more than 5% of Riverside's 1995 net sales.

     Riverside also provides Bible indexing, warehousing, inventory and shipping services for domestic book publishers and music producers. Riverside competes with larger firms, including the Zondervan Corporation, The Thomas Nelson Company, Spring Arbor Distributors and Ingram Book Company, on the basis of price, product line and customer service.

     Parsons. Parsons is a diversified supplier of hot formed titanium parts, precision machined parts and fabricated components for the U.S. aerospace industry. Parsons was founded in 1959 and acquired by the Jordan Group and Parsons' management in 1984.

     Approximately 55% of Parsons' 1996 net sales came from sales to The Boeing Company. Parsons employs precision machining, welding/fabrication and sheet metal forming processes to manufacture its products at its facilities in Parsons, Kansas. Parsons continues to invest in its titanium hot forming operation, which permits Parsons to participate in the aerospace market for precision titanium components.

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

     Hudson sells mainly to OEMs such as IBM, AT&T and Herman Miller. In addition, Hudson sells to postal services in Canada and the United States. The top 10 customers represented about 41% of Hudson's net sales in 1995. In addition to OEMs, Hudson sells to the locksmith trade industry through a distributor.

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

     Beemak. Beemak, which was founded in 1951 and acquired by the Company in July 1989, is an integrated manufacturer of specialty "take-one" point-of-purchase brochure, folder and application display holders. Beemak sells these proprietary products to approximately 20,000 customers around the world. In addition, Beemak produces a small amount of custom injection molded plastics parts for outside customers on a contract manufacturing basis.

     Beemak's products are both injection molded and custom fabricated.
Beemak has molds made by outside suppliers. The manufacturing process consists primarily of the injection molding of polystyrene plastic and the fabrication of plastic sheets. Beemak also provides silk screening of decals and logos onto the final product.

     Beemak has no sales force. All sales originate from Beemak's extensive on-going advertising campaign and reputation. Beemak sells to distributors, major companies, and even competitors which resell the product under a different name. Beemak has been very successful providing excellent service on orders of all sizes, especially small orders. Beemak's average order size was approximately $400 in 1996.

     The display holder industry is very fragmented, consisting of a few other known holder and display firms and regionally-based sheet fabrication shops. Beemak has benefited from the growth in "direct" advertising budgets at major companies. Significant advertising dollars are spent each year on direct mail campaigns, point-of-purchase displays and other forms of non-media advertising.

     Cape Craftsman. Cape was founded in 1991 and purchased by the Company in 1996.

     Cape is a manufacturer and importer of gifts, wooden furniture, framed art, and other accessories. Cape manufactures in North Carolina, and imports from Mexico and the Far East.

     Cape sells its products through one in-house salesperson and forty independent sales representatives. Approximately 77% of Capes sales in 1996 were to Welcome Home, an affiliated entity.

     Paw Print. Paw Print was founded in 1982 and was purchased by the Company in 1996.

     Paw Print is a fast growing, highly profitable value-added provider of business communication services for short-term, time-sensitive projects. Paw Print provides database management, mail list merge and purge, bar-coding, inserting of personalized letters, folding, gluing, addressing, labeling, sorting, cartage, and fulfillment for direct mailings. Paw Print charges for each of these individual services depending on the complexity and time sensitivity of each project. Paw Print is widely recognized throughout the industry as being able to reliably execute complex mailings within 24 to 72 hours.

     Paw Print's customers include Cellular One, CompuServe, Victoria's Secret, Ameritech and DDB Needham, among others. In 1996, Paw Print's largest customer accounted for 3.0% of sales and its 10 largest customer accounted for 18.5% of sales.

Backlog

     As of December 31, 1996, the Company had a backlog of approximately
$75 million, compared with $53 million as of December 31, 1995. The current backlog is primarily due to motor sales at Merkle-Korff and Barber-Colman, Boeing sales at Parsons, and connector sales at Johnson and Bond. Management believes that the backlog may not be indicative of future sales.

Seasonality

     The Company's aggregate business has a certain degree of seasonality. SPAI's, Welcome Home's and Riverside's sales are somewhat stronger towards year-end due to the nature of their products. Calendars have an annual cycle while home furnishing accessories and bibles and religious books are popular as holiday gifts.

Research and Development

     As a general matter, the Company operates businesses that do not require substantial capital or research and development expenditures. However, development efforts are targeted at certain Subsidiaries as market opportunities are identified. None of these subsidiary development efforts require substantial resources from the Company.

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

Employees

     As of December 31, 1996, the Company and the Subsidiaries employed approximately 6,218 people. Approximately 759 of these employees were members of labor unions at Sate-Lite, Gear, Imperial, SPAI, Seaboard, Merkle-Korff, and Dura-Line. The above Subsidiaries have not experienced any work stoppages in the past five years as a result of labor disruptions. The Company believes that the Subsidiaries' relations with its employees are good.

Environmental Regulations

     The Company is subject to certain federal, state and local environmental laws and regulations. DACCO is a potentially responsible party ("PRP") at the John P. Saad & Sons site in Nashville, Tennessee (the "Saad Site").

     DACCO and a number of other PRPs have entered into a consent agreement with the Environmental Protection Agency (the "EPA"), dated April 18, 1990, relating to the clean-up of the Saad Site (the "Consent Agreement"). All work was completed under this consent agreement. DACCO's interim allocation of expenses relating to the clean up is currently 1.48 percent. Total expenses incurred by the PRP group through January 1997 are approximately $4.1 million. These expenses include removal costs, engineering and attorney fees, but do not include administrative oversight costs incurred by the EPA or the State of Tennessee ("the State"). The EPA at both the Federal and State levels has incurred administrative oversight costs through January 1997 of approximately $.9 million. DACCO is not responsible for any costs incurred by the State of Tennessee.

     Additional work under the Consent Agreement proceeded under a Unilateral Administrative Order for Removal Response Activities dated July 28, 1995. This work has been completed and DACCO has paid in full its share of total expenses related to the clean-up efforts. It is not likely that the EPA will make any further removal requirements.

Item 2.  PROPERTIES.

     The Company leases approximately 18,950 square feet of office space for its headquarters in Illinois. The principal properties of each Subsidiary of the Company, the location, the primary use, the capacity, and ownership status thereof, are set forth in the table below:


                                                               Square   Owned/
Company         Location                Use                    Feet     Leased


AIM................... Sunrise, FL  Manufacturing/Administration  28,000  Leased

Barber-Colman......... Crystal Lake, IL Manufacturing             47,000  Leased
                       Darlington, WI   Manufacturing             68,000  Leased
                       Belvidere, IL    Administration            12,500  Leased

Beemak................ Gardena, CA   Manufacturing (2 buildings) 34,500 Leased

Bond.................. Anaheim, CA   Manufacturing/Administrative 16,000 Leased
                       Fremont, CA   Manufacturing/Administrative 17,000 Leased
                       Austin, TX            Administrative        2,000 Leased

Cambridge............. Windsor, CT      Manufacturing              7,000 Leased

Cape Craftsmen........ Elizabethtown, NC     Manufacturing       230,200 Leased
                       Wilmington, NC   Administrative             8,500 Leased

DACCO................. Cookeville, TN Administration/Manufacturing140,000 Owned
                       Huntland, TN      Manufacturing             65,000 Owned
                       Rancho Cucamonga, CA  Manufacturing         40,000 Owned

Diversified........... Troy, MI         Administrative/Assembly   40,000  Leased
                       Nashville, TN    Administrative/Warehouse   6,000  Leased

Dura-Line............. Middlesboro, KY Manufacturing/Administration 31,000 Owned
                    Grimsby, U.K.   Manufacturing/Administration 30,000 Owned
                       Sparks, NV       Manufacturing               20,000 Owned
            Zlin, Czech Republic  Manufacturing/Administration    10,000 Leased
            Knoxville, TN         Administrative       10,000 Leased
            Tel Aviv, Israel   Administrative/Manufacturing10,000    Leased
             Queretaro, Mexico     Administrative/Manufacturing   43,000 Leased
                       Mexico City, Mexico   Administrative        2,000 Leased

             Shanghai, China       Manufacturing                35,000  Owned
             Shanghai, China  Administrative                     1,000  Leased
             Goa, India            Manufacturing                35,000  Owned
             Dehli, India          Administrative               20,000  Leased
             Moscow, Russia        Administrative                1,000  Leased

Gear.................. Grand Rapids, MI Manufacturing/Administration/
                              Storage                 38,000     Owned

Hudson................ Hudson, MA   Manufacturing/Administration 218,000 Owned
                     Grand Rapids, MI Storage                  5,000     Leased

Imperial.............. Akron, OH    Manufacturing/Administration 43,000  Owned
                    Middleport, OH  Manufacturing                85,000  Owned
                    Northampton, OH Manufacturing                60,000  Leased

Johnson............... Waseca, MN   Manufacturing/Administration 70,000  Leased

Merkle-Korff..........Des Plaines, IL  Manufacturing/Administration35,000Leased
                   Des Plaines, IL Manufacturing/Administration 45,000Leased
                   Richland Center, WI  Manufacturing/Administration45,000Leased

Northern..............Liberty Lake, WA Manufacturing/Administration27,000Leased

Pamco................. Des Plaines, IL  Manufacturing/Administration24,500Owned

Parsons............... Parsons, KS      Manufacturing/Administration97,500Owned

Paw Print............. Elk Grove, IL         Administration    12,000   Leased
                       Elk Grove, IL         Production        12,000     Leased

Riverside............. Iowa Falls, IA  Distribution/Administration 65,900Leased
                       Sparks, NV       Distribution               35,500Leased

Sate-Lite............. Niles, IL       Manufacturing/Administration120,000Leased

Scott................. Alamogordo, NM  Manufacturing/Administration/15,000Leased
                                              Storage

Seaboard.............. Fitchburg, MA   Administrative/Manufacturing260,000 Owned
                       Miami, FL        Manufacturing             90,000 Owned
                       Brentwood, NY         Manufacturing        35,000 Leased
                       Brooklyn, NY          Manufacturing        35,000 Leased
                       Bohemia, NY      Manufacturing             20,000 Leased

SPAI.................. Red Oak, IA      Manufacturing/Administration
                                     (four buildings)            136,500 Owned
                    Coshocton, OH    Manufacturing/Administration 240,000 Owned

Valmark............... Fremont, CA   Manufacturing/Administration  46,000 Leased
                       Fremont, CA   Manufacturing/Administration  15,000 Leased

Viewsonics............ Boca Raton, FL   Administration/Warehouse   15,000 Leased
                       Shanghai, China  Manufacturing              38,000 Leased
               Petersburg, USSR  Administration/Manufacturing       4,000 Leased

Vitelec............... Bordon Hunts, U.K. Administration/Warehouse  9,500 Owned
                       Paris, France    Administration              2,000 Leased

Welcome Home.......... Wilmington, NC   Administration/Storage     18,000 Leased
                                              (two buildings)

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

     Welcome Home also leases approximately 186 retail stores as of December
31, 1996, which range from 2,400 to 4,600 square feet in size. Welcome Home has stores in 41 states in the United States.

     AIM's Sunrise, Florida facility is leased from the former Vice President of AIM, and Merkle-Korff's facilities are leased from the Chairman of Merkle-
Korff. Northern's Liberty Lake, Washington facility is leased from a general partnership consisting of the former owners. The Company believes that the terms of these leases are comparable to those which would have been obtained by the Company had these leases been entered into with an unaffiliated third party.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1996.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) The only authorized, issued and outstanding class of capital stock of the Company is Common Stock. There is no established public trading market for the Company's Common Stock.


(b)  At December 31, 1996, there were 17 record holders of the Company's
     Common Stock.

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

Item 6.  SELECTED FINANCIAL DATA

     The following table presents selected operating, balance sheet and other data of the Company and its subsidiaries as of and for the five years ended
December 31, 1996. The financial data of the Company and its subsidiaries as of and for the years ended December 31, 1992 through 1996 were derived from the consolidated financial statements of the Company and its subsidiaries.

                                           Year Ended December 31,
                                           (Dollars in thousands)
                               1996     1995     1994     1993      1992
Operating data:(1)
Net sales.................. $601,567  $507,311 $424,391 $358,611 $327,321
Cost of sales, excluding
 depreciation..............  375,745   320,653  262,730  221,518  202,215
Gross profit, excluding
 depreciation..............  225,822   186,658  161,661  137,093  125,106
Selling, general and
 administrative expense....  150,951   121,371   97,428   80,496   75,060
Operating income ..........   13,392    32,360   42,944   36,387   22,762
Interest expense...........   63,340    46,974   40,887   41,049   37,024
Interest income ...........   (2,538)   (2,841)  (1,471)  (1,845)    (963)
Income (loss) before income
 taxes, minority interest,
 and extraordinary items...  (47,410)  (11,773)  27,689   (2,817) (13,299)
Income (loss) before extra-
  ordinary items...........  (51,884)   (7,470)  23,741   (3,483) (14,412)
Net income (loss) (2)       $(55,690) $ (7,470)$ 23,741 $(29,675)$(14,412)

Balance sheet data (at end of period):
Cash and cash equivalents   $ 32,797  $ 41,253 $ 56,386 $ 68,273 $  8,886
Working capital...........   123,479   115,387  123,395  121,490   65,694
Total assets..............   681,885   532,384  398,474  338,509  268,674
Long-term debt
(less current portion)...    687,936   513,690  380,966  356,981  262,055
Shareholders' equity (net
 capital deficiency)(3)... $(128,406)$(74,479)$(66,867)$(90,669)$(60,873)

(1) The Company has acquired a diversified group of operating companies over the five year period which significantly affects the comparability of the information shown above.

(2) Net loss in 1993 includes an extraordinary loss of $26,192 related to the Company's refinancing. Net income in 1994 includes a gain from the sale of a partial interest in Welcome Home of $24,161. Net loss in 1995 includes $6,929 of restructuring and non-recurring charges related to Welcome Home. Net loss in 1996 includes compensation expense related to a stock appreciation right and other compensation agreements of $9,822, the loss on the purchase of an affiliate, $4,488, and restructuring charges related to Welcome Home, $8,106, and other non-recurring changes, $4,136.

(3) No cash dividends on the Company's Common Stock have been declared or paid.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Historical Results of Operations

     Summarized below are the historical net sales, operating income and operating margin (as defined below) for each of the Company's business groups for the fiscal years ended December 31, 1996, 1995 and 1994. This discussion should be read in conjunction with the historical consolidated financial statements and the related notes thereto contained elsewhere in this Annual
Report.

     In 1995, The Company's business segments were realigned into five distinct groups. In 1996, Dura-Line was moved from the Consumer and Industrial
Products segment to the Telecommunications Products sgement. Prior period results were also realigned into these new groups in order to provide accurate comparisons between periods.

                                          Year ended December 31,
                                       1996          1995         1994
                                             (dollars in thousands)
Net Sales:
Specialty Printing & Labeling..     $109,587      $ 96,514      $ 82,828
Motors and Gears...............      117,571        54,218        36,854
Telecommunications Products....      132,999        98,777        66,128
Welcome Home...................       81,855        93,166        81,654
Consumer and Industrial Products     159,555       164,636       156,927
    Total .....................     $601,567      $507,311      $424,391

Operating Income (1):
Specialty Printing & Labeling..        7,078      $  8,067      $  5,522
Motors and Gears...............       26,164        12,236         9,484
Telecommunications Products....       12,985        17,774        11,996
Welcome Home...................      (15,975)      (10,066)        7,076
Consumer and Industrial Products      18,446        21,987        22,440
     Total ....................     $ 48,698      $ 49,998      $ 56,518

Operating Margin (2):
Specialty Printing & Labeling..        6.5%          8.4%          6.7%
Motors and Gears...............       22.3%         22.6%         25.7%
Telecommunications Products....        9.8%         18.0%         18.1%
Welcome Home...................      (19.5%)       (10.8)%         8.7%
Consumer and Industrial Products      11.6%         13.4 %        14.3%
Combined (1)...................        8.1%          9.9 %        13.3%

(1) Before corporate overhead of $26,946, the write-off of $4,488 in notes receivable resulting from the Cape Craftsmen acquisition and the charge of $3,872 for a compensation agreement for the year ended December 31, 1996, and corporate overhead of $17,638 and $13,574 for the years ended
     December 31, 1995 and 1994, respectively.  The Telecommunications
     Products' operating income includes the AIM and Cambridge SARA expense of $5,422 for the year ended December 31, 1996, and $400 for the year ended December 31, 1995.

(2)  Operating margin is operating income divided by net sales.

     Specialty Printing & Labeling.  As of December 31, 1996, the Specialty
Printing and Labeling group consisted of SPAI, Valmark, Pamco, and Seaboard.

     1996 Compared to 1995.  Net sales increased $13.1 million or 13.6%.
Sales increased due to the 1996 acquisition of Seaboard, which contributed
$17.8 million in sales. The Seaboard acquisition was offset by sales declines at Valmark, $4.5 million, and Pamco, $.3 million. The sales decline at Valmark is primarily due to lower sales of shielding devices to Apple Computer.

Operating income decreased $1.0 million or 12.2%. The decrease in operating income is due to decreases at SPAI, $.6 million, Valmark, $1.9 million, and Pamco, $.8 million. These decreases were partially offset by the acquisition of Seaboard, which contributed $2.3 million in operating income during 1996.
The decrease in operating income at SPAI is due to higher selling, general and administrative expenses, which should contribute to future sales. The decrease at Valmark is due to lower sales, while the decrease at Pamco is due to lower sales and a lower gross margin stemming from price pressures coupled with higher operating costs. Operating margin decreased from 8.4% to 6.5% due to lower gross margins and increased selling, general and administrative expense mentioned above.

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

     Motors and Gears. As of December 31, 1996, the Motors and Gears group consisted of Imperial, Scott, Gear, Merkle-Korff, and Barber-Colman.

     1996 Compared to 1995. Net sales increased $63.4 million or 116.8%, and operating income increased $14.0 million or 113.8%.

The increase in net sales is partially due to the acquisition of Barber-Colman in March of 1996 which reported sales of $17.6 million from its acquisition date through the end of the year. The group also benefitted from a full year of the results of Merkle-Korff which was purchased in September 1995. Merkle-
Korff had sales of $59.6 million for the full year of 1996 as compared to $14.1 million for the period from the acquisition date to the end of 1995. This accounted for $45.4 million of the current year increase. In addition, Scott's sales increased $.4 million due to higher motor sales.

The increase in operating income was partially attributable to the acquisition of Barber-Colman, which contributed $1.7 million of operating income to the current years results. Also, operating income for the entire year for Merkle-
Korff was $15.2 million as compared to $2.6 million for the period from the acquisition date to the end of 1995. This accounted for $12.6 million of the current year's increase. The above were partially offset by decreases in operating income at Imperial and Gear of $.2 million and $.3 million respectively. Operating margin decreased from 22.6% to 22.3% due to the addition of Barber-Colman, which operates at a lower operating margin than the rest of the group.

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

     Telecommunications Products.  As of December 31, 1996, the
Telecommunications Products group consisted of Dura-Line, AIM, Cambridge,
Johnson, Diversified, Viewsonics, Vitelec, Bond, and Northern.

     1996 Compared to 1995. Net sales increased $34.2 million or 34.6%. The increase in sales was due primarily to the following 1996 acquisitions: Johnson
Components, $16.9 million, Diversified, $13.9 million, Viewsonics, $5.1 million, Vitelec, $2.4 million, and Bond, $3.6 million. Partially offsetting the sales increase were decreased sales of Innerduct at Dura-Line, $5.9 million, and lower sales of connectors at AIM and Cambridge, $.2 million and $.8 million, respectively. The decrease in Innerduct sales at Dura-Line is due to a general market slowdown in the U.S. and U.K. due to uncertainty surrounding the anticipated effects of the Telecom Act. The decreased
Innerduct sales in the U.S. and U.K. were partially offset by increased sales of $10.7 million or 90% in the Czech Republic, where the Czech subsidiary has approximately an 80% share of the Czech market, plus the opening of the Mexico and China operations in 1996, which contributed $1.1 million and $.3 million to net sales, respectively.

Operating income decreased $4.8 million or 27.0%. The decrease in operating income is due primarily to Dura-Line, $5.0 million, and AIM, $4.4 million.
Partially offsetting the decrease in operating income are the 1996 acquisitions: Johnson, $2.9 million, Diversified, $.7 million, Vitelec, $.4 million, and Bond, $.2 million. Cambridge also helped to partially offset the decrease with a $.3 million increase in operating income. The decrease at AIM is due to increased compensation expense of $5.0 million related to a Stock
Appreciation Rights Agreement ("SARA") (see footnote 21).  The decrease at
Dura-Line is due to lower sales coupled with increased operating costs related to Dura-Line's global expansion, $1.9 million. Excluding AIM's SARA expense, operating income for the group would have increased $.3 million or 1.7%.

In addition to the effect of AIM's SARA expense, the decline in the group's operating margin is partially attributable to (1) the acquisition of Diversified, which operates at a lower margin as compared to other companies in the group, and (2) a lower margin at Dura-Line due to higher operating costs primarily associated with international expansion.

     1995 Compared to 1994.  Net sales increased $32.7 million or 49.4%.
Operating income increased $5.8 million or 48.2%. The sales increase was due to increased sales of Innerduct at Dura-Line, $31.2 million, primarily due to a full year of operations at the Company's facility in the Czech Republic, as well as increased connector sales at Aim, $1.5 million. The increase in operating income is due entirely to increased sales at Dura-Line. The operating margin remained consistent at 18.0%.


     Welcome Home.  (See Footnote 3 in the Consolidated Financial Statements.)

     1996 Compared to 1995. Sales decreased $11.3 million or 12.1%. The decrease in sales is due to a downturn in outlet mall traffic and the closing of 26 stores in 1996 related to the company's reorganization efforts.
Operating income decreased $5.9 million or 58.7% due to lower sales, higher operating costs, and non-recurring restructuring charges. The decrease in operating income caused by the above factors was partially offset by an improvement in the gross margin to 40.5% from 38.3% stemming from less markdowns in 1996. The operating margin decreased from (10.8%) to (19.5%).

On January 21, 1997, Welcome Home filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States code in the United
States Bankruptcy Court for the Southern District of New York ("Bankruptcy
Court").

     1995 Compared to 1994.  Net sales increased $11.5 million or 14.1%.
Operating income decreased $17.1 million when 1995 is compared to 1994. The increase in net sales was due to 26 net additional stores in 1995. The decrease in operating income was due to the restructuring and other non-recur ring charges of $6.9 million, an 8.1% decrease in same store sales, increased markdowns leading to a lower gross profit and higher corporate expenses. The above items also negatively impacted operating margin which dropped to -10.8% from 8.7%.

     Consumer and Industrial Products. As of December 31, 1996, the Consumer and Industrial Products group consisted of DACCO, Sate-Lite, Riverside, Dura-
Line, Parsons, Hudson, Beemak, Cape, and Paw Print.

     1996 Compared to 1995. Net sales decreased $5.1 million or 3.1%. The decrease in net sales is due to decreased scrap sales at DACCO, $1.0 million, lower sales of (a) mag wheels to bicycle manufacturers, $.8 million, (b) emergency warning triangles, $.4 million, and (c) colorants to the thermoplastics industry, $.3 million at Sate-Lite, decreased sales of bibles and religious books, $4.8 million, and contract distribution sales, $4.1 million at Riverside, decreased lock sales at Hudson, $.7 million, and lower
POG sales at Beemak, $2.5 million. Partially offsetting the decrease in net sales are the acquisitions of Cape and Paw Print, which contributed sales of $1.3 million and $1.6 million during 1996, respectively, increased sales of rebuilt converters and other hard parts at DACCO, $4.8 million, and $1.2 million, respectively, and increased sales of titanium parts at Parsons, $1.1 million.

The sales decreases are due to (a) industry buying trends, uncertainty surrounding safety regulations, and price competition from competitors at Sate-
Lite (b) increased competition coupled with a downturn in the religious market at Riverside, and (c) a new IBM product line in 1995 coupled with lower 1996 sales to Kryptonite at Hudson. Sales of POGS at Beemak during 1995 are isolated to that year, when Beemak took advantage of the short-lived interest in POGS. Sales increases at DACCO are due primarily to the company's strong market presence and good market conditions in general, while sales increases at Parsons are due to strong Boeing activity.

Operating income decreased $3.5 million or 16.1%. The decrease in operating income is due to lower operating income at: Sate-Lite, $.8 million, Riverside, $2.5 million, Hudson, $1.3 million, and Beemak, $1.0 million. These decreases are partially offset by increased operating income at DACCO, $2.0 million, and Parsons, $.8 million. The decreases in operating income are due to lower sales as well as certain non-recurring charges at Sate-Lite and Beemak, $1.0 million collectively, higher operating costs at Riverside, and compensation expense related to a stock appreciation right plan at Hudson, $.5 million. Increased operating income at DACCO was due to higher sales and steady margins, while operating income at Parsons increased due to higher sales and a higher gross margin. The decrease in the operating margin is driven by overall lower sales and the effect of non-recurring charges.

     1995 Compared to 1994.  Net sales increased $7.7 million or 4.9%.
Operating income decreased $.5 million or 2.2%. The sales increase was due to higher sales of rebuilt converters and other parts at DACCO, $1.0 million, and $1.6 million, respectively; foreign bicycle sales at Sate-Lite, $.2 million;
books, audio tapes and music, and contract distribution at Riverside, $.1 million, $.4 million, and $2.4 million, respectively; titanium and fabricated parts at Parsons, $1.8 million, and $.2 million, respectively; and POGS and fabricated products at Beemak, $2.0 million and $.5 million, respectively.
These increases were partially offset by a decrease in domestic bicycle sales at Sate-Lite, $3.1 million. Operating margin was decreased to 13.4% from 14.3% primarily due to higher operating costs at Riverside and lower margins on POG sales at Beemak.

     Consolidated Operating Results.  (see Consolidated Statements of
Operations).

     1996 Compared to 1995. Consolidated net sales increased $94.3 million or 18.6%. The increase is primarily due to the 1996 acquisitions of Seaboard in the Specialty Printing and Labeling group, Johnson, Diversified, Viewsonics,
Vitelec, and Bond in the Telecommunications Products group, Barber-Colman in the Motors and Gears group, and Cape and Paw Print in the Consumer and Industrial Products group. Sales also increased from the benefit of a full year of sales at Merkle-Korff, increased sales of rebuilt converters and other hard parts at DACCO, and increased sales of titanium parts to Boeing at Parsons. Partially offsetting the sales increases were lower sales at Welcome
Home, decreased sales of shielding devices to Apple Computer at Valmark, lower sales of Innerduct at Dura-Line, and lower sales of connectors at AIM and Cambridge.

Operating income decreased $19.0 million or 58.8%.  The decrease is primarily due to increased corporate expenses, the write-off in notes receivable related to the Cape acquisition, higher compensation expense related to compensation agreements and stock appreciation rights plans at AIM, Cambridge, and Hudson,
$9.4 million, collectively, lower sales and increased global expansion costs at Dura-Line, lower sales at Valmark, lower sales due to store closings and increased restructuring charges at Welcome Home, lower sales and higher operating costs at Riverside, and certain non-recurring charges at Beemak and
Sate-Lite.  These decreases were partially offset by the 1996 acquisitions, a full year of operations at Merkle-Korff, increased operating income at DACCO due to higher sales, and higher operating income at Parsons due to higher
Boeing sales.  Consolidated operating margin decreased to 2.2% from 6.4% due
to the above factors.   If the decrease in operating income at Welcome Home,
$5.9 million, the increase in compensation expense related to SARA and other compensation agreements, $9.4 million, the loss on the purchase of Cape
Craftsmen, $4.5 million, and other non-recurring changes of $4.1 million are excluded from the above analysis, operating income would have increased $4.9 million or 15.1%.

Interest expense increased $16.4 million or 34.8% primarily due to increased revolver borrowings at the corporate level as well as Welcome Home and the inclusion of a full year of interest on Merkle-Korff debt and interest on the Motors and Gears, Inc. Senior Notes issued in 1996.

Interest income decreased $.3 million or 10.6% due to lower average cash balances stemming primarily from 1996 acquisition activity.

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

Liquidity and Capital Resources

     The Company had approximately $123.5 million of working capital at the end of 1996 compared to approximately $115.4 million at the end of 1995. The increase in working capital from 1995 to 1996 was primarily due to higher receivables, inventory, and other current assets of $17.0 million, $23.9 million, and $2.1 million, respectively, lower accounts payable, $2.0 million, and lower current portion of long-term debt, $2.7 million. These increases in working capital are partially offset by higher accrued expenses, $26.1 million, higher taxes payable, $3.6 million, increased other current liabilities of $1.4 million, and decreased cash balances of $8.5 million.

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

     Management expects continued growth in net sales and operating income in 1996. Capital spending levels in 1997 are anticipated to be consistent with 1996 levels and, along with working capital requirements, will be financed internally out of operating cash flow. Operating margins and operating cash flow are expected to be favorably impacted by ongoing cost reduction programs, improved efficiencies and sales growth. Management believes that the Company's cash on hand and anticipated funds from operations will be sufficient to cover its working capital, capital expenditures, debt service requirements and other fixed charges obligations for at least the next 12 months.

     The Company's net cash provided by operating activities for the year ended December 31, 1996, increased $6.9 million versus the same period in 1995.
The increase in cash provided by operating activities is due to an increase in restructuring charges, $2.2 million, an increase in depreciation and amortization, $8.8 million, an increase in the amortization of deferred financing costs, $1.3 million, an increase in the provision for income taxes, $6.4 million, a loss on the acquisition of an affiliate in 1996, $4.5 million, a decrease in minority interest of $1.9 million, an extraordinary loss in 1996, $3.8 million, an increase in non-cash interest, $1.3 million, a decrease in accounts receivable, $22.0 million, a decrease in inventories, $6.2 million, a lower increase in non-current assets, $.9 million, and a lower decrease in other, $.1 million. These increases in operating cash flow were partially offset by an increase in the operating loss, $48.2 million, a higher increase in prepaids and other current assets, $.7 million, a lower increase in current liabilities, $1.4 million, the absence of non-cash, non-recurring charges, $1.0 million, and a decrease in non-current liabilities, $1.2 million.

     The net cash used in investing activities for the year ended December 31, 1996, increased $30.0 million versus the same period in 1995. The increase in the net cash used in investing activities is due to increased capital expenditures, $2.1 million, the absence of proceeds from asset sale, $.7 million, and increased acquisition of subsidiaries, $48.2 million. These increases were partially offset by lower notes receivable from affiliates, $8.2 million, higher cash acquired in the purchase of subsidiaries, $5.2 million, lower acquisition of minority interest and other, $6.0 million, and the absence of an investment in Fannie May Holdings, $1.7 million.

     The net cash provided by financing activities for the year ended December
31, 1996, increased $30.1 million versus the same period in 1995. The increase in net cash provided by financing activities is due to proceeds from the issuance of Senior Notes at Motors and Gears, Inc., $170.0 million, an increase in proceeds from revolving credit facilities, net, $33.7 million, and an increase in other borrowing, $.6 million. These increases are offset by decreases in proceeds of debt issuances at SPL Holdings and MK Holdings, $20.0 million and $52.5 million, respectively, an increase in payment of financing costs, $9.5 million, and an increase in the repayment of long-term debt, $92.1 million.

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











Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              Page No.


     Reports of Independent Auditors ..................         30

     Consolidated Balance Sheets as of December 31,
         1996 and 1995.................................         33

     Consolidated Statements of Operations for the
         years ended December 31, 1996, 1995 and 1994..         34

     Consolidated Statements of Changes in
         Shareholders' Equity (Net Capital Deficiency)
         for the years ended December 31, 1996, 1995
         and 1994......................................         35

     Consolidated Statements of Cash Flows for the
         years ended December 31, 1996, 1995 and 1994..         36

     Notes to Consolidated Financial Statements........         38


Report of Independent Auditors



The Board of Directors and Shareholders
Jordan Industries, Inc.


We have audited the accompanying consolidated balance sheets of Jordan
Industries, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1996.
Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the financial statements of certain subsidiaries whose statements reflect total assets constituting 5% in 1996, and net sales constituting 3% in 1996 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, are based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jordan Industries, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                              /s/ Ernst & Young LLP
                              Ernst & Young LLP


Chicago, Illinois
March 27, 1997







                  INDEPENDENT AUDITOR'S REPORT




Board of Directors
Paw Print Mailing List Services, Inc.
Elk Grove Village, Illinois



We have audited the accompanying balance sheet of PAW PRINT MAILING LIST
SERVICES, INC. as of December 31, 1996, and the related statements of loss and accumulated deficit and cash flows for the period from November 9, 1996
(inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PAW PRINT MAILING LIST
SERVICES, INC. as of December 31, 1996, and the results of its operations and its cash flows for the period from November 9, 1996 (inception) through December 31, 1996 in conformity with generally accepted accounting principles.


                               /s/ Blackman Kallick Bartelstein, LLP
                                 BLACKMAN KALLICK BARTELSTEIN, LLP



February 11, 1997





                  INDEPENDENT AUDITORS' REPORT




Board of Directors
Diversified Wire & Cable, Inc.
Troy, Michigan


We have audited the accompanying balance sheet of Diversified Wire & Cable, Inc., as of December 31, 1996 and the related statement of operations, changes in stockholders' equity and cash flows for the period June 25, 1996
(Commencement of Operations) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Wire & Cable, Inc.
as of December 31, 1996, and the results of its operations, the changes in stockholders' equity and its cash flows for the period June 25, 1996 through December 31, 1996 in conformity with generally accepted accounting principles.





                               /s/ Mellen, Smith & Pivoz, P.C.
                              MELLEN, SMITH & PIVOZ, P.C.



February 13, 1997
                     JORDAN INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

                                                         December 31,
                                                    1996            1995
     ASSETS
Current assets:
  Cash and cash equivalents                     $  32,797      $ 41,253
  Accounts receivable, net of allowance
     of $2,683 and $1,306 in 1996 and 1995,
     respectively                                  89,301        72,324
  Inventories                                    108,132        84,259
  Prepaid expenses and other current assets        9,703         7,566
     Total current assets                        239,933       205,402

Property, plant and equipment, net               111,040        91,422
Investments in and advances to affiliates         14,222        23,087
Goodwill, net                                    266,436       183,441
Other assets                                      50,254        29,032
     Total Assets                              $ 681,885      $532,384

     LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
  Notes payable and lines of credit            $     856      $    526
  Accounts payable                                47,036        49,086
  Accrued liabilities                             57,910        26,867
  Advance deposits                                 1,900         1,830
  Current portion of long-term debt                8,752        11,705
     Total current liabilities                   116,454        90,015

Long-term debt                                   687,936       513,690
Other noncurrent liabilities                       3,572         2,402
Deferred income taxes                              1,444            -
Minority interest                                    885           757

Shareholders' equity (net capital deficiency):
  7% cumulative preferred stock at liquidation
    value of $10,000 per share:
    issued and outstanding - 187.5 shares         1,875         1,875
  Common stock $.01 par value:
    authorized - 100,000 shares
    issued and outstanding - 95,001 shares
     in 1996 and 93,501 shares in 1995                1             1
  Additional paid-in capital                      2,557         1,097
  Note receivable from officer                   (1,460)           -
  Retained earnings (accumulated deficit)      (131,379)      (77,452)
     Total shareholders' equity (net capital
      deficiency)                              (128,406)      (74,479)
     Total Liabilities and Shareholders' Equity
      (Net Capital Deficiency)                $ 681,885      $532,384


                     See accompanying notes.





                     JORDAN INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                     (dollars in thousands)

                                             Year ended December 31,
                                             1996      1995      1994

Net sales                                   $601,567  $507,311  $424,391
Cost of sales, excluding depreciation        375,745   320,653   262,730
Selling, general and administrative expense  150,951   121,371    97,428

Depreciation                                  18,939    12,891    10,568
Amortization of goodwill and other
  intangibles                                 11,499     8,793     8,531
Stock appreciation right and compensation
  agreements                                   9,822     400       -
Loss on purchase of an affiliated company      4,488       -       -
Management fees and other                      4,489     3,914     2,190
Restructuring charges                          8,106     5,913         -
Other non-recurring charges                    4,136     1,016         -
  Operating income                            13,392    32,360    42,944

Other (income) and expenses:
     Interest expense                         63,340    46,974    40,887
     Interest income                          (2,538)   (2,841)   (1,042)
     Interest income from affiliate                -       -        (429)
     Gain on sale of a partial interest
      in a subsidiary                              -         -   (24,161)
        Total other expenses                  60,802    44,133    15,255

(Loss) income before income taxes, minority
  interest, and extraordinary item           (47,410)  (11,773)   27,689
Provision (benefit) for income taxes           4,415    (2,446)    1,332
(Loss) income before minority interest and
  extraordinary item                         (51,825)   (9,327)   26,357
Minority interest                                 59    (1,857)    2,616
(Loss) income before extraordinary item      (51,884)   (7,470)   23,741
Extraordinary loss                             3,806         -         -
  Net (loss) income                        $(55,690)  $(7,470) $ 23,741


                     See accompanying notes.







                     JORDAN INDUSTRIES, INC.
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     (NET CAPITAL DEFICIENCY)
                     (dollars in thousands)

                                                                                   Total
                                                                                   Share-
                                       7% Cumulative                                                       Retained   holders'
                                       Preferred Stock          Common Stock                   Note      Earnings   Equity
                                                                                 Additional   Receivable (Accumu-   (Net Cap-
                                     Number of              Number of              Paid-in      from      lated     ital Def-
                                     Shares     Amount       Shares     Amount    Capital     officer    Deficit)  iciency)

Balance at January 1, 1994           187.5       $1,875      93,501       $1       $1,097        -       $(93,642) $(90,669)
     Net loss                           -           -          -           -           -         -        (23,741)  (23,741)
     Cumulative translation
      adjustment                        -           -          -           -           -         -            201       201
     Dividends declared on
      preferred stock of
      subsidiary                        -           -          -           -           -         -           (140)     (140)

Balance at December 31, 1994         187.5        1,875      93,501        1        1,097        -        (69,840)  (66,867)
     Net Income                         -           -          -           -          -          -         (7,470)   (7,470)
     Cumulative translation
      adjustment                        -           -          -           -          -          -            (97)      (97)
     Dividends declared on
       preferred stock of
       subsidiary                       -           -          -           -          -          -            (45)      (45)

Balance at December 31, 1995         187.5        1,875      93,501        1        1,097        -        (77,452)  (74,479)
     Net loss                           -           -          -           -          -          -        (55,690)  (55,690)
     Cumulative translation
      adjustment                        -           -          -           -          -          -          1,763     1,763
     Common stock issuance              -           -         1,500        -        1,460     (1,460)        -        -
Balance at December 31, 1996         187.5       $1,875      95,001       $1       $2,557   $ (1,460)   $(131,379)$(128,406)

                     See accompanying notes.


                     JORDAN INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)

                                                   Year Ended December 31,
                                                  1996      1995      1994
Cash flows from operating activities:
  Net (loss) income                           $ (55,690) $( 7,470) $23,741
   Adjustments to reconcile net (loss) income
      to net cash provided by operating
      activities:
         Gain on sale of a partial interest
          in a subsidiary                             -        -  (24,161)
         Restructuring charges                    8,106   5,913         -
         Other non-recurring charges                  -   1,016         -
         Amortization of deferred financing
          costs                                   3,001   1,743     1,405
         Depreciation and amortization           30,438  21,684    19,099
         Provision for (Benefit from)
          deferred income taxes                   2,184  (4,247)    (962)
        Loss on acquisition of affiliated
         company                                  4,488       -      -
         Minority interest                           59  (1,857)   2,616
        Extraordinary loss                        3,806       -      -
         Non-cash interest                       11,987  10,694    9,544
   Changes in operating assets and
      liabilities (net of acquisitions):
         Accounts receivable                     13,894  (8,084)  (6,362)
         Inventories                                796  (5,430) (13,394)
         Prepaid expenses and other current
          assets                                   (851)   (170)  (1,317)
         Non-current assets                      (1,071) (2,020)  (2,495)
         Accounts payable, accrued liabilities,
          and other current liabilities           2,560   3,856    9,247
         Advance deposits                            69     169      303
         Non-current liabilities                   (526)    679        -
         Other                                     (146)   (266)     (82)

Net cash provided by operating activities        23,104  16,210   17,182

Cash flows from investing activities:
 Capital expenditures                           (17,395) (15,276) (12,112)
 Notes receivable from affiliates                (5,263) (13,424)  (2,254)
 Acquisitions of subsidiaries                  (150,360)(102,125) (35,872)
 Cash acquired in purchase of subsidiaries        5,869      696      953
 Net proceeds from sale of a partial interest
  in a subsidiary                                    -         -   26,544
 Acquisitions of minority interests and other      (81)   (6,117)  (2,143)
 Investment in Fannie May Holdings                   -    (1,722)       -
 Proceeds from asset sale                            -       732        -
Net cash (used in) investing activities       (167,230) (137,236) (24,884)

                 (Continued on following page.)
                     See accompanying notes.




                     JORDAN INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)

                           (continued)


                                                 Year Ended December 31,
                                                1996       1995       1994
Cash flows from financing activities:
  Proceeds of debt issuance - SPL Holdings,
    Inc.                                     $ 13,000    $ 33,000    $     -
  Proceeds of debt issuance - MK Holdings,
    Inc.                                       20,000      72,500          -
 Proceeds of debt issuance - Motors and
    Gears, Inc.                               170,000           -          -
  Proceeds from revolving credit facilities,
    net                                        40,909       7,213          -
  Payment of financing costs                  (11,858)     (2,322)    (1,561)
  Repayment of long-term debt                 (98,143)     (6,020)    (2,624)
  Other borrowing                               2,107       1,522          -

Net cash provided by (used in) financing
 activities                                   136,015     105,893     (4,185)

Foreign currency translation                     (345)         -          -
Net (decrease) increase in cash and cash
  equivalents                                  (8,456)   (15,133)    (11,887)
Cash and cash equivalents at beginning
  of year                                      41,253     56,386      68,273
Cash and cash equivalents at end of year     $ 32,797   $ 41,253    $ 56,386

Supplemental disclosures of cash flow
 information:

     Cash paid during the year for:

         Interest                            $45,563   $ 33,360      $ 29,839
         Income taxes, net                   $ 2,603   $  1,801      $  2,213

     Noncash investing activities:

         Capital leases                      $ 5,543   $ 19,151      $  7,422



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

The Company's business is divided into five groups. The Specialty Printing and Labeling group consists of Sales Promotion Associates, Inc. ("SPAI"), Valmark Industries, Inc. ("Valmark"), Pamco Printed Tape and Label Co., Inc. ("Pamco") and Seaboard Folding Box, Inc. ("Seaboard"). The Motors and Gears group consists of The Imperial Electric Company ("Imperial") and its subsidiaries, The Scott Motors Company ("Scott") and Gear Research, Inc. ("Gear"), and Merkle-Korff Industries, Inc. ("Merkle-Korff"), which consists of Merkle-Korff, Inc. and Barber-Colman Motors, Inc. ("Barber-Colman"). The Telecommunications Products Group consists of Dura-Line Corporation ("Dura-Line"), AIM Electronics Corporation ("AIM"), Cambridge Products Corporation ("Cambridge"), Johnson Components, Inc. ("Johnson"), Diversified Wire and Cable, Inc. ("Diversified"), Viewsonics, Inc. ("Viewsonics"), Vitelec Electronics Ltd. ("Vitelec"), Bond Holdings, Inc. ("Bond"), and Northern Technologies, Inc. ("Northern"). Welcome Home, Inc. ("Welcome Home") is managed on a stand-alone basis and the remaining businesses comprise the Company's Consumer and Industrial Products group. This group consists of DACCO, Incorporated ("DACCO"), Sate-Lite Manufacturing Company ("Sate-Lite"), Riverside Book and Bible House, Inc. ("Riverside"), Parsons Precision Products, Inc. ("Parsons"), Hudson Lock, Inc. ("Hudson"), Beemak Plastics, Inc. ("Beemak"), Cape Craftsmen, Inc. ("Cape"), and Paw Print Mailing Services, Inc. ("Paw Print"). All of the foregoing corporations are collectively referred to herein as the "Subsidiaries," and individually as a "Subsidiary."

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




                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)


     Depreciation and amortization

Property, plant and equipment - Depreciation and amortization of property, plant and equipment is calculated using estimated useful lives, or over the life of the underlying leases, if less, using the straight-line method.

The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

               Machinery and equipment       3-10 years
               Buildings and improvements    7-35 years
               Furniture & fixtures          5-10 years
               Leaseholds                    Life of Lease

Goodwill - Goodwill is being amortized on the straight-line basis over periods ranging from 15 to 40 years. Goodwill at December 31, 1996 and 1995 is net of accumulated amortization of $22,765, and $15,845, respectively.

     Other assets

Patents are amortized over the remainder of their legal lives, which approximate their useful lives, on the straight-line basis. Deferred financing costs amounting to $23,008 and $9,703, net of accumulated amortization of $6,317 and $3,686 at December 31, 1996 and 1995, respectively, are amortized over the terms of the loans or, if shorter, the period such loans are expected to be outstanding. Non-compete covenants and customer lists amounting to $9,518 and $5,705, net of accumulated amortization of $44,626 and $42,648 at December 31, 1996 and 1995, respectively, are amortized on the straight-line basis over their estimated useful lives, ranging from three to ten years. Organizational costs are amortized over five years.

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

The Company adopted the provisions of FAS 121 in the fourth quarter of 1995. Accordingly, the Company evaluated the ongoing value of its long-lived assets as of December 31, 1996, and December 31, 1995. It was determined that in 1995, Welcome Home had certain leasehold improvements and furniture and fixtures located in unprofitable stores with carrying values of $1,016 that were impaired and that given the nature of such items, their estimated fair

                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)

value was insignificant. Accordingly, Welcome Home recorded an impairment loss on such assets in the fourth quarter of 1995 of $1,016. This amount is included in "other non-recurring charges" in the 1995 consolidated statement of operations. The Company determined that an impairment loss was not incurred on long-lived assets for the year ended December 31, 1996, and therefore no such loss has been recorded during 1996. See Note 4 related to the Welcome Home restructuring.

     Income taxes

The Company provides for deferred income taxes as temporary differences arise in recording income and expenses between financial reporting and tax reporting. The Company has not provided for U.S. Federal and State Income Taxes on undistributed earnings of foreign subsidiaries to the extent the undistributed earnings are considered to be permanently reinvested.

     Cash and cash equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

At December 31, 1996, the Company's cash balance included $1,550 which is being held as collateral with respect to a capital lease. A certain cash balance is required to remain intact throughout the term of the lease which expires on November 17, 1998. An additional $3,000 is being held as collateral with regard to the Company's investment in Fannie May.

     Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassification

Certain amounts in the 1995 financial statements have been reclassified to conform with the presentation in 1996.

     Realignment of segment reporting

In 1995, The Company's business segments were realigned into five distinct groups. In 1996, Dura-Line was moved from the Consumer and Industrial Products segment to the Telecommunications Products segment. Prior period results were also realigned into these new groups in order to provide accurate comparisons between periods.


Note 3 - Welcome Home Chapter 11 Filing

On January 21, 1997, Welcome Home filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States code in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court"). In Chapter 11, Welcome Home will continue to manage its affairs and operate its business as a debtor-in-possession while it develops a reorganization plan that will restructure its operations and allow it to emerge from Chapter 11. As a debtor-in-possession in Chapter 11, Welcome Home may not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court.

Subsequent to the filing, Welcome Home reached an agreement with Fleet Capital Corporation to provide secured debtor-in-possession financing in the form of a credit facility. The credit facility provides for borrowings dependent upon Welcome Home's level of inventory with maximum borrowings of $12,750. The agreement grants a security interest in substantially all assets. Advances under the facility bear interest at the prime rate plus 1.5%. The agreement will terminate on March 31, 1998.

As a result of Welcome Home's Chapter 11 filing, the Company no longer has the ability to control the operations and financial affairs of Welcome Home. Accordingly, the Company will no longer consolidate Welcome Home in its financial statements as of January 21, 1997, the date of the filing.

The operating results of Welcome Home included in the consolidated results of the Company over the last three years are as follows:

                                          Year Ended December 31,
                                         1996           1995      1994
     Net sales                         $ 81,855       $ 93,166   $81,654
     Operating income                  $(15,975)      $(10,066)  $ 7,076
     Income (loss) before income taxes $(18,154)      $(11,586)  $ 4,836

The assets and liabilities of Welcome Home included in the consolidated results of the Company at December 31, 1996 is as follows:

                                        December 31, 1996
     Cash and cash equivalents              $   612
     Inventories                             16,291
     Prepaids and other assets                  575
     Property and equipment, net              8,563
     Other assets                               222
          Total assets                     $ 26,263

     Accounts payable                         4,104
     Accrued expenses                         7,723
     Intercompany payable to the Company     15,622
     Credit line                             10,123
     Capital leases                             927
          Total liabilities                  38,499

     Excess of liabilities over assets
       at December 31, 1996                  12,236
     Elimination of intercompany payables   (15,622)
     Net assets included at December 31, 1996 $  3,386

The amounts listed in the table do not reflect any adjustments resulting from the Welcome Home bankruptcy filings. Certain items, however, would be significantly impacted by a liquidation of Welcome Home. The ultimate disposition of the amounts are not expected to be finalized until the resolution of the Welcome Home bankruptcy proceedings, the timing of which cannot currently be estimated.

Cape Craftsmen, a consolidated subsidiary of the Company, would also be adversely affected by a liquidation of Welcome Home. Currently 77% of Cape's sales are to Welcome Home. Net assets included in the consolidated financial statements are $2.4 million after intercompany eliminations.

Note 4 - Restructuring charges

In the fourth quarter of 1995, Welcome Home adopted a restructuring plan which has continued into 1996. The major elements of the plan include a change in Welcome Home's merchandising strategy and the liquidation of merchandise which is not consistent with that strategy, closing unprofitable stores, and strengthening the Company's executive management team and information systems as necessary to successfully implement the above strategies.

In 1995, Welcome Home recorded the following restructuring charges:

     (i) A charge of $2,379 against its inventory to reflect the reduction in the value of items owned as of December 31, 1995 which management determined did not fit with Welcome Home's strategy and, accordingly, were liquidated at reduced prices in 1996.

     (ii) A charge of $2,816 against its recorded investment in its information systems as of December 31, 1995. Management determined that these systems would not support its merchandising and other strategies and, therefore, replaced these systems in 1996.

     (iii) A charge of $526 to reflect the cost of planned store closings in 1996, representing primarily its recorded investment in the related furniture, fixtures and leasehold improvements.

     (iv) A charge and accrued liability of $192 related to payments due to a former executive in accordance with its employment and severance agreement with that individual.

Restructuring charges incurred in 1996 were primarily due to store closings.
In the fourth quarter of 1996, Welcome Home recorded restructuring charges of $8,106, of which $872 related to employee contracts, $4,266 related to leases and inventory, and $2,968 related to its investment in furniture, fixtures, and leasehold improvements.

See Note 3 for further discussion of Welcome Home.


                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)


Note 5 - Inventories

Inventories consist of:
                                                    Dec. 31,      Dec. 31,
                                                      1996          1995

   Raw materials                                   $ 26,682       $24,251
   Work-in-process                                   12,274         5,968
   Finished goods                                    69,176        54,040
                                                   $108,132       $84,259

Note 6 - Property, plant and equipment

Property, plant and equipment, at cost, consists of:

                                                    Dec. 31,      Dec. 31,
                                                      1996          1995
  Land                                             $  5,079      $  4,365
  Machinery and equipment                           136,298       105,188
  Buildings and improvements                         38,458        33,844
  Furniture and fixtures                             25,851        18,995
                                                    205,686       162,392
  Accumulated depreciation and
    amortization                                    (94,646)      (70,970)
                                                   $111,040      $ 91,422

Note 7 - Notes receivable from affiliates and investment in affiliate

On July 29, 1996, the Company acquired the stock of Cape Craftsmen, Inc. ("Cape Craftsmen") in exchange for $12,128 of notes receivable from Cape Craftsmen. Since the Company and Cape Craftsmen have common ownership, the net assets of Cape Craftsmen were recorded at the historical basis, $7,640, and resulted in a non-cash loss of $4,488.

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

Fannie May's Chief Executive Officer is Mr. Quinn, and its stockholders include

                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)

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

On July 29, 1996, Mr. Jordan purchased $2,000 of the Fannie May Subordinated Notes from the Company at face value plus accrued interest.

Note 8 - Accrued liabilities

Accrued liabilities consist of:                Dec. 31,          Dec. 31,
                                                 1996              1995
   Accrued vacation                             $2,276           $ 1,516
   Accrued income taxes                          5,470             1,874
   Accrued other taxes                           1,179             1,777
   Accrued commissions                           2,411             1,025
   Accrued interest payable                     15,064            13,152
   Accrued payroll and payroll taxes             4,458             2,621
   Accrued stock appreciation rights
    and preferred stock payments                 7,127              -
   Restructuring reserve                         4,906              -
   Insurance reserve                             2,791              -
   Accrued other expenses                       12,228             4,902
                                               $57,910           $26,867

Note 9 - Operating leases

Certain subsidiaries lease land, buildings, and equipment under noncancellable operating leases.

Total minimum rental commitments under noncancellable operating leases at December 31, 1996 are:

               1997                            $13,704
               1998                             12,146
               1999                             10,466
               2000                              8,370
               2001                              6,150
              Thereafter                        15,686
                                               $66,522

Rental expense amounted to $14,808, $11,378 and $8,173 for 1996, 1995 and 1994,
respectively. The 1996 increase relates primarily to international expansion at Dura-Line and additional companies purchased in 1996.

Note 10 - Benefit plans

Certain subsidiaries of the Company have defined benefit pension plans. The total expense for these plans amounted to $127 and $117 in 1996 and 1995,

                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)

respectively. The subsidiaries make contributions to the plans equal to the amounts determined by accepted actuarial methods for the defined benefit plans and on a cents-per-hour basis for plans covering certain hourly employees.

Plan benefits are generally based on years of service and employee compensation during the last years of employment.

The following table sets forth the status of the defined benefit plans of the
Company:
                                                       Year Ended
                                                       December 31,
                                                     1996      1995
   Actuarial present value of benefit obligations:
               Vested                                $2,028     $2,351
          Non-vested                                      6         18

     Accumulated benefit obligation                   2,034      2,369
     Effect of future salary growth                     612        570

     Total projected benefit obligation               2,646      2,939

     Assets relating to such benefits:
       Market value of funded assets,
         primarily invested in money
         market and equity securities                 2,306      2,392
     Underfunded projected
        benefit obligation                             (340)      (547)

     Net deferral                                      (334)      (163)
     Pension liability recorded
       as a long-term liability                      $ (674)    $ (710)

The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation range from 6.5%-7.25% in 1996 and 6%- 7.25% in 1995. The assumed long-term rates of return on plan assets range from 7.5%-7.75% in 1996 and 1995. The assumed rates of compensation increase range from 3.8%-4.0% in 1996 and 1995.

In January 1993 the Company established the Jordan Industries, Inc. 401(k) Savings Plan ("the Plan"), a defined-contribution plan. The Plan covers substantially all employees of the Company. Contributions to the Plan are discretionary and totaled $450 in 1996 and $152 in 1995.

Note 11 - Debt

Long-term debt consists of:
                                                  Dec. 31,        Dec. 31,
                                                    1996            1995
  Revolving Credit Facilities (A)                $ 56,622        $ 15,713
  Notes payable (B)                                 2,199           1,907
  Subordinated promissory notes (C)                19,100          13,000
  Capital lease obligations (D)                    27,494          26,295

                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)


  Bank Term Loans (E)                              36,037          94,375
  Senior Notes (F)                                445,000         275,000
  Senior Subordinated Discount Debentures (G)     111,092          99,105
                                                  697,544         525,395
  Less current portion                              9,608          11,705

                                                 $687,936        $513,690

Aggregate maturities of long-term debt at December 31, 1996 are as follows:

                     1997                       $  9,608
                     1998                         25,898
                     1999                         45,688
                     2000                         20,965
                     2001                         25,701
                   Thereafter                    569,684
                                                $697,544

A At December 31, 1996, the Company had borrowings outstanding on lines of credit totaling $56,622. The borrowings were at Jordan Industries, Inc., $34,000, Welcome Home, $10,122, and SPL Holdings, $12,500.

          On July 31, 1996, Jordan Industries, Inc. amended and restated its revolving credit facility with the First National Bank of Boston and other banks, increasing the facility amount from $50,000 to $85,000. The facility, which matures on June 29, 1999, will be used for working capital and acquisitions over the term of the loan. At December 31, 1996, Jordan Industries, Inc. had outstanding borrowings of $34,000. The applicable interest rate at December 31, 1996, was 8.75%. The facility is secured by substantially all of the assets of the Restricted Subsidiaries, excluding Welcome Home. The Company must comply with certain financial covenants as specified in the revolver agreement, and at December 31, 1996, the Company is in compliance with such covenants.

          In May of 1995, Welcome Home entered into a Loan and Security Agreement with Shawmut Capital Corporation. The credit facility under this agreement provides for borrowings of up to 65% of Welcome Home's Eligible Inventory, with a maximum borrowing of $20,000. At December 31, 1996, Welcome Home had outstanding borrowings of $10,122, which carried a weighted average interest rate of 8.2%. The facility is secured by substantially all of Welcome Home's assets. At December 31, 1996, Welcome Home was in violation of certain financial covenants, however, the lender has waived this violation in connection with the debtor in possession financing.

          In August 1995, SPL established a Revolving Credit Facility (the "Revolver") with The First National Bank of Boston. In May of 1996, the Revolver was amended and restated and available borrowings increased from $20,000 to $27,000. The aggregate outstanding amount at December 31, 1996, was $12,500. This facility bears interest at the Libor rate plus 2.75% payable on a 30, 60, or 90 day basis. The facility is secured by all of the assets of SPL. The applicable interest rate at December 31, 1996, was 9.75%. The Company must comply with certain financial covenants as specified in the revolver agreement, and at December 31, 1996, the Company is in compliance with such covenants.

          Motors and Gears, Inc. has available a line of credit from Bankers Trust Company in the amount of $75,000. Outstanding borrowings carry a floating note of Libor plus 2.5% or base rate plus 1.5%. At December 31, 1996, no amounts were outstanding on the line of credit.

          Dura-Line has available a line of credit from ABN Amro Bank N.V.
          of Prague, Czech Republic in the amount of $800. The line of credit matures on April 15, 1997, if not renewed. At December 31, 1996, no amounts were outstanding on the line of credit. Outstanding borrowings carry an interest rate of 1.25% above PRIBOR (Prague Inter-Bank Offered Rate). The applicable rate at December 31, 1996 was 12.18%. The facility is secured by the assets of Dura-Line's majority owned subsidiary, Dura-Line CT s.r.o., which is located in the Czech Republic. The facility is also guaranteed with a standby letter of credit.

B Notes payable are due in monthly or quarterly installments and bear interest at rates up to 9%. Certain assets of the subsidiaries are pledged as collateral for the loans.

C Subordinated promissory notes payable are due to minority interest shareholders and former shareholders of the subsidiaries in annual installments through 2004, and bear interest at 8%-9%. The loans are unsecured.

D Interest rates on capital leases range from 8.3% to 14.5% and mature in installments through 2001.

          The future minimum lease payments as of December 31, 1996 under capital leases consist of the following:

                    1997                              $ 6,525
                    1998                               10,734
                    1999                                3,913
                    2000                               11,545
                    2001                                  302
                    Thereafter                              -
                       Total                           33,019

                    Less amount representing interest   5,525

                    Present value of future minimum
                     lease payments                   $27,494

          The present value of the future minimum lease payments approximates

                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)

          the book value of property, plant and equipment under capital leases at December 31, 1996.

E         Bank Term Loans consist of certain indebtedness at SPL ("SPL Senior
          Notes").

          In August 1995, SPL borrowed $25,000 under a Term Loan agreement with The First National Bank of Boston with a maturity date of December 31, 2001. This debt bears interest at a rate of LIBOR plus 2.75% and is paid on a quarterly basis. At December 31, 1996, $21,890 was outstanding. The SPL Term Loans are secured by all of the assets of SPL. The applicable interest rate at December 31, 1996, was 8.31%.

          In May 1996, SPL borrowed $13,000 under a Term Loan agreement with The First National Bank of Boston with a maturity date of June 30, 2002. This debt bears interest at a rate of Prime + 2.0% or Libor + 3.25%, and is paid on a quarterly basis. At December 31, 1996, $12,903 was outstanding. The applicable interest rate at December 31, 1996 was 8.81%.

F In July of 1993, the Company issued $275,000 10 3/8% Senior Notes ("Senior Notes") due 2003. These notes bear interest at a rate of 10 3/8% per annum, payable semi-annually in cash on February 1 and August 1 of each year. The payments began on February 1, 1994.

          The Senior Notes are redeemable for 105.18750% of the principal amount from August 1, 1998 to July 31, 1999, 102.59375% from August 1, 1999 to July 31, 2000, and 100% from August 1, 2000 and thereafter plus any accrued and unpaid interest to the date of redemption.

          The fair value of the Senior Notes was $270,875 at December 31, 1996. The fair value was calculated using the Senior Notes' December 31, 1996 market price multiplied by the face amount. The Senior Notes are not secured by the assets of the Company.

          On November 7, 1996, a majority owned subsidiary of the Company, Motors and Gears Holdings, Inc., through its wholly-owned subsidiary, Motors and Gears Inc., issued $170,000 aggregate principal amount of 10 3/4% Senior Notes ("M&G Senior Notes"). Interest on the M&G Senior Notes is payable in arrears on May 15 and November 15 of each year commencing May 15, 1997. The M&G Senior Notes are redeemable at the option of Motors and Gears, Inc., in whole or in part, at any time on or after November 15, 2001. Motors and Gears, Inc. may also redeem up to 35% of the original aggregate principal amount prior to November 15, 1999, under certain circumstances.

          The fair value of the M&G Senior Notes at December 31, 1996, was $174,250. The fair value was calculated using the M&G Senior

                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)

          Notes' December 31, 1996 market price multiplied by the face amount. The M&G Senior Notes are not secured by the assets of Motors and Gears, Inc., Motors and Gears Holdings, Inc., or the Company.

G         In July 1993 the Company issued $133,075 11 3/4% Senior
          Subordinated Discount Debentures, ("Discount Debentures") due 2005. The Discount Debentures were issued at a substantial discount from this principal amount. The interest on the Discount Debentures will be payable in cash semi-annually on February 1 and August 1 of each year beginning in 1999.

          The Discount Debentures are redeemable for 105.87500% of the accreted value from August 1, 1998 to July 31, 1999, 102.93750% from August 1, 1999 to July 31, 2000 and 100% from August 1, 2000 and thereafter plus any accrued and unpaid interest from August 1, 1998 to the redemption date if such redemption occurs after August 1, 1998.

          The fair value of the Discount Debentures was $105,795 at December 31, 1996. The fair value was calculated using the Discount Debentures' December 31, 1996 market price multiplied by the face amount. The Discount Debentures are not secured by the assets of the Company.

The Indenture relating to the Senior Notes and Discount Debentures restricts the ability of the Company to incur additional indebtedness at its restricted subsidiaries. The Indenture also restricts: the payment of dividends, the repurchase of stock and the making of certain other restricted payments; restrictions that can be imposed on dividend payments to the Company by its subsidiaries; significant acquisitions; and certain mergers or consolidations. The Indenture will also require the Company to redeem the senior notes and Discount Debentures upon a change of control and to offer to purchase a specified percentage of the Senior Notes and Discount Debentures if it fails to maintain a minimum level of capital funds (as defined).

The Indenture relating to the M&G Senior Notes contains certain covenants which restrict: the payment of dividends, the repurchase of stock and the making of certain other restricted payments, certain mergers or consolidations and the assumption of certain levels of additional indebtedness.

The Company is, and expects to continue to be, in compliance with the provisions of these Indentures.

Included in interest expense is $3,001, $1,743 and $1,405 of amortization of debt issuance costs for the year ended December 31, 1996, 1995 and 1994, respectively.




                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)

Note 12 - Income taxes

The provision (benefit) for income taxes consists of the following:

                                          Year Ended December 31,
                                    1996           1995            1994
 Current:
   Federal                        $     -        $   400         $  356
   Foreign                         1,753             769            228
   State and local                    478            632            739
                                    2,231          1,801          1,323
   Deferred                         2,184         (4,247)             9
     Total                        $ 4,415        $(2,446)        $1,332

Deferred income taxes consist of:                 Dec. 31,       Dec. 31,
                                                    1996           1995
     Deferred tax liabilities:
      Tax over book depreciation                 $ 7,346         $ 7,368
      Basis in subsidiary                            798             798
      LIFO reserve                                   147             257
     Intercompany tax gain                         2,500               -
      Other                                          311             392
        Total deferred tax liabilities            11,102           8,815

      Deferred tax assets:
      NOL carryforwards                           28,900          20,060
     Stock Appreciation Rights Agreements          3,162            -
      Accrued interest on discount debentures     12,262           8,187
      Pension obligation                             174             211
      Vacation accrual                               591             613
      Uniform capitalization of inventory            472             580
      Allowance for doubtful accounts              1,020             721
      Capital lease obligations                      343             456
     Tax asset basis over book basis at
       subsidiary                                  2,500            -
      Other                                          248             193

        Total deferred tax assets                 49,672          31,021

        Valuation allowance for deferred
          tax assets                             (40,014)        (21,466)

        Net deferred tax assets                    9,658           9,555

        Net deferred tax (assets) liabilities    $ 1,444         $  (740)

The (increase) decrease in the valuation allowance during 1996 and 1995 was $(18,548) and $1,962, respectively.

The provision (benefit) for income taxes differs from the amount of income tax benefit computed by applying the United States federal income tax rate to


                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)

(loss) income before income taxes, including the extraordinary loss. A reconciliation of the differences is as follows:

                                                      Year ended
                                                      December 31,
                                               1996     1995       1994

Computed statutory tax provision (benefit)   $(17,413) $(4,003)  $9,414
Increase (decrease) resulting from:
  Foreign subsidiary losses                     1,465     680         -
  Amortization of goodwill                        903     756       682
  Disallowed meals and entertainment              645     425         -
  Use of separate company net operating
    loss carryforward                               -       -    (1,329)
  Tax basis in excess of book basis in
    partial sale of a subsidiary                    -       -    (8,460)
  State and local tax                             478     632     1,010
 Alternative minimum tax                            -     400         -
 Increase (decrease) in valuation allowance    18,548  (1,962)        -
  Other items, net                               (211)   (143)        15
Provision (benefit) for income taxes          $ 4,415 $(2,446)    $1,332

As of December 31, 1996, the consolidated loss carryforwards are approximately $59,000 and $47,000 for regular tax and alternative minimum tax purposes, respectively, and expire in various years through 2011. In addition, a subsidiary of the Company, which is not consolidated for tax purposes, has approximately $26,000 of net operating loss carryforwards that expire in various years through 2,011. A valuation reserve of $8,800 has been recorded against the related $8,800 asset.

Note 13 - Related party transactions

The principals, partners, officers, employees and affiliates of The Jordan Company (the "Jordan Group") own substantially all of the common stock of the Company.

On July 29, 1996, the Company acquired Cape Craftsmen from a related party in exchange for $12,128 of notes receivable from Cape Craftsmen.

On June 1, 1988, an agreement was executed, which was amended and restated on June 29, 1994, whereby the Company will pay TJC Management Corporation ("TJC") a quarterly fee equal to .75% of the Company's Cash Flow for the four full fiscal quarters next preceding the date of payment of such quarterly fee. Under this agreement the Company accrued fees to TJC of $2,530, $2,691 and $1,962 in 1996, 1995 and 1994, respectively.

In addition, beginning June 1, 1988, The Jordan Company is to be paid an investment banking fee of up to 2%, based on the aggregate consideration paid,


                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)

for its assistance in acquisitions undertaken by the Company or its subsidiaries, and a financial consulting fee not to exceed 1% of the aggregate debt and equity financing that is arranged by the Jordan Company, plus the reimbursement of out-of-pocket and other expenses. The Company paid $2,610, $2,055, and $1,803 in 1996, 1995, and 1994, respectively, to the Jordan Company for their fees in relation to acquisition and refinancing activities. In 1994, Welcome Home paid the Jordan Company $200 in relation to their New Bank Credit Facility.

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

An individual who is a shareholder, Director, General Counsel and Secretary for the Company is also a partner in a law firm used by the Company. The firm was paid $1,462, $376 and $660 in fees and expenses in 1996, 1995 and 1994, respectively. The rates charged to the Company were at arms-length.

Also see Notes 7, 16, 17, and 20.

Note 14 - Capital stock

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

On November 17, 1996, the Company issued an additional 1,500 shares of stock for $146 cash, and a promissory note of $1,314.


                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)

Note 15 - Business segment information

The Company's business operations are classified into five business segments:
Specialty Printing and Labeling, Motors and Gears, Telecommunications Products, Welcome Home, and Consumer and Industrial Products.

Motors and Gears includes the manufacture of electric motors for both industrial and commercial use by Imperial; small electrical motors by Scott; precision gears and gear boxes by Gear; AC and DC gears and gear motors for both industrial and commercial use by Merkle-Korff; and subfractional AC and DC motors and gear motors by Barber-Colman.

Telecommunications Products includes the manufacture and distribution of silicon pre-lubricated plenum and other configurations of Innerduct, a proprietary plastic pipe used in the installation of fiber optic cable, and rigid polyethylene pipe used for transporting potable water by Dura-Line; electronic connectors and switches by AIM and Cambridge; RF coaxial connectors and electronic hardware by Johnson; cable TV electronic network components and electronic security components by Viewsonics; custom electronic cables and connectors for high technology, computer related applications by Bond; and power conditioning and power protection equipment by Northern. Diversified and Vitelec are not manufacturing-intensive. Diversified is a provider and value-added reseller of wire, cable, and custom cable assemblies, and Vitelec is an importer, packager, and master distributor of over 400 RF connectors and other electronic components.

Welcome Home includes the specialty retailing of decorative home furnishing accessories by 186 Welcome Home stores.

Consumer and Industrial Products includes the remanufacturing of transmission sub-systems for the U.S. automotive aftermarket by DACCO; manufacture and marketing of safety reflectors, lamp components, bicycle reflector kits, colorants and emergency warning triangles by Sate-Lite; the publishing of Bibles and the distribution of Bibles, religious books, and recorded music by Riverside; precision machined titanium hot formed parts used by the aerospace industry by Parsons; specialty-type locks by Hudson; point-of-purchase advertising displays by Beemak; decorative home furnishing accessories by Cape; and the provision of a full-range of direct mail marketing services by Paw Print.

Inter-segment sales exist between Cape and Welcome Home. These sales are eliminated in consolidation and are not presented in segment disclosures. Foreign operations and export sales are not significant on a consolidated basis. No single customer accounts for 10% or more of segment or consolidated net sales.

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

                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)

                                                 Year ended
                                                December 31,
                                           1996      1995       1994
Net sales:
  Specialty Printing & Labeling         $109,587   $ 96,514  $ 82,828
  Motors and Gears                       117,571     54,218    36,854
  Telecommunications Products            132,999     98,777    66,128
  Welcome Home                            81,855     93,166    81,654
  Consumer and Industrial Products       159,555    164,636   156,927
     Total                              $601,567   $507,311  $424,391

Operating income:
  Specialty Printing & Labeling         $  7,078   $ 8,067   $  5,522
  Motors and Gears                        26,164    12,236      9,484
  Telecommunications Products             12,985    17,774     11,996
  Welcome Home                           (15,975)  (10,066)     7,076
  Consumer and Industrial Products        18,446    21,987     22,440
     Total business segment operating
      income                              48,698    49,998     56,518

  Corporate expenses                     (35,306)  (17,638)   (13,574)
     Total consolidated operating
      income                            $ 13,392   $32,360   $ 42,944

Depreciation and amortization
  (including the amortization of
  goodwill and intangibles):
  Specialty Printing & Labeling         $  4,800   $ 3,776   $  3,252
  Motors and Gears                         7,078     2,262      1,070
  Telecommunications Products              7,204     5,105      5,101
  Welcome Home                             2,096     2,121      1,324
  Consumer and Industrial Products         5,785     6,248      6,560
     Total business segment
      depreciation and amortization       26,963    19,512     17,307

  Corporate                                3,475     2,172      1,792
     Total consolidated depreciation
      and amortization                  $ 30,438   $21,684    $19,099

Capital expenditures:
  Specialty Printing & Labeling         $  2,235   $ 1,106    $ 1,401
  Motors and Gears                         1,381       870        219
  Telecommunications Products              6,399     5,400      3,290
  Welcome Home                             1,403     5,022      3,434
  Consumer and Industrial Products         3,325     2,625      3,490
  Corporate                                2,652       253        278
     Total                              $ 17,395   $15,276    $12,112



                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in thousands)
                            Continued

                                       Dec. 31,    Dec. 31,   Dec. 31,
                                         1996        1995       1994
Identifiable assets:
 Specialty Printing & Labeling        $107,016     $ 89,090    $ 76,997
 Motors and Gears                      173,565      142,289      27,988
 Telecommunications Products           175,796       62,908      50,427
 Welcome Home                           25,464       32,176      32,232
 Consumer and Industrial Products      136,021      112,804     119,767
     Total business segment assets     617,862      439,267     307,411

  Corporate assets                      64,023       93,117      91,063
     Total consolidated assets        $681,885     $532,384    $398,474

Note 16 - Acquisition of minority interest

In March 1992, a subsidiary of the Company entered into an agreement with its minority shareholders whereby the shareholders would exchange their common stock, which amounted to a 24% interest, for 7% cumulative preferred stock. One-half of the preferred shares are redeemable in eight quarterly installments, including the accrued but unpaid dividends, beginning on or after April 1, 1993. As of December 31, 1996, these installments have been paid in full.

An additional $1,875 is not redeemable and pays a cumulative dividend of 7% per year. This amount is included in the shareholders' equity section of the balance sheet.

The shareholders entered into covenants not to compete for $2,679 which will be paid over five years beginning in 1992. Of this amount, $324 and $528 was paid in 1996 and 1995. The remaining payment of $81 was made in January 1997.

The shareholders were granted stock appreciation rights as part of the non-compete agreements with $5,952 to be paid over three years. The rights were paid off in 1995 with a final payment of $2,056.

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


Note 17 - Acquisitions of subsidiaries

On January 23, 1996, the Company purchased the net assets of Johnson Components, Inc. ("Johnson"), a manufacturer of RF coaxial connectors and electronic hardware.

The purchase price of $16,098, including costs incurred directly related to the transaction, was allocated to working capital of $1,616, property, plant and equipment of $4,660, and non-compete agreements of $1,050, and resulted in an excess purchase price over net identifiable assets of $8,772. The acquisition was financed with cash.

On March 8, 1996, Merkle-Korff, then owned by a non-restricted subsidiary, M-K Holdings, Inc., acquired the net assets of Barber-Colman Motors Division, a division of Barber-Colman Company, which was wholly owned by Siebe, plc. This division consisted of Colman OEM and Colman Motor Products, wholly owned subsidiaries of Barber-Colman Company, and the motors division of Barber-Colman Company, collectively Barber-Colman Motors ("BCM"), and is a vertically integrated manufacturer of sub-fractional horsepower AC and DC motors and gear motors, with applications in such products as vending machines, copiers, printers, ATM machines, currency changers, X-ray machines, peristaltic pumps, HVAC actuators and other products. BCM was subsequently merged into Merkle-Korff in January 1997.

The purchase price of $21,700, including costs incurred directly related to the transaction, was allocated to working capital of $4,882, property, plant and equipment of $5,843, non-compete agreements of $1,000, and other non-current assets of $810, and resulted in an excess purchase price over net identifiable assets of $9,165. The acquisition was financed with $21,700 of new and existing credit facilities.

On May 1, 1996, the Company through its non-restricted subsidiary, SPL Holdings, Inc., acquired the net assets of Seaboard Folding Box Corporation ("Seaboard"), a manufacturer of printed folding cartons and boxes, insert packaging, and blister pack cards.

The purchase price of $27,847, including costs incurred directly related to the transaction, was allocated to working capital of $8,745, property, plant and equipment of $6,965, non-compete agreements of $1,000, other non-current assets of $10, long term liabilities of $1,663, and resulted in an excess purchase price over net identifiable assets of $12,790. The acquisition was financed with cash of $2,000 from the Company, a $1,500 subordinated seller note, a new $13,000 term loan, and $11,000 from the existing SPL Holdings, Inc. revolving credit facility.



                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)


On June 25, 1996, the Company purchased the stock of Diversified Wire and Cable, Inc. ("Diversified"), a provider and value added re-seller of wire, cable and custom cable assemblies.

The purchase price of $18,978, including costs incurred directly related to the transaction, was allocated to working capital of $3,058 property, plant and equipment of $607, non-compete agreements of $500, other assets of $27, capital leases and minority interest of $388, and resulted in an excess purchase price over net identifiable assets of $15,174. The acquisition was financed with cash and a $1,500 subordinated seller note. Immediately after Diversified was purchased by the Company, the seller acquired a 12.5% interest in Diversified.

On August 1, 1996, the Company purchased the net assets of Viewsonics, Inc. and Shanghai Viewsonics Electric Co., Ltd. ("Viewsonics"), a designer and manufacturer of cable TV electronic network components and electronic security components.

The purchase price of $15,319, including costs incurred directly related to the transaction was allocated to working capital of $6,697, property, plant and equipment of $446, and resulted in an excess purchase price over net identifiable assets of $8,176. The acquisition was financed with cash.

On August 5, 1996, the Company purchased the stock of Vitelec Electronics, Limited ("Vitelec"), a United Kingdom based importer, packager, and master distributor of over 400 RF connectors sold to commercial and consumer electronic markets.

The purchase price of $14,040, including costs incurred directly related to the transaction was allocated to working capital of $1,496, property, plant and equipment of $1,053, and resulted in an excess purchase price over net identifiable assets of $11,491. The acquisition was financed with cash.

On September 20, 1996, the Company, through its wholly-owned subsidiary Bond Holdings, Inc., purchased 80% of the outstanding common stock of Bond Technologies, Inc. ("Bond"). The remaining 20% ownership has been retained by the sellers. Bond designs, engineers and manufactures custom electronic cables and connectors for high technology, computer related and telecommunication customers.

The purchase price of $8,627, which included costs incurred directly related to the transaction, was allocated to working capital of $2,099, property, plant and equipment of $902, non compete agreements of $800, other assets of $52, a



                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)


minority interest and debt assumed of $53, and resulted in an excess purchase price over net identifiable assets of $4,827. The purchase price includes $700 of cash held in escrow which will be paid to the sellers at a pre-determined date if certain levels of EBIT (as defined) are achieved. The acquisition was financed with cash.

On November 8, 1996, the Company purchased the net assets of Paw Print Mailing List Services, Inc. ("Paw Print"), a value-added provider of direct mail services.

The purchase price of $11,751, including costs incurred directly related to the acquisition, was allocated to working capital of $679, property, plant, and equipment of $511, non-competition agreements of $900, and resulted in excess purchase price over net identifiable assets of $9,661. The acquisition was financed with cash of $9,250 and a $2,500 subordinated seller note.

On December 31, 1996, the Company purchased 100% of the stock of Northern Technologies, Inc. ("Northern"), a manufacturer of power conditioning and power protection equipment for telecommunications applications such as cellular and personal communication system networks.

The purchase price of $21,500, including estimated costs incurred directly related to the transaction, was allocated to working capital of $4,661, property, plant, and equipment of $571, non-competition agreements of $500, long-term assets of $425, long-term liabilities of $115, and resulted in an excess purchase price over net identifiable assets of $15,458. The acquisition was financed with cash.

On January 8, 1997, Beemak purchased the net assets of Arnon-Caine, Inc. ("ACI"), a designer and distributor of modular storage systems primarily for sale to wholesale home centers and hardware stores. ACI subcontracts its production to third party injection molders located primarily in Southern California, which use materials and machines similar to those used by Beemak. By early 1998, Beemak will serve as ACI's primary supplier. The integration of ACI into Beemak's operations will provide for future manufacturing cost savings as well as synergistic marketing efforts.

The purchase price of $4,600, including costs incurred directly related to the acquisition, was allocated to working capital of $300, property, plant and equipment of $82, and excess purchase price over net identifiable assets of $4,218. The acquisition was financed with cash.

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

                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)


subsidiaries, were designated as non-restricted subsidiaries for purposes of the Company's Indentures relating to its Senior Notes and Senior Subordinated Discount Debentures.

The purchase price of $107,406, including costs incurred directly related to the transaction, was allocated to working capital of $8,201, property, plant and equipment of $3,652, non-compete agreements of $500, deferred financing fees of $3,791, and resulted in an excess purchase price over net identifiable assets of $91,262. The acquisition was financed with cash of $29,625 from the Company, $281 of cash from affiliates, a $5,000 subordinated note issued by M-K Holdings, Inc., and a $72,500 drawdown of a newly established credit facility.

Unaudited pro forma information with respect to the Company as if the 1995 and 1996 acquisitions had occurred on January 1, 1996 and 1995 is as follows:

                                    Year Ended December 31,
                                     1996           1995
                                          (unaudited)
                                     (dollars in millions)

     Net sales                     $693,092       $704,723
      Net income (loss) before
       extraordinary items           (12,873)         8,066
      Net (loss) income             $(16,679)      $  8,066

Note 19 - SPL Holdings, Inc.

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

SPL was formed to combine a group of companies engaged in the design, manufacture and marketing of specialty printing and label products. SPL is comprised of Valmark Industries, Inc. ("Valmark"), Pamco Printed Tape and Label Co., Inc. ("Pamco"), Sales Promotion Associates, Inc. ("SPAI"), and Seaboard Folding Box Corporation ("Seaboard").

Concurrent with the sale of the net assets of SPAI, SPL was recapitalized with
(i) an equity investment of $22,300 by the Company and $160 from certain affiliated investors, (ii) subordinated debt of $11,000, and (iii) a new $45,000 senior secured bank financing comprised of a $20,000 Revolver and a $25,000 Term Loan A. At December 31, 1996, $21,890 of the Term Loan A, and $12,500 of the Revolver, was outstanding.


                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)


On May 1, 1996, concurrent with the acquisition of Seaboard, SPL entered into an Amended and Restated Revolving Credit and Term Loan Agreement. This agreement extended the above Revolver facility to $27,000 and added a Term Loan B in the amount of $13,000. At December 31, 1996, $12,903 of Term Loan B was outstanding.

Following the sale of the net assets and recapitalization transactions, SPL is 83.3% owned by the Company and 16.7% owned by certain affiliates of the Company, including partners and affiliates of The Jordan Company, including Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher.

Note 20 - Motors and Gears Holdings, Inc.

Motors and Gears Holdings, Inc., along with its wholly-owned subsidiary, Motors and Gears, Inc. ("M&G"), were formed in September 1995 to combine a group of companies engaged in the manufacture and sale of fractional and subfractional motors and gear motors primarily to customers located throughout the United States.

M&G is comprised of Merkle-Korff and its wholly-owned subsidiary, Barber-Colman, and Imperial and its wholly-owned subsidiaries, Scott and Gear. All of the outstanding shares of Merkle-Korff were purchased in September 1995 and the net assets of Barber-Colman were purchased by Merkle-Korff in March 1996. The net assets of Imperial, Scott and Gear were purchased by M&G, from the Company, at an arms length basis on November 7, 1996, with the proceeds from a debt offering (see Note 11). The purchase price was $75,656, which included the repayment of $6,008 in Imperial liabilities owed to the Company, and a contingent payment payable pursuant to a contingent earnout agreement. Under the terms of the contingent earnout agreement, 50% of Imperial, Scott and Gear's cumulative earnings before interest, taxes, depreciation and amortization, as defined, exceeding $50,000 during the five fiscal years ended December 31, 1996, through December 31, 2000, will be paid to an affiliate of the Company. Payments, if any, under the contingent earnout agreement will be determined and made on April 30, 2001.

As a result of this purchase, the Company recognized $62.7 million of deferred gain at the time of purchase for Federal income tax purposes, as adjusted for the value of the earnout, once finally determined. This deferred gain will be reduced as the M&G group reports depreciation and amortization over approximately 15 years on most of the step-up in basis of those purchased assets. As long as M&G remains in the Company's affiliated group, the gain reported and the depreciation on the step-up in basis should exactly offset each other. Upon any future deconsolidation of M&G from the Company's affiliated group for Federal income tax purposes, any unreported gain would be fully reported and subject to tax. If such deconsolidation were to occur in 1997, the Company would report up to approximately $62 million of gain for Federal income taxes (without giving effect to any of the Company's net

                     JORDAN INDUSTRIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands)


operating loss carry forwards), which would result in an income tax liability up to approximately $25 million (assuming a combined 40% Federal, state and local income tax rate, and without giving effect to any of the Company's net operating loss carry forwards).

At December 31, 1996, Motors and Gears Holdings, Inc. is owned 86.3% by the Company and 13.7% by certain affiliates of the Company, including partners and affiliates of The Jordan Company, including Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher.

Note 21 - Stock Appreciation Right and Compensation Agreements

In connection with the Company's acquisitions of AIM and Cambridge in 1989, the seller of these companies was granted stock appreciation rights in respect of the appreciation of these companies. The formula used to value these rights is calculated by determining 20% of a multiple of average cash flow of these companies for the two years preceding the date when these rights are exercised less the indebtedness of these companies. The seller passed away during the third quarter of 1996. The seller's estate has exercised these rights. The total amount owed under these rights is approximately $6,200. AIM has fully accrued for these rights as of December 31, 1996. Payment of these rights is amortized over five years, such that one-third is payable upon exercise, and two-thirds is payable in five equal installments over 5 years.

Effective October 1, 1996, the Company voluntarily agreed to pay to an executive $3.9 million in view of his contributions to the Company, including identifying and analyzing acquisition candidates for the Company and providing strategic advice to the Board of Directors of the Company. The Company has fully accrued for this compensation agreement as of December 31, 1996. The Company agreed to pay the executive as follows: (i) one-third (or $1.3 million) was paid to the executive in October 1996 and (ii) the remaining two-thirds (or $2.6 million) will be paid to the executive in six equal, semi-annual installments payable on each October 1 and April 1, commencing on April 1, 1997.

Note 22 - Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places cash and cash equivalents with high quality financial institutions, and is restricted by its revolving credit facilities as to its investment instruments. Concentration of credit risk relating to accounts receivable is limited due to the large number of customers from many different industries and locations. The Company believes that its allowance for doubtful accounts is adequate to cover potential credit risk.


Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          The names, ages and principal occupations during the past five years of each director or executive officer of the Company are as set forth below:


   Name             Age         Principal Occupations

John W. Jordan II        49        Chairman of the Board of Directors and
                                   Chief Executive Officer since 1988.  Mr.
                                   Jordan is also managing partner of The
                                   Jordan Company. Mr. Jordan is a Director of Leucadia National Corporation
                                   ("Leucadia"), Carmike Cinemas, Inc.
                                   ("Carmike"), American Safety Razor Company
                                   ("ASR"), Welcome Home, Inc. ("Welcome
                                   Home"), and Motors and Gears, Inc.
                                   ("M&G").

Thomas H. Quinn          49        Director, President and Chief Operating
                                   Officer since 1988.  From November 1985 to
                                   December 1987, Mr. Quinn was Group Vice
                                   President and a corporate officer of
                                   Baxter International ("Baxter").  From
                                   September 1970 to November 1985, Mr. Quinn was employed by American Hospital Supply
                                   Corporation ("American Hospital"), where he was a Group Vice President and a corporate officer when American Hospital was acquired by Baxter. Mr. Quinn is also a Director of ASR, Welcome Home, and M&G.

Joseph S. Steinberg 53            Director since 1988.  President and a
                                  Director of Leucadia, where he has been
                                  employed since 1979. He is also a Trustee of New York University.

David W. Zalaznick  42            Director since 1988.  Mr. Zalaznick is a
                                  managing partner of The Jordan Company.
                                  Mr. Zalaznick is a Director of ASR,
                                  Carmike, Marisa Christina Incorporated,
                                  and M&G.


Name                Age         Principal Occupations


Jonathan F. Boucher 40           Director and Vice President since 1988.
                                 Since June 1983, Mr. Boucher has also been a partner of The Jordan Company. Mr.
                                 Boucher is a Director of  ASR and M&G.

G. Robert Fisher     57          Director, General Counsel and Secretary
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

Item 11.  EXECUTIVE COMPENSATION

    The following table shows the cash compensation paid by the Company, for the three years ended December 31, 1996, for services in all capacities to the President and Chief Operating Officer of the Company.

                                          Summary Compensation Table

                                              Annual Compensation                    Long-Term Compensation
                                                                      Other Annual       Restricted     Phantom
Name and Principal Position Year         Salary      Bonus           Compensation         Stock         Stock

Thomas H. Quinn,                1996     500,000    1,715,750             -               -             -
 President and Chief            1995     500,000    1,557,650             -               -             -
 Operating Officer              1994     500,000      979,137       201,480 (1)           -             -



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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    At March 31, 1997 there were 95,001.0004 issued and outstanding shares of Common Stock. The following table furnishes information, as of March 31, 1997, as to the beneficial ownership of the Common Stock by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each director of the Company, and
(iii) all officers and directors of the Company as a group.

     Name & Address of                     Amount                    Percent
     Beneficial Owner               of Beneficial Ownership          of Class

     John W. Jordan II (1)(4)(5)           44,362.3324                  46.7%
     The Jordan Company,
     9 West 57th Street, 40th Floor
     New York, New York  10019

     David W. Zalaznick (2)(3)(4)          17,423.5763                  18.3%
     The Jordan Company,
     9 West 57th Street, 40th Floor
     New York, New York  10019

     Leucadia Investors, Inc. (4)           9,969.9999                  10.5%
     315 Park Avenue South,
     New York, New York  10010

     Thomas H. Quinn (6)                    10,000.0000                  10.5%
     Jordan Industries, Inc.,
     ArborLake Centre,
     1751 Lake Cook Road,
     Deerfield, Illinois  60015

     Jonathan F. Boucher (7)              5,533.8386                   5.8%
     The Jordan Company,
     9 West 57th Street, 40th Floor
     New York, New York  10019

     G. Robert Fisher (5) (9)                 624.3496                   .7%
     Bryan Cave, LLP
     One Kansas City Place,
     1200 Main Street,
     Kansas City, Missouri  64105

     All Directors and Officers             87,914.0968              92.5%
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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Management Consulting Agreement. On June 1, 1988, the Company and The Jordan Company entered into a Management Consulting Agreement which was amended and restated on June 29, 1994 (the "Consulting Agreement"). Under the Consulting Agreement, TJC renders to the Company certain consulting services regarding the Company and its subsidiaries, their financial and business affairs and their relationships with their lenders and stockholders and the operation and expansion of their businesses. Such services include Mr. Jordan's services as chief executive officer of the Company, strategic planning, and advice and analysis regarding financing, potential acquisitions and current operations. For such services, the Company pays TJC a quarterly fee equal to three quarters of one percent of the Company's Cash Flow for the four full fiscal quarters next preceding the date of payment of such quarterly fee. Under the Consulting Agreement, such quarterly fee could not in any event exceed $500,000 in the aggregate for the quarters in 1990, and $1.5 million in the aggregate for the quarters in 1991 and 1992; plus (i) an investment banking and sponsorship fee of up to 2% of the aggregate consideration paid by the Company in connection with an acquisition by the Company of other businesses, and (ii) an investment banking and financial consulting fee not to exceed 1% of the aggregate debt and/or equity financing, in each case, that is arranged by TJC or The Jordan Company, plus the reimbursement of out-of-pocket and other expenses. The Company paid The Jordan Company $3,500,000 in 1993 as an investment banking fee relating to the Company's refinancing. For the years ended December 31, 1996 and 1995, the Company accrued a total of $2,530,000 and $2,691,000 respectively, in quarterly fees and paid $2,610,000 and $2,055,000 respectively, in investment banking fees to TJC pursuant to the Consulting Agreement. TJC has advised the Company that it intends to continue making acquisitions for its own account. There are no commitments or understandings as to how acquisition opportunities would be allocated between the Company and The Jordan Company. The Consulting Agreement expires on June 1, 1998, unless extended or terminated earlier. Messrs. Jordan, Zalaznick and Boucher, directors and officers of the Company, are partners of The Jordan Company. Messrs. Jordan and Zalaznick also serve as directors of TJC. The Company believes that the terms of the Consulting Agreement are comparable to those which could have been obtained from an unaffiliated third party.

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

    Common Stock. On January 1, 1992, the Company issued Messrs. Quinn, Boucher and Max, 600, 533.8386, and 500 shares of Common Stock, respectively, for total consideration of $174,820.73. On December 31, 1992, the Company issued an additional 400 shares to Mr. Quinn for $42,800.00. The consideration received by the Company for the Common Stock amounted to $107.00 per share, determined to be the then fair market value of the Common Stock for the shares of Common Stock issued during 1992 as determined by an independent appraiser's valuation of the shares of Common Stock at the time of issuance. The proceeds from the sale of Common Stock were used by the Company for general corporate purposes. On November 17, 1996, the Company issued Quinn 1,500 common shares for $146,000 cash and a promissory note of $1,314,000. As of December 31, 1996, the Company has recorded a note receivable from officer for the purchase price of $1,460,000 in the stockholders' equity section of the balance sheet.

    Legal Counsel. Mr. G. Robert Fisher, a Director of, and the General Counsel and Secretary to, the Company, is also a partner of Bryan Cave, a Limited Liability Partnership (formerly known as Smith, Gill, Fisher & Butts), Kansas City, Missouri. Mr. Fisher and his law firm have represented the Company and The Jordan Company in the past, and expect to continue representing them in the future. In 1996, Bryan Cave LLP was paid approximately $1,462 in fees and expenses by the Company. The rates charged to the Company were determined at arms-length.

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

(2) Financial Statement Schedule

    The following financial statement schedule for the years ended December 31, 1996, 1995 and 1994 is submitted herewith:

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


                                        JORDAN INDUSTRIES, INC.


                                        By  /s/ John W. Jordan II
                                           John W. Jordan II
Dated:  March 28, 1997                     Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                        By  /s/ John W. Jordan II
                                           John W. Jordan II
                                           Chairman of the Board of Directors
Dated:  March 28, 1997                     and Chief Executive Officer






                                        By  /s/ Thomas H. Quinn
                                           Thomas H. Quinn
                                           Director, President and Chief
Dated:  March 28, 1997                     Operating Officer






                                        By  /s/ Jonathan F. Boucher
                                           Jonathan F. Boucher
                                           Director and Vice President
Dated:  March 28, 1997                     (Principal Financial Officer)

                                        By  /s/  G. Robert Fisher
                                           G. Robert Fisher
                                           Director, General Counsel and
Dated:  March 28, 1997                     Secretary




                                        By  /s/  David W. Zalaznick
                                           David W. Zalaznick
Dated:  March 28, 1997                     Director




                                        By  /s/  Joseph S. Steinberg
                                           Joseph S. Steinberg
Dated:  March 28, 1997                     Director





                                        By  /s/  Thomas C. Spielberger
                                           Thomas C. Spielberger
Dated:  March 28, 1997                     Vice President, Controller and
                                           Principal Accounting Officer

                                                             Schedule II


                     JORDAN INDUSTRIES, INC.
                VALUATION AND QUALIFYING ACCOUNTS
                     (dollars in thousands)


                                               Uncollect-
                                               ible
                                  Additions    balances
                     Balance at   charged to   written off        Balance at
                    beginning of  costs and    net of               end of
                       period     expenses     recoveries  Other    period


December 31, 1994:
 Allowance for
  doubtful accounts      1,131        580         (790)     137     1,058

 Valuation allowances
  for deferred tax
  assets               (25,782)    (2,354)          -        -    (23,428)

December 31, 1995:
 Allowance for doubt-
 ful accounts            1,058        884         (636)      -      1,306

 Valuation allowance
 for deferred tax
 assets                (23,428)    (1,962)           -       -    (21,466)

December 31, 1996:
 Allowance for doubt-
 ful accounts            1,306      1,343         (731)    765     2,683


Valuation allowance
 for deferred tax
 assets                (21,466)    18,548             -       - (40,014)

                         Sequential
                          EXHIBIT INDEX                      Page No.

2(a)4         --   Agreement and Plan of Merger between the Thos. D.
                   Murphy Company and Shaw-Barton, Inc.
3(a)1         --   Articles of Incorporation of the Registrants.
3(b)1         --   By-Laws of the Registrant.
4(a)3         --   Indenture, dated as of December 15, 1989, between the
                   Registrant and First Bank National Association,
                   Trustee, relating to the Registrant's Notes.
10(a)1,2 --   Intercompany Notes, dated June 1, 1988, by and among
              the Registrant and the Subsidiaries.
10(b)1,2 --   Intercompany Management Agreement, dated June 1, 1988,
              by and among the Registrant and the Subsidiaries.
10(c)1,2 --   Intercompany Tax Sharing Agreement, dated June 1, 1988,
              by and among the Registrant and the Subsidiaries.
10(d)1   --   Management Consulting Agreement, dated as of June 1,
              1988, between the Registrant and The Jordan Company.
10(e)3   --   First Amendment to Management Consulting Agreement,
              dated as of January 3, 1989, between the Registrant and
              The Jordan Company.
10(f)7   --   Amended and Restated Management Consulting Agreement,
              dated September 30, 1990, between the Company and The
              Jordan Company.
10(g)1   --   Stockholders Agreement, dated as of June 1, 1988, by
              and among the Registrant's holders of Common Stock.
10(h)1   --   Employment Agreement, dated as of February 25, 1988,
              between the Registrant and Thomas H. Quinn.
10(i)1   --   Restricted Stock Agreement, dated February 25, 1988,
              between the Registrant and Jonathan F. Boucher.
10(j)1   --   Restricted Stock Agreement, dated February 25, 1988,
              between the Registrant and John R. Lowden.
10(k)1   --   Restricted Stock Agreement, dated February 25, 1988,
              between the Registrant and Thomas H. Quinn.
10(l)1   --   Stock Purchase Agreement, dated June 1, 1988, between
              Leucadia Investors, Inc. and John W. Jordan, II.
10(m)1   --   Zero Coupon Note, dated June 1, 1988, issued by John W.
              Jordan, II to Leucadia Investors, Inc.
10(n)1   --   Pledge, Security and Assignment Agreement, dated June
              1, 1988 by John W. Jordan, II.
10(o)5   --   Revolving Credit and Term Loan Agreement, dated August
              18, 1989, between the Company and The First National
              Bank of Boston.
10(p)7   --   Second Amendment to Revolving Credit Agreement, dated
              September 1, 1990 between the Company and The First
              National Bank of Boston.
10(q)5   --   Supplemental Indenture No. 2, dated as of August 18,
              1989, between the Company and the First Bank National
              Association, as Trustee.
10(r)8   --   Supplemental Indenture No. 3, dated as of December 15,
              1990, between the Company and the First Bank National
              Association, as Trustee.
10(s)5   --   Guaranty, dated as of August 18, 1989, from DACCO,
              Incorporated in favor of First Bank National
              Association, as Trustee.  The Company has also entered
              into similar guarantees with other Restricted
              subsidiaries and will furnish the above guarantees upon
              request.
10(t)9   --   Amended and Restated Revolving Credit Agreement dated
              December 10, 1991 between the Company and The First
              National Bank of Boston.
10(u)(10)     --   Revolving Credit Agreement dated as of June 29,
                   1994 among JII, Inc., a wholly-owned subsidiary
                   of the Company, and The First National Bank of
                   Boston and certain other Banks.
22       --   Subsidiaries of the Registrant.
286      --   Phantom Share Plan.

9911          --   Other Exhibits - None



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