Form 10-Q
period 1997-03-31
JORDAN INDUSTRIES INC
filed 1997-05-14
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                       --------------------


                            FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1997   Commission File Number 33-24317

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

     The number of shares outstanding of Registrant's Common Stock as of May 14, 1997: 95,001.0004.

                     JORDAN INDUSTRIES, INC.

                              INDEX


Part I.                                                Page No.

     Financial Information

     Condensed Consolidated Balance Sheets
      at March 31, 1997, and December 31, 1996                 3

     Condensed Consolidated Statements of Operations
      for the Three Months Ended March 31, 1997
      and 1996                                                 4

     Condensed Consolidated Statements of Cash Flows
      for the Three Months Ended March 31, 1997
      and 1996                                                 5

     Notes to Condensed Consolidated Financial
      Statements                                               6

     Management's Discussion and Analysis of
      Financial Condition and Results of Operations          10


Part II.

     Other Information                                        15

     Signatures                                               16

                     JORDAN INDUSTRIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                March 31,    December 31,
                                                  1997           1996
                                               (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                    $ 30,522       $ 32,797
  Accounts receivable, net                       87,647         89,301
  Inventories                                    98,898        108,132
  Prepaid expenses and other current assets      11,569          9,703
     Total Current Assets                       228,636        239,933

Property, plant and equipment, net              102,821        111,040
Investments in and advances to affiliates        17,956         14,222
Goodwill, net                                   267,606        266,436
Other assets                                     48,575         50,254
     Total Assets                              $665,594       $681,885

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
  Notes payable - lines of credit              $      -       $    856
  Accounts payable                               42,666         47,036
  Accrued liabilities                            46,605         57,910
  Advance deposits                                4,825          1,900
  Current portion of long-term debt               8,464          8,752
     Total Current Liabilities                  102,560        116,454

Long-term debt                                  692,819        687,936
Other non-current liabilities                     4,236          3,572
Deferred income taxes                          1,897        1,444
Minority interest                                 1,799            885
Net Capital Deficiency:
  Common stock                                        1              1
  Additional paid-in capital                      2,556          4,432
  Note receivable from officer                (1,460)      (1,460)
  Accumulated deficit                          (138,814)      (131,379)
     Total Net Capital Deficiency              (137,717)      (128,406)
     Total Liabilities and Net Capital
      Deficiency                               $665,594       $681,885


See accompanying notes to condensed consolidated financial statements.

                     JORDAN INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                 THREE MONTHS ENDED
                                                      March 31,
                                                   1997      1996

Net sales                                        $151,543 $120,743
Cost of sales, excluding depreciation              95,693   74,103
Selling, general and administrative
  expenses                                         33,095   30,013

Depreciation                                        4,377    4,064
Amortization of goodwill and other
 intangibles                                        3,251    2,409
Management fees and other                           1,152    1,023

     Operating income                              13,975    9,131

Other (income) and expenses:
  Interest expense                                 18,576   13,990
  Interest income                                    (713)    (684)
  Other                                               263        -
     Total other expenses                          18,126   13,306

     Loss before income taxes, minority
     interest, equity in investee and
      extraordinary items                          (4,151)  (4,175)
Provision (benefit) for income taxes                  277   (1,115)
Loss before minority interest, equity in
 investee, and extraordinary items                 (4,428)  (3,060)
Minority interest                                     388     (776)
Equity in investee                                    785        -
     Loss before extraordinary item                (5,601)  (2,284)
Extraordinary item, net of tax                        319        -
     Net loss                                    $ (5,920)$ (2,284)



See accompanying notes to condensed consolidated financial statements.

                              PAGE 5
                     JORDAN INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                     THREE MONTHS ENDED
                                                           March 31,
                                                      1997        1996
Cash flows from operating activities:
 Net loss                                          $ (5,920)   $ (2,284)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                    7,614       7,261
     Provision for (benefit from) deferred
       income taxes                                     453      (1,115)
     Amortization of deferred financing fees          1,046           -
     Minority interest                                  388        (776)
     Non-cash interest                                3,233       2,884
     Equity in investee                                 785           -
     Extraordinary item                                 319           -
     Changes in operating assets and
      liabilities net of effects from
      acquisitions:
        Increase in current assets                   (6,978)       (148)
        Decrease in current liabilities              (3,597)    (16,471)
        Increase in non-current assets               (1,404)     (3,856)
        Increase in non-current liabilities             663           -

        Net cash used in operating activities        (3,398)    (14,505)

Cash flows from investing activities:
   Capital expenditures                              (3,429)     (3,523)
   Advances to affiliates                            (1,133)     (1,916)
   Acquisitions of minority interests and other           -         (81)
   Acquisition of subsidiaries                       (4,100)    (38,200)
        Net cash used in investing activities        (8,662)    (43,720)

Cash flows from financing activities:
   Proceeds from revolving credit facilities, net    13,500      11,173
   Proceeds from debt issuance - MK Holdings, Inc.        -      20,000
   Repayment of long-term debt                       (2,821)     (3,394)
   Other                                               (639)        302
     Net cash provided by financing activities       10,040      28,081

Foreign currency translation                           (255)          -
Net decrease in cash and cash equivalents            (2,275)    (30,144)
Cash and cash equivalents at beginning of
 period                                              32,797      41,253
Cash and cash equivalents at end of period        $  30,522    $ 11,109

Cash paid during the period for:
     Interest                                     $  15,813    $ 17,103
     Income Taxes, net                            $   1,138    $    903
Non-cash investing activities:
     Capital leases                                $    918    $      -

See accompanying notes to condensed consolidated financial statements.

                              PAGE 6

                     JORDAN INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)



A.  Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1996, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1996 10-K"). Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B.  Inventories

Inventories are summarized as follows:
                                                 March 31,    December 31,
                                                   1997           1996
     Raw materials                                $29,591       $ 26,682
     Work-in-process                               12,180         12,274
     Finished goods                                57,127         69,176
                                                  $98,898       $108,132

C.  Notes and other receivables from affiliates and investment in affiliate

On January 21, 1997, Welcome Home filed for Chapter 11 bankruptcy protection (see Note F). As a result of the Chapter 11 filing, the Company no longer consolidates Welcome Home in its financial statements as of January 21, 1997, the date of the filing. Receivables from Welcome Home owed to the Company or its subsidiaries were $3,734 as of March 31, 1997.

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

                              PAGE 7
                     JORDAN INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (dollars in thousands)

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

On July 29, 1996, Mr. Jordan purchased $2,000 of the Fannie May Subordinated Notes from the Company at face value plus accrued interest.

D.  Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1997 and 1996, are as follows:
                                   March 31,      December 31,
                                     1997             1996
Deferred tax liabilities

Tax over book depreciation              $ 7,187         $ 7,346
Basis in subsidiary                         798             798
Lifo reserve                                147             147
Intercompany tax gain                     2,500           2,500
Other                                       691             311
     Total deferred tax liabilities      11,323          11,102

Deferred tax assets

NOL carryforwards                        29,100          28,900
Accrued interest on discount debentures  13,362          12,262
Stock Appreciation Rights Agreements      3,162           3,162
Pension obligation                          162             174
Vacation accrual                            417             591
Uniform capitalization of inventory         586             472
Allowance for doubtful accounts           1,219           1,020
Capital lease obligations                   296             343
Tax asset basis over book basis at
  subsidiary                              2,500           2,500
Other                                       167             248
     Total deferred tax assets           50,971          49,672
Valuation allowance for deferred
 tax assets                             (41,545)        (40,014)
     Net deferred tax assets              9,426           9,658
     Net deferred tax
      liabilities                       $ 1,897        $  1,444

                     JORDAN INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)

E.  Acquisition of Subsidiaries

On January 8, 1997, Beemak purchased the net assets of Arnon-Caine, Inc. ("ACI") a designer and distributor of modular storage systems primarily for sale to wholesale home centers and hardware stores. ACI subcontracts its production to third party injection molders located primarily in Southern California, which use materials and machines similar to those used by Beemak. By early 1998, Beemak will serve as ACI's primary supplier. The Company believes that the integration of ACI into Beemak's operations will provide for future manufactur-ing cost savings as well as synergistic marketing efforts.

The purchase price of $4,600, including costs incurred directly related to the acquisition, was allocated to working capital of $300, property, plant and equipment of $82, and excess purchase price over net identifiable assets of $4,218. The acquisition was financed with cash.

F.  Welcome Home Chapter 11 Filing

On January 21, 1997, Welcome Home filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States code in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court"). In Chapter 11, Welcome Home will continue to manage its affairs and operate its business as a debtor-in-possession while it develops a reorganiza-tion plan that will restructure its operations and allow it to emerge from Chapter 11. As a debtor-in-possession in Chapter 11, Welcome Home may not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court.

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

As a result of Welcome Home's Chapter 11 filing, the Company no longer has the ability to control the operations and financial affairs of Welcome Home. Accordingly, the Company no longer consolidates Welcome Home in its financial statements as of January 21, 1997, the date of the filing. For the period ended January 21, 1997, the Company recorded a net loss of $1,195 related to Welcome Home.

Cape Craftsmen, a consolidated subsidiary of the Company, would also be adversely affected by a liquidation of Welcome Home. Currently 68% of Cape's sales are to Welcome Home. Net assets included in the consolidated financial statements are $3,800 which includes an $1,800 receivable from Welcome Home.

G.  Subsequent Event

On April 2, 1997, the Company privately placed approximately $214,000 aggregate principal amount of 11.75% Series A Senior Subordinated Discount Debentures due 2009 (the "Series A Debentures"), at 56.52% of such principal amount. The Series

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (UNAUDITED)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)


A Debentures are eligible for resale under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The Company placed the Series A Debentures to refinance substantially all of the $133,075 aggregate principal amount of its 11.75% Senior Subordinated Discount Debentures due 2005. In addition, the Company filed a registration statement under the Securities Act in connection with an offer to exchange 11.75% Series B Senior Subordinated Discount Debentures due 2009 for its Series A Debentures.

H.  Payment of Stock Appreciation Rights

In March 1992, a subsidiary of the Company entered into an agreement with its minority shareholders whereby the shareholders would exchange their common stock, which amounted to a 24% interest, for 7% cumulative preferred stock, covenants not to compete, and stock appreciation rights agreements. The total consideration paid for this minority interest was $12,381.

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

On April 10, 1997, the Company paid the former shareholders pursuant to an agreement ("The Redemption Agreement"), as if the subsidiary was sold for $110,000. The former shareholders received $9,438 in cash and a deferred payment of $4,719 over five years at 8% interest. The Redemption Agreement also requires that the $1,875 of remaining preferred stock be redeemed one year from the date of the agreement.

If at any time prior to April 30, 1998, the Company has received offering proceeds from the registration of any shares of common stock of the subsidiary (the "IPO"), the Company will pay the former shareholders an additional $2,250.

If the Company has not received proceeds from the IPO, the former shareholders will receive a special bonus of 25% of the subsidiary's 1997 gross profit (as defined) in excess of $30,000.

As consideration for the signing of the Redemption Agreement, the former shareholders will receive total non-compete payments of $352 payable over the next thirteen months.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (UNAUDITED)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)




                                           QUARTER ENDED MARCH 31,
                                                1997      1996

Net Sales:
Specialty Printing & Labeling                 $23,216    $16,944
Motors and Gears                               31,519     28,087
Telecommunications Products                    47,466     24,463
Welcome Home (c)                                2,456     12,483
Consumer and Industrial Products               46,886     38,766
     Total                                   $151,543   $120,743

Operating Income (Loss) (a):
Specialty Printing & Labeling                $    377   $   (751)
Motors and Gears                                7,093      6,776
Telecommunications Products                     6,450      5,060
Welcome Home (c)                               (1,107)    (3,030)
Consumer and Industrial Products                5,942      5,288
     Total                                   $ 18,755   $ 13,343

Operating Margins (b):
Specialty Printing & Labeling                    1.6%     (4.4)%
Motors and Gears                                22.5      24.1
Telecommunications Products                     13.6      20.7
Welcome Home                                   (45.1)    (24.3)
Consumer and Industrial Products                12.7      13.6
Consolidated (a)                                12.4      11.1



(a) Before corporate overhead of $4,780 and $4,212 for the three months ended March 31, 1997 and 1996, respectively.

(b)  Operating margin is operating income divided by net sales.

(c) For the period from January 1, 1997 to January 21, 1997, the date of the Chapter 11 filing. See Footnote F.

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1996 10-K and the financial statements and the related notes thereto which are included elsewhere in this quarterly report.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the first quarter ended March 31, 1997 and 1996. This discussion reviews the foregoing segment data and certain of the consolidated financial data for the Company.

     Specialty Printing and Labeling. As of March 31, 1997, the Specialty Printing and Labeling group consisted of SPAI, Valmark, Pamco, and Seaboard.

Net sales increased $6.3 million or 37.0%. The increase is due to the acquisition of Seaboard in May 1996, $6.8 million, and higher sales of rollstock, membrane switches, and screenprint at Valmark, $.7 million. Partially offsetting these increases are lower sales of shielding devices at Valmark, $.8 million, lower label sales at Pamco, $.1 million, and decreased sales of calendars and corporate recognition products at SPAI, $.2 million, and $.1 million, respectively.

Operating income increased $1.1 million or 152.2%. The increase is due to the acquisition of Seaboard, which contributed $1.2 million to operating income, and higher operating income at SPAI, $.2 million. These increases were partially offset by lower operating income at Valmark, $.1 million, and Pamco, $.2 million. The increase in operating income at SPAI is due to lower operating costs, while the decreases at Pamco and Valmark are due to lower sales. The consolidated operating margin improved to 1.6% from (4.3%) due primarily to the acquisition of Seaboard.

     Motors and Gears. As of March 31, 1997, the Motors and Gears group consisted of Imperial, Scott, Gear, and Merkle-Korff. Effective January 1997, Colman Motor Products became fully integrated into Merkle-Korff.

Net sales increased $3.4 million or 12.2%. The increase is due to increased sales of sub-fractional motors at Merkle-Korff, $6.2 million, primarily the result of the acquisition of Barber-Colman in March 1996, and higher sales of gears and gear boxes at Gear, $.3 million. These sales increases were partially offset by lower sales of fractional and integral motors at Imperial and Scott, $3.1 million.

Operating income increased $.3 million or 4.7%. The increase in operating income is due to higher operating income at Merkle-Korff, $1.2 million, partially offset by lower operating income at Imperial and Scott, $.9 million. The increase at Merkle-Korff is due primarily to the acquisition of Barber-Colman, while the decrease at Imperial and Scott are attributed to the absorption of fixed plant overhead over a lower sales level in the first quarter of 1997. The consolidated operating margin decreased to 22.5% from 24.1% primarily due to an inherent lower operating margin at Barber-Colman as well as the absorption of plant overhead mentioned above.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Telecommunications Products. As of March 31, 1997, the Telecommunications Products group consisted of Dura-Line, AIM, Cambridge, Johnson Components, Diversified, Viewsonics, Vitelec, Bond, and Northern Technologies.

Net sales increased $23.0 million or 94%. The increase is primarily due to the acquisition of Diversified, Viewsonics, Vitelec, Bond, and Northern, all of which were acquired after the first quarter of 1996, and Johnson which was acquired near the end of January 1996. Combined, these acquisitions accounted for approximately $21.3 million or 93% of the increase in sales. The balance of the sales increase is due to higher international sales of Innerduct products at Dura-Line, $2.2 million. These increases were partially offset by lower sales of connector products at AIM and Cambridge, $.5 million.

Operating income increased $1.4 million or 28%. Of this increase, $2.7 million related to the acquisitions, which are partially offset by lower operating income at Dura-Line, $1.3 million. The decline at Dura-Line is due to start-up expenses relating to the company's international expansion into Mexico, China and India of approximately $.9 million, and higher selling and advertising costs relating to Retube, a substitute for copper piping in homes, $.3 million. Operating income declined as a percent of sales from 20.7% to 13.6%. This decline is due to lower inherent operating margins of the acquired businesses, which averaged 13.8%, and to lower domestic gross margin at Dura-Line due to an expanded customer base of middle market providers.

     Welcome Home. Net sales decreased $10.0 million or 80.3%, and operating income increased $1.9 million or 61.7%. These fluctuations are the direct result of Welcome Home's Chapter 11 bankruptcy filing on January 21, 1997. As a result of the filing, the Company no longer has the ability to control the operations and financial affairs of the Company. Accordingly, the results of operations of Welcome Home from January 21, 1997, to March 31, 1997, are not included in the consolidated results of the Company. See Note F.

     Consumer and Industrial Products. As of March 31, 1997, the Consumer and Industrial Products group consisted of DACCO, Sate-Lite, Riverside, Parsons, Hudson, Beemak, Cape Craftsmen, and Paw Print.

Net sales increased $8.l million or 20.9%. The sales increase is due to the acquisitions of Cape, $.9 million, and Paw Print, $4.3 million, as well as higher sales of titanium parts to Boeing at Parsons, $2.1 million, increased sales of locks at Hudson, $.7 million, and higher sales of point of purchase displays at Beemak due to the acquisition of Arnon-Caine, $.9 million. These sales increases were partially offset by lower sales of rebuilt converters and soft parts at DACCO, $.7 million.

Operating income increased $.7 million or 12.3%. The increase in operating income is due to the acquisition of Paw Print, $.5 million, coupled with higher operating results at Parsons, $.7 million, Hudson, $.6 million, and Beemak, $.2 million. These increases were partially offset by lower operating income at

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DACCO, $.8 million, and Sate-Lite, $.4 million. The increase in operating income at Parsons and Hudson is due to higher sales and an improved gross margin. The decrease in operating income at DACCO is due to lower sales, higher material prices, and higher selling costs, while the decrease at Sate-Lite is due primarily to a lower gross margin and higher operating costs stem-ming from increased market competition and higher compensation expense. The consolidated operating margin decreased to 12.7% from 13.6% primarily due to margin declines at DACCO and Sate-Lite, as well as increased depreciation and amortization expense of $.4 million.

     Consolidated Results:  (See Condensed Consolidated Statements of
Operations.)

Consolidated net sales increased $30.8 million or 25.5%. The increase is primarily due to the acquisitions of Seaboard in the Specialty Printing and Labeling group, Johnson, Diversified, Viewsonics, Vitelec, Bond, and Northern Technologies in the Telecommunications Products group, Barber-Colman (a division of Merkle-Korff) in the Motors and Gears group, Cape Craftsmen, Paw
Print, and Arnon Caine (a subsidiary of Beemak) in the Consumer and Industrial Products group, higher sales of titanium parts to Boeing at Parsons, higher sales of subfractional motors at Merkle-Korff and higher sales of Innerduct at Dura-Line. Partially offsetting the sales increases are lower sales of fractional and integral motors at Imperial and Scott, lower sales at Welcome Home due to the Chapter 11 bankruptcy filing (see Note F), and decreased sales of rebuilt converters and soft parts at DACCO.

Consolidated operating income increased $4.9 million or 53.2%. The increase is primarily due to the acquisitions noted above, higher sales and improved gross margins at Parsons and Hudson, and a lower operating loss at Welcome Home (see Note F). Partially offsetting these gains in operating income are lower operating income at Dura-Line due to the international expansion, lower operat-ing income at Imperial and Scott due to under-absorption of plant overhead, and lower operating income at DACCO due to decreased sales, higher material prices, and higher selling costs and at Sate-Lite due to higher compensation expense and lower gross margins as a result of increased market competition. The consolidated operating margin improved to 9.2% from 7.6% primarily due to an improvement in the Specialty Printing and Labeling group's operating income as a percent of consolidated sales as well as a reduction in Welcome Home's operating loss as a percent of consolidated sales.

Interest expense increased $4.6 million or 32.8% due to higher revolver borrowings at corporate and outstanding senior debt at Motors and Gears, Inc., which was issued in the fourth quarter of 1996. Interest income remained constant at $.7 million.

     Liquidity and Capital Resources. The Company had $126.1 million of working capital at March 31, 1997, compared to $123.5 million at the end of 1996. The increase in working capital of $2.6 million or 2.1% is due to higher prepaids/

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


other current assets, lower accounts payable, lower accrued liabilities, and lower current portion of long-term debt. These working capital changes were partially offset by lower cash balances, lower trade accounts receivable, lower inventories, and higher advance deposits.

The Company's net cash used in operating activities decreased $11.1 million for the three months ended March 31, 1997 as compared to the same period last year. The decrease is due to higher depreciation and amortization, $.4 million, an increase in the provision for income taxes, $1.6 million, a higher minority interest, $1.2 million, higher non-cash interest, $.3 million, an extraordinary item in 1997, $.3 million, equity in investee in 1997, $.8 million, a lower decrease in current liabilities, $12.9 million, a lower increase in non-current assets, $2.5 million, higher amortization of deferred financing fees, $1.0 million, and a higher increase in non-current liabilities, $.7 million. Partially offsetting these operating cash flow changes are a higher net loss, $3.6 million, and a higher increase in current assets, $6.8 million.

The net cash used in investing activities decreased $35.1 million for the three months ended March 31, 1997, compared to the same period last year. The decrease is due to lower capital expenditures, $.1 million, decreased advances to affiliates, $.8 million, and lower acquisitions of subsidiaries, $34.1 million.

The net cash provided by financing activities decreased $18.0 million for the three months ended March 31, 1997, as compared to the same period last year. The decrease is due to lower proceeds from debt issuance, $20.0 million, and a decrease in other, $.9 million. These changes are partially offset by higher proceeds from credit facilities, $2.3 million, and lower repayment of long-term debt, $.6 million.

None of the subsidiaries require significant amounts of capital spending to sustain current operations or to achieve projected growth.

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


                                        JORDAN INDUSTRIES, INC.





May 14, 1997                       By:   /s/ Thomas C. Spielberger
                                        Thomas C. Spielberger
                                        Vice President, Controller