Form 10-Q
period 1997-06-30
JORDAN INDUSTRIES INC
filed 1997-08-14
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                       --------------------

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1997    Commission File Number 33-24317

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

     The number of shares outstanding of Registrant's Common Stock as of August 14, 1997: 98,501.0004

                    FORM 10-Q QUARTERLY REPORT

                     JORDAN INDUSTRIES, INC.

                              INDEX


Part I.                                                Page No.

     Financial Information

     Condensed Consolidated Balance Sheets
      at June 30, 1997, and December 31, 1996                  3

     Condensed Consolidated Statements of Operations
      for the Second Quarter and Six Months Ended
      June 30, 1997 and 1996                                   4

     Condensed Consolidated Statements of Cash Flows
      for the Six Months Ended June 30, 1997
      and 1996                                                 5

     Notes to Condensed Consolidated Financial
      Statements                                               6

     Management's Discussion and Analysis of
      Financial Condition and Results of Operations           15


Part II.

     Other Information                                        22

     Signatures                                               23

                        JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                   (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                           June 30,        December 31,
                                             1997              1996
                                          (unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents             $ 30,887            $ 32,797
  Accounts receivable - net              107,122              89,301
  Inventories                            111,372             108,132
  Prepaid expenses and other current
   assets                                 13,876               9,703
     Total Current Assets                263,257             239,933

Property, plant and equipment - net      100,079             111,040
Investments in and advances to affiliates 13,924              14,222
Goodwill - net                           306,106             266,436
Other assets                              48,566              50,254
     Total Assets                       $731,932            $681,885

LIABILITIES AND NET CAPITAL DEFICIENCY

Current Liabilities:
  Notes payable - line of credit        $      -            $    856
  Accounts payable                        49,905              47,036
  Accrued liabilities                     51,179              57,910
  Advance deposits                         8,166               1,900
  Current portion of long-term debt        8,530               8,752
     Total Current Liabilities           117,780             116,454

Long-term debt                           744,465             687,936
Other non-current liabilities              9,732               3,572
Deferred income taxes                        491               1,444
Minority interest                          4,013                 885
Preferred stock                            1,515               1,875
Net Capital Deficiency:
  Common stock                                 1                   1
  Additional paid-in capital               2,117               2,557
  Note receivable from shareholders       (1,230)             (1,460)
  Cumulative translation                    (179)              1,404
  Accumulated deficit                   (146,773)           (132,783)
     Total Net Capital Deficiency       (146,064)           (130,281)
     Total Liabilities and Net Capital
      Deficiency                        $731,932            $681,885

See accompanying notes to condensed consolidated financial statements.

                    JORDAN INDUSTRIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                        SIX MONTHS ENDED
                                      SECOND QUARTER        June 30,

                                      1997      1996     1997      1996

Net sales                           $173,346  $146,478 $324,889 $267,220
Cost of sales, excluding
 depreciation                        107,367    89,950  203,059  164,053
Selling, general and administra-
 tive expenses, excluding deprecia-
 tion                                 34,707    34,730   67,802   64,743
Depreciation                           4,651     4,596    9,027    8,660
Amortization of goodwill and other
  intangibles                          3,654     2,748    6,906    5,156
Stock appreciation rights expense     15,418       150   15,418      300
Management fees and other                348     1,230    1,500    2,103

Operating income                       7,201    13,074   21,177   22,205

Other (income) and expenses:
  Interest expense                    19,199    14,985   37,775   28,975
  Interest income                       (894)     (660)  (1,606)  (1,344)
  Gain on sale of subsidiary and
    other                            (18,275)        -  (18,012)       -
     Total other expenses                 30    14,325   18,157   27,631
Income (loss) before income taxes,
 minority interest, equity in
 investee, and extraordinary items     7,171    (1,251)   3,020   (5,426)
Provision for income taxes               923     2,359    1,200    1,244
Income (loss) before minority
  interest, equity in investee,
  and extraordinary items              6,248    (3,610)   1,820   (6,670)
Minority interest                        376      (310)     764   (1,086)
Equity in investee                     3,383         -    4,168        -
Income (Loss) before extraordinary
   items                               2,489    (3,300)  (3,112)  (5,584)
Extraordinary items                    9,044         -    9,363        -
Net loss                            $ (6,555)  $(3,300)$(12,475)$ (5,584)



See accompanying notes to condensed consolidated financial statements.

                            PAGE 5
                    JORDAN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                      SIX MONTHS ENDED
                                                          June 30,
                                                     1997       1996
Cash flows from operating activities:
 Net loss                                          $(12,475)  $(5,584)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                   15,813    13,816
     Provision for (benefit from) deferred
       income taxes                                     163    (1,143)
     Amortization of deferred financing fees          1,864     1,525
     Minority interest                                  764    (1,086)
     Non-cash interest                                6,776     5,822
     Equity in investee                               4,168         -
     Extraordinary item                               9,363         -
     Gain on sale of subsidiary                     (18,508)        -
     Changes in operating assets and
      liabilities net of effects from acquisitions:
        Increase in current assets                  (13,328)   (3,723)
        Decrease in current liabilities              (3,199)   (2,796)
        Increase in non-current assets               (6,000)   (5,111)
       Increase in non-current liabilities           3,630       429
        Net cash (used in) provided by operating
           activities                              (10,969)    2,149

Cash flows from investing activities:
   Net proceeds from sale of a subsidiary            35,218         -
   Capital expenditures                              (5,758)   (9,612)
   Advances to affiliates                            (1,335)   (5,264)
   Acquisition of subsidiaries                      (70,913)  (82,450)
   Cash acquired in purchase of subsidiaries            456     1,390
   Acquisitions of minority interests and other           -      (144)
   Other                                               (446)        2
        Net cash used in investing activities       (42,778)  (96,078)

Cash flows from financing activities:
   Proceeds from Motors and Gears, Inc. common
     stock issuance                                   1,100         -
   Repayment of long-term debt                       (5,263)   (5,958)
   Proceeds from revolving credit facilities, net    56,000    38,079
   Proceeds from debt issuance - MK Holdings, Inc.        -    20,000
   Proceeds from debt issuance - SPL Holdings, Inc.       -    13,000
        Net cash provided by financing activities    51,837    65,121
Net decrease in cash and cash equivalents            (1,910)  (28,808)
Cash and cash equivalents at beginning of period     32,797    41,253
Cash and cash equivalents at end of period         $ 30,887   $12,445
Cash paid during the period for:
      Interest                                     $ 28,262   $20,984
      Income taxes, net                            $  2,642   $ 1,471
Non-cash investing activities:
      Capital leases                               $  1,257   $   344
     Seller notes issued in acquisitions           $  1,500      $ 3,000


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

B.  Inventories

Inventories are summarized as follows:
                                               June 30,     December 31,
                                                1997           1996
     Raw materials                            $ 37,834        $26,682
     Work in process                            14,234         12,274
     Finished goods                             59,304         69,176
                                              $111,372       $108,132

C.  Notes receivable from affiliates and investment in affiliate

On January 21, 1997, Welcome Home filed for Chapter 11 bankruptcy protection (see Note F). As a result of the Chapter 11 filing, the Company no longer consolidates Welcome Home in its financial statements as of January 21, 1997, the date of the filing. Receivables from Welcome Home owed to the Company or its subsidiaries were $4,720 as of June 30, 1997.

On July 2, 1997, the Company received from Fannie May Holdings, Inc. ("Fannie May"), $14,348 in exchange for the following investments held by the Company:
$5,500 aggregate principal amount of Subordinated Notes and $7,000 aggregate principal amount of participation in outstanding term loans of Archibald Candy Corporation, a wholly-owned subsidiary of Fannie May. The amount received also included $1,573 of accrued interest and premium on the above Subordinated Notes and term loans. On July 7, 1997, the Company received $3,013 as a return of the $3,000 certificate of deposit held by the Company as security for an obligation to purchase additional participation in the above-mentioned term loans, plus $13 of accrued interest thereon.

On May 15, 1995, the Company purchased 75.6133 shares of Class A PIK Preferred Stock of Fannie May at face value for $1,571. The Company also acquired 151.28 shares of common stock of Fannie May (representing 15.1% of the outstanding common stock of Fannie May on a fully diluted basis) for $151. These shares of Fannie May Common Stock were purchased from the John
W. Jordan II Revocable Trust.

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

D.  Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets as of June 30, 1997 and December 31, 1996 are as follows:

                                       June 30,       Dec. 31,
                                         1997           1996
Deferred tax liabilities
Tax over book depreciation            $ 7,687        $  7,346
Basis in subsidiary                       798             798
LIFO reserve                              147             147
Intercompany tax gain                   2,500           2,500
Other                                     691             311
  Total deferred tax liabilities       11,823          11,102

Deferred tax assets
NOL carryforwards                      19,100          28,900
Stock Appreciation Rights Agreements     3,762           3,162
Accrued interest on discount debentures 13,362          12,262
Pension obligation                         162             174
Vacation accrual                           417             591
Uniform capitalization of inventory        586             472
Allowance for doubtful accounts          1,219           1,020
Capital lease obligations                  296             343
Tax asset basis over book basis at
  subsidiary                             2,500           2,500
Other                                      167             248
  Total deferred tax assets             41,571          49,672
Valuation allowance for deferred
   tax assets                          (30,239)       (40,014)
     Net deferred tax assets             11,332          9,658
     Net deferred tax assets            $   491        $  1,444

                    JORDAN INDUSTRIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)


E.  Acquisition of subsidiaries

On January 8, 1997, Beemak, a subsidiary of the Company, purchased the net assets of Arnon-Caine, Inc. ("ACI"), a designer and distributor of modular storage systems primarily for sale to wholesale home centers and hardware stores. ACI subcontracts its production to third party injection molders located primarily in Southern California, which use materials and machines similar to those used by Beemak. By early 1998, Beemak will serve as ACI's primary supplier. The Company believes that the integration of ACI into Beemak's operations will provide for future manufacturing cost savings as well as synergistic marketing efforts.

The purchase price of $4,600, including costs incurred directly related to the acquisition, was allocated to working capital of $300, property, plant and equipment of $82, and excess purchase price over net identifiable assets of $4,218. The acquisition was financed with cash.

On May 30, 1997, JTP Industries, a newly formed wholly-owned subsidiary of the Company, purchased the assets of LoDan West, Inc. ("LoDan"), which designs, engineers and manufactures high-quality custom electronic cable assemblies, sub-assemblies and electro-mechanical assemblies for original equipment manufacturers in the data and telecommunications markets of the electronics industry.

The purchase price of $17,000, including estimated costs incurred directly related to the transaction, was allocated to working capital of $5,066, property, plant and equipment of $783, non-competition agreement of $250, noncurrent assets of $41, and resulted in an excess purchase price over net identifiable assets of $10,860. The acquisition was financed with cash.

On June 12, 1997, Motors and Gears Industries, Inc., through its newly formed wholly-owned subsidiary, FIR Group Holdings, Inc. and its wholly-owned subsidiaries, Motors and Gears Amsterdam, B.V. and FIR Group Holdings Italia, SrL, purchased all of the common stock of the FIR Group Companies, consisting of CIME S.p.A., SELIN S.p.A., and FIR S.p.A. The FIR Group Companies are manufacturers of electric motors and pumps for niche applications such as pumps for catering dishwashers, motors for industrial sewing machines, and motors for industrial fans and ventilators.

The purchase price of $51.3 million, including costs directly related to the transaction, was preliminarily allocated to working capital of $16.9 million, property, plant, and equipment of $4.9 million, other long term liabilities of $3.8 million, and resulted in an excess of purchase price over net identifiable assets of $33.3 million. The cash was provided from borrowings under the Motors and Gears Industries, Inc. Credit Agreement established on November 7, 1996 among Motors and Gears Industries, Inc., various banks, and Bankers Trust Company, as agent.

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

Cape Craftsmen, a consolidated subsidiary of the Company, would also be adversely affected by a liquidation of Welcome Home. Currently 60.6% of Cape's sales are to Welcome Home. Net assets included in the consolidated financial statements are $5,408 which includes a $1,119 receivable from Welcome Home.

G.  Debenture Swap

On April 2, 1997, the Company privately placed approximately $214,036 aggregate principal amount of 11.75% Series A Senior Subordinated Discount Debentures due 2009 (the "Series A Debentures"), at 56.52% of such principal amount. The Series A Debentures are eligible for resale under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). The Company placed the Series A Debentures to refinance substantially all of the $133,075 aggregate principal amount of its 11.75% Senior Subordinated Discount Debentures due 2005. In addition, the Company will file a registration statement under the Securities Act in connection with an offer to exchange 11.75% Series B Senior Subordinated Discount Debentures due 2009 for its Series A Debentures. In conjunction with this transaction, the Company recorded an extraordinary loss of $8,898 relating to the write-off of deferred financing fees and the premium assessed on the new issue.

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

Additionally, the former shareholders were granted stock appreciation rights exercisable in full or in part on the occurrence of the disposition by merger or otherwise, in one or more transactions of (a) more than 50% of the voting power and/or value of the capital stock of the subsidiary or (b) all or substantially all the business or assets of the subsidiary. The value of the stock appreciation rights is based on the ultimate sales price of the stock or assets of the subsidiary, and is essentially 15% of the ultimate sales price of the stock or assets sold, less $15,625.

On April 10, 1997, the Company paid the former shareholders pursuant to an agreement ("The Redemption Agreement"), as if the subsidiary was sold for $110,000. The former shareholders received $9,438 in cash and a deferred payment of $5,980 over five years including interest. The Redemption Agreement also requires that the $1,875 of remaining preferred stock be redeemed one year from the date of the agreement.

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

I. Sale of Subsidiaries

On May 15, 1997, the Company sold its subsidiary, Hudson Lock, Inc. ("Hudson"), for approximately $39.1 million. Hudson is a leading designer, manufacturer, and marketer of highly engineered medium-security custom and specialty locks for original equipment manufacturer customers. A gain of $18,508 is recorded in the income statement at June 30, 1997.

On July 31, 1997, the Company sold its subsidiary, Paw Print Mailing List Services, Inc. ("Paw Print"), for approximately $12.5 million. Paw Print is a value-added provider of direct mail services.

                    JORDAN INDUSTRIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)


J.  Financial Recapitalization and Business Repositioning Plan

In November 1996, Motors and Gears Holdings, Inc. ("M&G"), through its subsidiaries, acquired the business and assets of the Company's restricted subsidiaries Imperial Electric Company, Scott Motors Company and Gear Research Company, for $75.7 million in cash, assumption of approximately $5.0 million of liabilities, and an earnout based upon 50% of cumulative EBITDA of the purchased businesses of Imperial, Scott and Gear over $50 million during the five years following the purchase. As a result of this purchase, the Company recognized $62.7 million of deferred gain at the time of purchase for Federal income tax purposes, as adjusted for the value of the earnout, once finally determined. This deferred gain will be reported as the M&G group reports depreciation and amortization over approximately 15 years on most of the step-up in basis of those purchased assets. As long as M&G remains in the Company's affiliated group, the gain reported and the depreciation on the step-up in basis should exactly offset each other. Upon any future deconsolidation of M&G from the company's affiliated group for Federal income tax purposes, any unreported gain would be fully reported and subject to tax.

On May 16, 1997, the Company participated in a recapitalization of its majority-owned subsidiary, M&G. In connection with the Recapitalization, M&G issued 16,250 shares of M&G common stock (representing approximately 82.5% of the outstanding shares of M&G common stock) to certain stockholders and affiliates of the Company and M&G management for a total consideration of $2.2 million (of which $1.1 million was paid in cash and $1.1 million was paid through the delivery of 8% zero coupon notes due 2007). As a result of the Recapitalization, certain of the Company's affiliates and M&G management will own substantially all of the M&G common stock and the Company's investment in M&G will be represented solely by the Cumulative Preferred Stock of M&G (the "Junior Preferred Stock"), but not by any common stock of M&G, which will be held by stockholders and affiliates of the Company and management of M&G. The Company has obtained an independent opinion as to the fairness, from a financial point of view, of the Recapitalization to the Company and its public bondholders.

So long as the Company holds the M&G Junior Preferred Stock, the Company expects to continue to consolidate M&G and its subsidiaries for financial reporting purposes as subsidiaries of the Company. However, the Junior Preferred Stock discontinues its participation in M&G's earnings on the fifth anniversary of issuance. In addition, this financial consolidation and a continuing Company investment in M&G will be discontinued upon the redemption of the Junior Preferred Stock, or at such time as the Junior Preferred Stock ceases to represent at least a majority of the voting power and a majority share in the earnings of the relevant company. As long as the Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The value test depends on the relative values of the Junior Preferred Stock and the common shares of M&G. The Junior Preferred Stock is mandatorily redeemable upon certain events and is redeemable at the option of M&G, in whole or in part, at any time.

                    JORDAN INDUSTRIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)

The Company also expects to include the subsidiaries of M&G in its consolidated group for Federal Income tax purposes. This consolidation would be discontinued, however, upon the redemption of the Junior Preferred Stock, which could result in recognition by the Company of substantial income tax liabilities arising out of the Recapitalization. If such deconsolidation had occurred at June 30, 1997, the Company believes that the amount of taxable income to the Company attributable to M&G would have been approximately $58.0 million (or approximately $23.2 million of tax liabilities, assuming a 40%
combined Federal, state and local income tax rate).    The Company currently
expects to offset these tax liabilities arising from deconsolidation by using net income loss carryforwards (approximately $27.3 million at June 30, 1997), and to pay any remaining liability with redemption proceeds from the Junior Preferred Stock. Deconsolidation would also occur with respect to M&G if the Junior Preferred Stock ceased to represent at least 80% of the voting power and 80% of the combined stock value of the outstanding Junior Preferred Stock and common stock of M&G. As long as the Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The value test depends on the relative values of the Junior Preferred Stock and common stock. It is likely that by the fifth anniversary of their issuances, the Junior Preferred Stock would cease to represent 80% of the relevant total combined stock value. It is entirely possible, however, that the 80% value test could fail well prior to the fifth anniversary after issuance. In the event that deconsolidation occurs without a redemption of the Junior Preferred Stock, the tax liabilities discussed above would be incurred without the Company receiving the proceeds of the redemption.

On July 25, 1997, the Company recapitalized its investment in Jordan Telecommunication Products, Inc. ("JTP") and JTP acquired the Company's telecommunications and data communications products business from the Company for total consideration of approximately $294.0 million, consisting of $264.0 million in cash, $10.0 million of assumed indebtedness and preferred stock, and the issuance to the Company of $20.0 million aggregate liquidation preference of JTP Junior Preferred Stock. The Company's stockholders and affiliates and JTP management invested in and acquired the JTP common stock. The JTP recapitalization transactions were subject to a fairness opinion issued to the Company and its bondholders.

JTP financed the cash portion of this total consideration through JTP's private placement of $190 million of JTP Senior Notes due 2007, $85 million of cash proceeds of JTP Senior Discount Debentures due 2007, and $25 million of JTP Senior Preferred Stock due 2009.

Pursuant to the plan, the Company privately placed $120 million of the Company's Senior Notes due 2007, and used the net proceeds from this private placement, as well as the net proceeds received by the Company in connection with the JTP recapitalization, to repay approximately $78 million of bank borrowings by the Company's subsidiaries under their credit agreements and repurchased $272 million of the Company's 10 % Senior Notes due 2003 pursuant to a tender offer and related consent solicitation. The Company also conducted a consent solicitation with regard to its 11 % Senior Subordinated Discount debentures due 2009 in order to conform their covenant

                    JORDAN INDUSTRIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)

structure to those in the Company's Senior Notes due 2007. As a result of the Recapitalization, certain of the Company's affiliates and JTP management will own substantially all of the JTP common stock. The Company's investment in JTP will be represented solely by the Junior Preferred Stock, but not by any common stock of JTP. The Company has obtained an independent opinion as to the fairness, from a financial point of view, of the Recapitalization to the Company and its public bondholders.

So long as the Company holds the Junior Preferred Stock, the Company expects to continue to consolidate JTP and its subsidiaries for financial reporting purposes as subsidiaries of the Company. However, the Junior Preferred Stock discontinues its participation in JTP's earnings on the fifth anniversary of issuance. In addition, this financial consolidation and any continuing Company investment in JTP will be discontinued upon the redemption of the Junior Preferred Stock, or at such time as the Junior Preferred Stock ceases to represent at least a majority of the voting power and a majority share in the earnings of the relevant company. As long as the Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The value test depends on the relative values of the Junior Preferred Stock and the common shares of JTP. The Junior Preferred Stock is mandatorily redeemable at the option of JTP, in whole or in part, at any time.

The Company also expects to include the subsidiaries of JTP in its consolidated group for Federal income tax purposes. This consolidation would be discontinued, however, upon the redemption of the Junior Preferred Stock, which could result in recognition by the Company of substantial income tax liabilities arising out of the Recapitalization. If such deconsolidation had occurred at June 30, 1997, the Company believes that the amount of taxable income to the Company attributed to JTP would have been approximately $125.0 million (or approximately $50.0 million of tax liabilities, assuming a 40% combined Federal, state and local income tax rate). The Company currently expects to offset these tax liabilities arising from deconsolidation by using net income loss carryforwards (approximately $27.3 million at June 30, 1997), and to pay any remaining liability with redemption proceeds from the Junior Preferred Stock. Deconsolidation would also occur with respect to JTP if the Junior Preferred Stock ceased to represent at least 80% of the voting power and 80% of the combined stock value of the outstanding Junior Preferred Stock and common stock. It is likely that by the fifth anniversary of their issuances, the Junior Preferred Stock would cease to represent 80% of the relevant total combined stock value. It is entirely possible, however, that the 80% value test could fail well prior to the fifth anniversary after issuance. In the event that deconsolidation occurs without a redemption of the Junior Preferred Stock, the tax liabilities discussed above would be incurred without the Company receiving the proceeds of a redemption.

                    JORDAN INDUSTRIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)


K.  Preferred Stock

In April 1997, the Company entered into an agreement ("The Redemption Agreement") with certain former shareholders of a subsidiary. Pursuant to The Redemption Agreement, the Company is required to redeem $1,875 of remaining preferred stock one year from the date of the agreement. At June 30, 1997, the preferred stock is classified as an accrued liability.

In May 1997, Motors and Gears Holdings, Inc., a majority-owned subsidiary of the Company, issued $1.5 million of senior, non-voting 8% cumulative preferred stock to its minority shareholders.

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1996 10-K, the financial statements and the related notes thereto which are included elsewhere in this quarterly report.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (ALL DOLLAR AMOUNTS IN THOUSANDS)



Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the second quarter and six months ended June 30, 1997 and 1996. Acquisitions are included from the date of acquisition. This discussion reviews the foregoing segment data and certain of the consolidated financial data for the Company.

                                                     SIX MONTHS ENDED
                                     SECOND QUARTER       June 30,
                                      1997    1996     1997      1996
Net Sales:
Specialty Printing and Labeling    $ 31,305  $28,735 $ 54,521  $ 45,679
Motors and Gears                     34,999   31,491   66,518    59,578
Telecommunications Products          60,336   27,126  107,802    51,589
Welcome Home (c)                          -   18,736    2,456    31,219
Consumer and Industrial Products     46,706   40,390   93,592    79,155
     Total                         $173,346 $146,478 $324,889  $267,220

Operating Income (a):
Specialty Printing and Labeling    $ 3,433  $  2,799 $  3,810  $  2,048
Motors and Gears                     8,163     7,035   15,256    13,811
Telecommunications Products         (6,364)    4,888       86     9,947
Welcome Home (c)                         -    (1,884)  (1,107)   (4,914)
Consumer and Industrial Products     6,971     5,134   12,913    10,422
     Total                         $12,203   $17,972  $30,958  $ 31,314

Operating Margins (b):
Specialty Printing and Labeling      11.0%     9.7%     7.0%      4.5%
Motors and Gears                     23.3     22.3     22.9      23.2
Telecommunications Products         (10.5)    18.0        -      19.3
Welcome Home (c)                        -    (10.1)   (45.1)    (15.7)
Consumer and Industrial Products     14.9     12.7     13.8      13.2
     Consolidated (a)                 7.0     12.3      9.5      11.7


(a) Before corporate overhead of $5,002 and $4,898 for the second quarter ended June 30, 1997 and 1996, respectively and $9,781 and $9,109 for the six months ended June 30, 1997 and 1996, respectively.

(b)  Operating margin is operating income divided by net sales.

(c) For the period from January 1, 1997 to January 21, 1997, the date of the Chapter 11 filing. See Footnote F.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specialty Printing and Labeling. As of June 30, 1997, the Specialty Printing and Labeling group consisted of SPAI, Valmark, Pamco, and Seaboard.

For the second quarter and first six months of 1997, net sales increased $2.6 million or 8.9% and $8.8 million or 19.4%, respectively, over the same periods last year. The second quarter increase is due to the acquisition of Seaboard (May 31, 1996), $1.5 million, increased sales of screen print, rollstock, and membrane switches at Valmark, $.1 million each, respectively, increased label sales at Pamco, $.2 million, and higher sales of ad specialty products at SPAI, $.8 million. Partially offsetting these increases were lower sales of calendars and school annuals at SPAI, $.3 million. The increase in net sales for the first six months of 1997 is due to the acquisition of Seaboard, $8.3 million, higher sales of screen print, $.4 million, rollstock, $.4 million, and membrane switches, $.3 million, higher label sales at Pamco, $.1 million, and increased sales of ad specialty products at SPAI, $.7 million. Partially offsetting these six month increases were lower sales of shrouds to Apple at Valmark, $.8 million, and decreased sales of calendars and school annuals at SPAI, $.5 million. The sales gains for both periods at Valmark reflect management's success in expanding the company's customer base, while the gains at SPAI reflect growth in the corporate programs segment of the ad specialty business.

For the second quarter and first six months of 1997, operating income increased $.6 million or 22.7% and $1.8 million or 86.0%, respectively, over the same periods last year. The second quarter increase is due to the acquisition of Seaboard, $.3 million, and higher operating income at SPAI, $.4 million. Partially offsetting these increases was decreased operating income at Pamco, $.3 million. The six month increase in operating income is due to the acquisition of Seaboard, $1.5 million, and higher operating income at SPAI, $.6 million. Partially offsetting these increases was lower operating income at Pamco, $.5 million. For both periods, the improved operating income at SPAI is attributed to higher sales and lower operating costs, primarily medical insurance and commissions. The decreased operating income at Pamco is due to an increase in plant overhead stemming from the Company's facility expansion in December 1996.

For the second quarter and first six months of 1997, the operating margin increased to 11.0% and 7.0%, respectively, from 9.7% and 4.5% for the same periods last year, respectively. The improvement is due to the acquisition of Seaboard, which contributes a significant portion of the group's operating income and operates at an inherently higher margin than the other companies in the group.

Motors and Gears. As of June 30, 1997, the Motors and Gears group consisted of Imperial, Scott, Gear, Merkle-Korff, and FIR. Effective January 1997, Colman Motor Products became a fully integrated division of Merkle-Korff.

For the second quarter and first half of 1997, net sales increased $3.5 million or 11.1% and $6.9 million or 11.7%, respectively, as compared with the same periods last year. Net sales of sub-fractional motors for the second quarter and first half of 1997 increased 20% and 28%, respectively. The strong growth in sub-fractional motors is primarily attributed to the

                            PAGE 17
             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

acquisition of Colman Motor Products on March 8, 1996, as well as continued strength in the vending and appliance markets. Gears and gear box sales for the second quarter and first half increased 21% and 17%, respectively, primarily as a result of strong sales of planetary gears in the floor care market. These increases were partially offset by reduced sales in fractional/integral motors, 10% and 20% for the second quarter and first half, respectively. These decreases reflect the stronger than normal sales in the first and second quarters of 1996, principally due to a substantial reduction in the backlog of orders for floor care motors that existed at the end of 1995.

Operating income increased $1.1 million or 16.0% and $1.4 million or 10.5% for the second quarter and first half, respectively, as compared with the same periods last year. The increase in operating income is primarily due to increased sales for the second quarter and first half over the same periods in 1996.

Operating margins increased from 22.3% to 23.3% for the second quarter 1997, while margins decreased slightly for the first six months of 1997, from 23.2% to 22.9%.

Telecommunication Products. As of June 30, 1997, the Telecommunications Products group consisted of Dura-Line, AIM, Cambridge, Johnson, Diversified, Viewsonics, Vitelec, Bond, Northern, and LoDan.

For the second quarter and first six months of 1997, net sales increased
$33.2 million or 122.4% and $56.2 million or 109.0%, respectively, over the same periods last year. The second quarter sales increase is due to the acquisitions of Viewsonics, Vitelec, Bond, Northern, and LoDan, all of which were acquired after the second quarter of 1996, and Diversified which was acquired near the end of June 1996. Combined, these acquisitions accounted for approximately $22.8 million or 68.7% of the increase in sales. The remainder of the sales increase is due to higher domestic and international sales of Dura-Line's Innerduct products, $4.9 million and $6.2 million, respectively. For the six months ended June 30, 1997, acquisitions accounted for $43.2 million or 76.9% of the increase in sales. The remainder of the sales increase is due to higher domestic and international sales of Dura-Line's Innerduct products, $5.4 million and $7.9 million, respectively.

For the second quarter and first six months of 1997, operating income decreased $11.3 million or 230.0% and $9.9 million or 99.1%, respectively, over the same periods last year. This decrease was primarily due to an increase in SAR expense of $15.3 million and $15.1 million for the second quarter and first six months of 1997, respectively. The increase in SAR expense is due to a $15.4 million charge in April 1997 relating to the company's acquisition of Dura-Line in 1988 (see Footnote H). Excluding the increase in SAR expense, operating income would have increased $4.0 million or 82.8% and $5.2 million or 52.7% for the second quarter and first six months of 1997, respectively. For the quarter, the increase in operating income (excluding SAR expense) was primarily due to the acquisitions, which added $3.0 million, and increased operating income at Dura-Line of $1.5 million, both of which were partially offset by decreases at AIM and Johnson of $.5 million and $.1 million, respectively. For the six months ended June

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


30, 1997, the increase in operating income (excluding SAR expense) was primarily due to the acquisitions, which contributed $5.8 million. Partially offsetting the increase were decreases at AIM and Johnson of $.6 million and $.1 million, respectively. Excluding the SAR expense, operating margins would have decreased from 18.6% to 14.8% and from 19.9% to 14.1% for the second quarter and first six months of 1997, respectively. These declines are due to international expansion costs at Dura-Line, primarily under-absorbed overhead related to the start-ups of China and Mexico and international market development costs for new facilities in China, Mexico, Malaysia, India and Spain, none of which were incurred in 1996. This decline is also a function of the lower inherent operating margins of the acquired businesses, which averaged 12.1% and 12.3% for the second quarter and first six months of 1997.

Welcome Home. For the second quarter and first six months of 1997, net sales decreased $18.7 million or 100% and $28.8 million or 92.1%, respectively, over the same periods last year. For the second quarter ended June 30, 1997, the operating loss decreased $1.9 million or 100%, and for the first six months of 1997, the operating loss decreased $3.8 million or 77.5%. These fluctuations are the direct result of Welcome Home's Chapter 11 bankruptcy filing on January 21, 1997 (See Note E). As a result of the filing, the Company no longer has the ability to control the operations and financial affairs of the company. Accordingly, the results of operations of Welcome Home from January 21, 1997 to June 30, 1997, are not included in the consolidated results of the Company.

Consumer and Industrial Products. As of June 30, 1997, the Consumer and Industrial Products group consisted of DACCO, Sate-Lite, Riverside, Parsons, Beemak, Cape, and Paw Print.

For the second quarter and first six months of 1997, net sales increased $6.3 million or 15.6% and $14.4 million or 18.2%, respectively, over the same periods last year. The second quarter increase is due to the acquisitions of Cape and Paw Print in the second half of 1996 and Arnon-Caine (by Beemak) in January 1997 (See Footnote E). These companies contributed $2.5 million, $3.9 million, and $.9 million to net sales, respectively, in the second quarter. Further contributing to the rise in second quarter net sales were increased sales of aircraft parts at Parsons, $2.3 million, of which $1.5 million is attributed to Boeing. Partially offsetting these increases in second quarter net sales were decreased sales of rebuilt converters at DACCO, $.4 million, lower sales at Hudson of $1.4 million due primarily to the sale of the company on May 15, 1997 (see Footnote I), and lower sales of religious books and bibles at Riverside, $1.6 million. The increase in net sales for the first six months of 1997 is driven by the acquisitions of Cape, $3.3 million, Paw Print, $8.2 million, and Arnon-Caine, $1.8 million, respectively, plus higher sales of aircraft parts at Parsons, $4.3 million, of which $3.7 million is attributed to Boeing. Partially offsetting the above six month sales increases were lower sales of rebuilt converters and other hard parts at DACCO, $1.0 million, decreased sales of truck and auto emergency warning triangles at Sate-Lite, $.3 million, lower sales of bibles and religious books at Riverside, $1.3 million, and lower sales at Hudson of $.6 million due to the sale of the company. The decrease in net sales for

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the second quarter and first six months at Riverside stems from a decrease in the lower margin contract distribution business, as management is focusing on the company's higher margin publishing and distribution lines.

For the second quarter and first six months of 1997, operating income increased $1.8 million or 35.8% and $2.5 million or 23.9%, respectively, over the same periods last year. The second quarter increase is due to the acquisitions of Paw Print and Arnon-Caine, which contributed $.6 million and $.3 million to operating income, respectively, higher operating income at Parsons of $1.1 million, and increased operating income at Beemak (excluding Arnon-Caine), $.4 million. Partially offsetting these increases were lower operating income at DACCO and Riverside, $.3 million and $.2 million, respectively, and decreased operating income of $.4 million at Hudson primarily due to the sale of the company. The increase in operating income for the first six months of 1997 is driven by the acquisitions of Paw Print and Arnon-Caine, which contributed $1.1 million and $.6 million to operating income, respectively, increased operating income at Parsons of $1.7 million, and increased operating income at Beemak (excluding Arnon-Caine), $.4 million. Further, Hudson added an additional $.1 million to operating income as a higher gross margin and lower depreciation expense more than compensated for the decrease in sales due to the divestiture of the company. Partially offsetting the above six month increases in operating income were lower operating results at DACCO, $1.1 million, Sate-Lite, $.3 million, and Riverside, $.2 million. For both the second quarter and first six months, operating income improved at Parsons due to higher sales and an improved gross margin and operating income improved at Beemak due to lower inventory write-downs. The decreases for the second quarter and first six months experienced at DACCO were due to lower sales, higher material prices, and higher selling costs, while the decrease for the first six months experienced by Sate-Lite was due primarily to higher compensation costs. The decrease in operating income for the second quarter and first six months at Riverside was due to higher amortization of software installation costs. Riverside picked up $.1 million in gross profit in the first six months as a result of management's concentration on higher margin business.

For the second quarter and first six months of 1997, the consolidated operating margin increased to 14.9% and 13.8%, respectively, from 12.7% and 13.2%, respectively, in the same periods last year. The improved margin in the second quarter of 1997 is due to a better gross margin, flat depreciation expense on increased sales, and lower inventory write-offs. The same holds true for the first six months of 1997, but higher amortization expense at Riverside and additional amortization expense due to the acquisitions led to a lesser improvement.

Consolidated Results:  (See Condensed Consolidated Statements of Operations.)

For the second quarter and first six months of 1997, consolidated net sales increased $26.9 million or 18.3% and $57.7 million or 21.6%, respectively, over the same periods last year. The increase for both periods was primarily due to the acquisition of Seaboard in the Specialty Printing and Labeling group, Cape, Paw Print, and Arnon-Caine in the Consumer and Industrial Products group, Colman Motor Products in the Motors and Gears group, and

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Diversified, Viewsonics, Vitelec, Bond, Northern, and LoDan in the Telecommunications Products group, increased sales of ad specialty products at SPAI, increased sales of gears and gear boxes at Gear, increased domestic and international sales of Innerduct at Dura-Line, and higher sales of aircraft parts to Boeing at Parsons. Partially offsetting the above sales increases were lower sales of shrouds to Apple at Valmark, lower calendar and school annual sales at SPAI, decreased sales of fractional and integral motors at Imperial and Scott, and lower sales at Welcome Home stemming from the company's deconsolidation effective January 21, 1997 (see footnote F).

For the second quarter and first six months of 1997, consolidated operating income decreased $5.9 million or 44.9% and $1.0 million or 4.6%, respectively over the same periods last year. The decrease in operating income for both periods is primarily due to SAR expense at Dura-Line, which increased $15.3 million and $15.1 million for the second quarter and first six months of 1997, respectively, over the same periods last year. Excluding the SAR expense, operating income would have increased $9.4 million or 71.1% and $14.1 million or 62.6%, respectively. These increases are primarily attributed to the above-mentioned acquisitions, higher operating income at SPAI, increased operating income at both Parsons and Beemak, and a lower operating loss at Welcome due to the company's deconsolidation effective January 21, 1997. Partially offsetting these increases in operating income were decreased operating income at Pamco, lower operating income at Aim and Johnson, and decreased operating income at Dacco. Excluding SAR expense, consolidated operating margins improved to 13.0% and 11.2% for the second quarter and first six months of 1997, respectively, from 9.0% and 8.4% for the same periods last year, respectively.

Interest expense increased $4.2 million or 28.1% and $8.8 million or 30.4% for the second quarter and first six months of 1997, respectively, over the same periods last year. The increase is due to higher revolver borrowings at JII, Inc. and outstanding senior debt at Motors and Gears, Inc., which was issued in the fourth quarter of 1996. Interest income increased $.2 million or 35.5% and $.3 million or 19.5% for the second quarter and first six months of 1997, respectively, over the same periods last year.

Liquidity and Capital Resources. The Company had $145.5 million in working capital at June 30, 1997, compared to $123.5 million at the end of 1996. This represents an increase of $22.0 million or 17.8%. The increase is due to higher net trade receivables, increased inventory, increased prepaids/other, lower short-term debt and current portion of long-term debt, and lower accrued liabilities. These increases were partially offset by higher accounts payable, higher advance deposits, and a lower cash balance.

The Company's net cash provided by operating activities decreased $13.1 million for the six months ended June 30, 1997, versus the same period in 1996. The decrease is due to a higher net loss, $6.9 million, a higher increase in current assets, $9.6 million, a higher decrease in current liabilities, $.4 million, a higher increase in non-current assets, $.9 million, and a gain on the sale of a subsidiary exclusive to 1997, $18.5 million. Partially offsetting the above decreases are increased depreciation and amortization, $2.0 million, increased provision for deferred income

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

taxes, $1.3 million, higher amortization of deferred financing fees, $.3 million, increased minority interest, $1.9 million, increased non-cash interest, $.9 million, equity in investee and extraordinary items exclusive to 1997, $4.2 million and $9.2 million, respectively, and a higher increase in non-current liabilities, $3.2 million.

The Company's net cash used in investing activities decreased $53.3 million for the six months ended June 30, 1997, versus the same period in 1996. The decrease is due to net proceeds received from the sale of a subsidiary in 1997, $35.2 million, lower capital expenditures, $3.8 million, lower advances to affiliates, $3.9 million, lower acquisition of subsidiaries, $11.5 million, and lower acquisitions of minority interests, $.1 million. These decreases are partially offset by lower cash acquired in the purchase of subsidiaries, $.9 million, and lower other, $.5 million.

The Company's net cash provided by financing activities decreased $13.3 million for the six months ended June 30, 1997, versus the same period in 1996. The decrease is due to lower proceeds from debt issuance, $33.0 million, which is partially offset by proceeds received from the issuance of common stock in 1997, $1.1 million, lower repayment of long-term debt, $.7 million, and higher revolver borrowings, $17.9 million.

Management believes that the Company's cash on hand and anticipated funds from operations will be sufficient to cover its working capital, capital expenditures, debt service requirements and other fixed charge obligations for at least the next 12 months. At August 14, 1997, the Company has available under revolving credit agreements $75 million at JII, Inc., $110 million at JTP Industries, Inc., and $37 million at Motors and Gears Industries, Inc.

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

Item 3.        Defaults upon Senior Securities
               None

Item 4.        Submission of Matters to a Vote of Security Holders
               None

Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on Form 8-K

               April 2, 1997 - Jordan Industries, Inc. privately placed approximately $214 million aggregate principal amount of 11.75% Series A Senior Subordinated Discount Debentures due 2009 at 56.52% of such principal amount.

               May 16, 1997 - Jordan Industries, Inc. participated in a recapitalization of its majority-owned subsidiary, Motors and Gears Holdings, Inc.


               27.  EDGAR Financial Data Schedule

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              JORDAN INDUSTRIES, INC.





August 14, 1997               By:   /s/  Thomas C. Spielberger
                                  Thomas C. Spielberger
                                  Vice President, Controller
                                   and Principal Accounting Officer