Form 10-Q
period 1997-09-30
JORDAN INDUSTRIES INC
filed 1997-11-14
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            --------------------

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

 For quarter ended September 30, 1997         Commission File Number 33-24317

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

                              Yes _X_           No___

      The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

      The number of shares outstanding of Registrant's Common Stock as of November 14, 1997: 98,501.0004

                         FORM 10-Q QUARTERLY REPORT

                          JORDAN INDUSTRIES, INC.

                                   INDEX


Part I.                                                               Page No.

     Financial Information

     Condensed Consolidated Balance Sheets
     at September 30, 1997, and December 31, 1996                        3

     Condensed Consolidated Statements of Operations
     for the Third Quarter and Nine Months Ended
     September 30, 1997 and 1996                                         4

     Condensed Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 1997
     and 1996                                                            5

     Notes to Condensed Consolidated Financial
     Statements                                                          7

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      17


Part II.

     Other Information                                                  24

     Signatures                                                         25


                                   PAGE 3

                          JORDAN INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                              September 30,      December 31,
                                                  1997               1996
                                              (unaudited)
                                              ------------       -----------
ASSETS

Current Assets:
  Cash and cash equivalents                     $ 37,458           $ 32,797
  Accounts receivable - net                      117,014             89,301
  Inventories                                    113,300            108,132
  Prepaid expenses and other current
   assets                                         10,986              9,703
                                                 -------            -------
         Total Current Assets                    278,758            239,933

Property, plant and equipment - net              100,978            111,040
Investments in and advances to affiliates          1,722             14,222
Goodwill - net                                   328,273            266,436
Other assets                                      69,200             50,254
                                                 -------            -------
         Total Assets                           $778,931           $681,885
                                                 =======            =======

LIABILITIES AND NET CAPITAL DEFICIENCY

Current Liabilities:
  Notes payable - line of credit                $  1,036           $    856
  Accounts payable                                51,195             47,036
  Accrued liabilities                             50,290             57,910
  Advance deposits                                 6,832              1,900
  Current portion of long-term debt                3,382              8,752
                                                 -------            -------
         Total Current Liabilities               112,735            116,454

Long-term debt                                   791,400            687,936
Other non-current liabilities                     10,768              3,572
Deferred income taxes                                514              1,444
Minority interest                                  4,961                885
Preferred stock                                   27,070              1,875
Net Capital Deficiency:
  Common stock                                        66                  1
  Additional paid-in capital                       4,018              2,557
  Note receivable from shareholders               (2,006)            (1,460)
  Cumulative translation                          (1,859)             1,404
  Accumulated deficit                           (168,736)          (132,783)
                                               ---------           --------
         Total Net Capital Deficiency           (168,517)          (130,281)
                                               ---------           --------
         Total Liabilities and Net Capital
          Deficiency                            $778,931           $681,885
                                                ========            =======

See accompanying notes to condensed consolidated financial statements.



                                   PAGE 4

                          JORDAN INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                          THIRD QUARTER      September 30,
                                      -------------------  -----------------
                                        1997      1996       1997      1996
                                      --------  ---------  --------  -------
Net sales                             $183,041   $158,099  $507,930  $425,319
Cost of sales, excluding
 depreciation                          116,923     97,231   319,982   261,284
Selling, general and administra-
 tive expenses, excluding deprecia-
 tion                                   35,725     38,801   103,527   103,545
Depreciation                             5,072      4,991    14,099    13,651
Amortization of goodwill and other
  intangibles                            3,808      3,216    10,714     8,372
Stock appreciation rights expense         ---       9,022    15,418     9,322
Loss on acquisition of affiliated
  company                                 ---       4,488      ---      4,488
Management fees and other                1,049      1,233     2,549     3,337
                                       -------    -------   -------   -------

Operating income                        20,464       (883)   41,641    21,320

Other (income) and expenses:
  Interest expense                      21,009     16,312    58,784    45,288
  Interest income                         (595)      (651)   (2,201)   (1,995)
  Gain on sale of subsidiary and
    other                               (1,454)      ---    (19,466)     ---
                                      --------    -------  --------   -------
     Total other expenses               18,960     15,661    37,117    43,293
                                      --------    -------  --------   -------
Income (loss) before income taxes,
 minority interest, equity in
 investee, and extraordinary items       1,504    (16,544)    4,524   (21,973)
Provision for (benefit from)
 income taxes                              167     (6,102)    1,367    (4,858)
                                       -------   --------   -------   -------
Income (loss) before minority
  interest, equity in investee,
  and extraordinary items                1,337    (10,442)    3,157   (17,115)
Minority interest                          356       (498)    1,120    (1,584)
Equity in investee                         667       ---      4,835      ---
                                       -------    -------   -------    ------
Income (Loss) before extraordinary
   items                                   314     (9,944)   (2,798)  (15,531)
Extraordinary items                     21,630       ---     30,993      ---
                                       -------    -------   -------   -------
Net loss                              $(21,316)  $ (9,944) $(33,791) $(15,531)
                                      ========   ========  ========  ========

    See accompanying notes to condensed consolidated financial statements.



                                   PAGE 5
                          JORDAN INDUSTRIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                      NINE MONTHS ENDED
                                                        September 30,
                                                      -----------------
                                                      1997         1996
                                                      -------- --------
Cash flows from operating activities:
 Net loss                                          $(33,791)   (15,531)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                   27,052     24,549
     Provision for (benefit from) deferred
       income taxes                                     132     (5,593)
     Loss on acquisition of affiliated company          ---      4,488
     Minority interest                                1,120     (1,584)
     Non-cash interest                               12,159      8,876
     Equity in investee                               4,835       ---
     Extraordinary item                              30,993       ---
     Gain on sale of subsidiary                     (19,493)      ---
     Changes in operating assets and
      liabilities net of effects from acquisitions:
        Increase in current assets                  (17,237)    (4,329)
        Decrease in current liabilities             (10,055)   (12,564)
        Increase in non-current assets               (6,848)    (2,664)
           Increase in non-current liabilities        4,666      2,093
                                                    -------     ------
        Net cash used in operating activities        (6,467)    (2,259)

Cash flows from investing activities:
   Net proceeds from sale of subsidiaries            45,954        ---
   Capital expenditures                             (11,029)   (12,466)
   Advances to affiliates                            (4,222)    (5,263)
   Redemption of investment in affiliate             12,500        ---
   Acquisition of subsidiaries                     (112,684)  (120,680)
   Cash acquired in purchase of subsidiaries          3,049      4,853
   Acquisitions of minority interests and other        ---        (306)
   Other                                               (241)      ---
                                                   --------   --------
        Net cash used in investing activities       (66,673)  (133,862)



                                   PAGE 6
                          JORDAN INDUSTRIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                    NINE MONTHS ENDED
                                                       September 30,
                                                    -----------------
                                                     1997       1996
                                                    --------  -------
Cash flows from financing activities:
   Proceeds from Motors and Gears, Inc. common
     stock issuance                                   1,100       ---
   Proceeds from Jordan Telecommunication Products,
     Inc. common stock issuance                       1,203       ---
   Repayment of term debt                           (34,804)      ---
   Repayment of other long-term debt, net            (2,682)   (11,961)
   Repayment of senior notes                       (271,600)       ---
   Proceeds from revolving credit facilities, net     6,000     93,999
   Proceeds from debt issuance - MK Holdings, Inc.      ---     20,000
   Proceeds from debt issuance - SPL Holdings, Inc.     ---     13,000
   Proceeds from debt issuance - Jordan
      Industries, Inc.                              120,000        ---
   Proceeds from debt issuance - Jordan
      Telecommunication Products, Inc.              273,545        ---
   Proceeds from preferred stock issuance - Jordan
      Telecommunication Products, Inc.               25,000        ---
   Deferred Financing Costs                         (26,361)    (1,559)
   Payment of consent fee                           (13,600)       ---
   Other                                               ---         (48)
                                                    -------    -------
        Net cash provided by financing activities    77,801    113,431
Net increase (decrease) in cash and cash
   equivalents                                        4,661    (22,690)
Cash and cash equivalents at beginning of period     32,797     41,253
                                                    -------    -------
Cash and cash equivalents at end of period         $ 37,458   $ 18,563
                                                    =======    =======
Cash paid during the period for:
      Interest                                     $ 46,625   $ 42,055
                                                    =======    =======
      Income taxes, net                            $  3,172   $  2,648
                                                     =======   =======
Non-cash investing activities:
      Capital leases                               $  1,490   $  4,852
                                                    =======    =======
         Seller notes issued in acquisitions       $  5,500   $  3,000
                                                    =======    =======

   See accompanying notes to condensed consolidated financial statements.


                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

A.  Organization
----------------
The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations, should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1996, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1996 10-K"). Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B.  Inventories
---------------
Inventories are summarized as follows:
                                                 September 30,  December 31,
                                                     1997           1996
                                                 ------------   -----------
         Raw materials                             $ 39,683        $26,682
         Work in process                             14,427         12,274
         Finished goods                              59,190         69,176
                                                    -------        -------
                                                   $113,300       $108,132
                                                    =======        =======

C.  Notes receivable from affiliates and investment in affiliate
----------------------------------------------------------------
On July 2, 1997, the Company received from Fannie May Holdings, Inc. ("Fannie May"), $14,348 in exchange for the following investments held by the Company: $5,500 aggregate principal amount of Subordinated Notes and $7,000 aggregate principal amount of participation in outstanding term loans of Archibald Candy Corporation, a wholly-owned subsidiary of Fannie May. The amount received also included $1,573 of accrued interest and premium on the above Subordinated Notes and term loans. On July 7, 1997, the Company received $3,013 as a return of the $3,000 certificate of deposit held by the Company as security for an obligation to purchase additional participation in the above-mentioned term loans, plus $13 of accrued interest thereon.

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

On January 21, 1997, Welcome Home filed for Chapter 11 bankruptcy protection (see Note F). As a result of the Chapter 11 filing, the Company no longer consolidates Welcome Home in its financial statements as of January 21, 1997, the date of the filing. Receivables from Welcome Home owed to the Company were $6,401 as of September 30, 1997.

D.  Accounting for Income Taxes
-------------------------------
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets as of September 30, 1997 and December 31, 1996 are as follows:


                                            Sept. 30,            Dec. 31,
                                              1997                 1996
                                            --------             -------
Deferred tax liabilities
Tax over book depreciation                  $  7,411             $  7,346
Basis in subsidiary                              798                  798
LIFO reserve                                     126                  147
Intercompany tax gain                          2,500                2,500
Other                                            146                  311
                                             -------              -------
  Total deferred tax liabilities              10,981               11,102
                                             -------              -------

Deferred tax assets
NOL carryforwards                             25,900               28,900
Stock Appreciation Rights Agreements           3,762                3,162
Accrued interest on discount debentures       12,262               12,262
Pension obligation                               211                  174
Vacation accrual                                 613                  591
Uniform capitalization of inventory              212                  472
Allowance for doubtful accounts                  961                1,020
Capital lease obligations                        542                  343
Tax asset basis over book basis at
  subsidiary                                   2,500                2,500
Other                                            192                  248
                                             -------              -------
  Total deferred tax assets                   47,155               49,672
Valuation allowance for deferred
   tax assets                                (36,688)             (40,014)
                                            --------              -------
         Net deferred tax assets              10,467                9,658
                                             -------              -------
         Net deferred tax liabilities       $    514             $  1,444
                                             =======              =======

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


E.  Acquisition of subsidiaries
-------------------------------
On January 8, 1997, Beemak, a subsidiary of the Company, purchased the net assets of Arnon-Caine, Inc. ("ACI"), a designer and distributor of modular storage systems primarily for sale to wholesale home centers and hardware stores. ACI subcontracts its production to third party injection molders located primarily in Southern California, which use materials and machines similar to those used by Beemak. By early 1998, Beemak will serve as ACI's primary supplier. The Company believes that the integration of ACI into Beemak's operations will provide for future manufacturing cost savings as well as synergistic marketing efforts.

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

The purchase price of $17,000, including estimated costs incurred directly related to the transaction, was allocated to working capital of $5,066, property, plant and equipment of $783, non-competition agreement of $250, noncurrent assets of $41, and resulted in an excess purchase price over net identifiable assets of $10,860. The acquisition was financed with cash and a $1,500 subordinated seller note.

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

The purchase price of $50,496, including costs directly related to the transaction, was preliminarily allocated to working capital of $17,475, property, plant, and equipment of $4,939, other long term liabilities of $3,947, and resulted in an excess of purchase price over net identifiable assets of $32,029. The cash was provided from borrowings under the Motors and Gears Industries, Inc. Credit Agreement established on November 7, 1996 among Motors and Gears Industries, Inc., various banks, and Bankers Trust Company, as agent.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

On September 2, 1997 Jordan Telecommunication Products, Inc. ("JTP") purchased the assets of Engineered Endeavors Incorporated ("EEI"). EEI designs, manufactures and installs custom cellular personal communication systems and radio/broadcasting towers.

The purchase price of $41,500, including estimated costs incurred directly related to the transaction, was allocated to working capital of $5,616 property plant and equipment of $829, non-competition agreement of $2,500, other long-term assets of $16, and resulted in an excess purchase price over net identifiable assets of $32,539. The acquisition was financed with $21,500 of cash and $20,000 of borrowings under the JTP credit facility.

On September 11, 1997 the Company purchased the net assets of Cho-Pat, Inc. ("Cho-Pat"). Cho-Pat is a leading designer and manufacturer of orthopaedic supports and patented preventative and pain reducing medical devices. Cho-Pat currently produces nine different products primarily for reduction of pain from injuries and the prevention of injuries resulting from overuse of the major joints.

The purchase price of $1,200, including estimated costs incurred directly related to the transaction, was allocated to working capital of $17, property, plant and equipment of $23, and other long-term assets of $34 which resulted in an excess purchase price over net identifiable assets of $1,126. The acquisition was financed with cash.

On October 17, 1997 Motors and Gears Industries, Inc. ("Motors and Gears") acquired all of the outstanding stock of Electronic Design and Control Company ("ED&C"). ED&C is a full service electrical engineering company which designs, engineers and manufactures electrical control systems and panels for material handling systems and other like applications. ED&C provides comprehensive design, build and support services to produce electronic control panels which regulates the speed of movement of conveyor systems used in a variety of automotive plants and other industrial applications.

The purchase price of $20,000, including costs incurred directly related to the transaction, has not been allocated at this time. The acquisition was financed through a $16,000 borrowing on the Motors and Gears line of credit and a $4,000 subordinated seller note.

On October 31, 1997 JTP purchased the stock of Telephone Services, Inc. of Florida ("TSI"). TSI designs, manufactures and provides customer cable assemblies, terminal strips and terminal blocks and other connecting devices primarily to the telephone operating companies and major telecommunication manufacturers.

The total purchase price of $53,000, including estimated costs incurred directly related to the transaction, has not been allocated at this time. The acquisition was financed with a $48,000 borrowing under the JTP credit facility and a $5,000 subordinated seller note.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

Unaudited pro forma information with respect to the Company as if the 1997 and 1996 acquisitions had occurred on January 1, 1997 and 1996 is as follows:

                                                         NINE MONTHS ENDED
                                                           September 30,
                                                         -----------------
                                                          1997       1996
                                                         -------   -------

         Net sales                                      $575,807   $499,506
         Net (loss) income before extraordinary items      4,173        (80)
         Net loss                                        (26,820)       (80)


F.  Welcome Home Chapter 11 Filing
----------------------------------
On January 21, 1997, Welcome Home filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States code in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court"). In Chapter 11, Welcome Home will continue to manage its affairs and operate its business as a debtor-in-possession while it develops a reorganization plan that will restructure its operations and allow it to emerge from Chapter 11. As a debtor-in-possession in Chapter 11, Welcome Home may not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court.

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

Cape Craftsmen, a consolidated subsidiary of the Company, would also be adversely affected by a liquidation of Welcome Home. Currently 69.3% of Cape's sales are to Welcome Home. Cape's net assets included in the consolidated financial statements are $7,189 which includes a $3,311 receivable from Welcome Home.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

G.  Debenture Swap
------------------
On April 2, 1997, the Company privately placed approximately $214,036 aggregate principal amount of 11.75% Series A Senior Subordinated Discount Debentures due 2009 (the "Series A Debentures"), at 56.52% of such principal amount. The Company placed the Series A Debentures to refinance substantially all of the $133,075 aggregate principal amount of its 11.75% Senior Subordinated Discount Debentures due 2005. The Company has successfully registered and exchanged 11.75% Series B Senior Subordinated Discount Debentures due 2009 for its Series A Debentures. In conjunction with this transaction, the Company recorded an extraordinary loss of $8,898 relating to the write-off of deferred financing fees and the premium assessed on the new issue.

H.  Payment of Stock Appreciation Rights
----------------------------------------
In March 1992, a subsidiary of the Company entered into an agreement with its minority shareholders whereby the shareholders would exchange their common stock, which amounted to a 24.0% interest, for 7.0% cumulative preferred stock, covenants not to compete, and stock appreciation rights agreements. The total consideration paid for this minority interest was $12,381.

Additionally, the former shareholders were granted Stock Appreciation Rights ("SAR") exercisable in full or in part on the occurrence of the disposition by merger or otherwise, in one or more transactions of (a) more than 50.0% of the voting power and/or value of the capital stock of the subsidiary or (b) all or substantially all the business or assets of the subsidiary. The value of the stock appreciation rights is based on the ultimate sales price of the stock or assets of the subsidiary, and is essentially 15.0% of the ultimate sales price of the stock or assets sold, less $15,625.

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

If the Company has not received proceeds from the IPO, the former shareholders will receive a special bonus of 25.0% of the subsidiary's 1997 gross profit (as defined) in excess of $30,000.

As consideration for the signing of the Redemption Agreement, the former shareholders will receive total non-compete payments of $352 payable over the next thirteen months.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

I.  Sale of Subsidiaries
------------------------
On May 15, 1997, the Company sold its subsidiary, Hudson Lock, Inc. ("Hudson"), for approximately $39,100. Hudson is a leading designer, manufacturer, and marketer of highly engineered medium-security custom and specialty locks for original equipment manufacturer customers. A gain of $19,493 is recorded in the income statement at September 30, 1997.

On July 31, 1997, the Company sold its subsidiary, Paw Print Mailing List Services, Inc. ("Paw Print"), for approximately $12,500. Paw Print is a value-added provider of direct mail services.

J.  Financial Recapitalization and Business Repositioning Plan
--------------------------------------------------------------
In November 1996, Motors and Gears Holdings, Inc. ("M&G"), through its subsidiaries, acquired the business and assets of the Company's restricted subsidiaries Imperial Electric Company, Scott Motors Company and Gear Research Company, for $75.7 million in cash, assumption of approximately $5.0 million of liabilities, and an earnout based upon 50.0% of cumulative EBITDA of the purchased businesses of Imperial, Scott and Gear over $50 million during the five years following the purchase. As a result of this purchase, the Company recognized $62.7 million of deferred gain at the time of purchase for Federal income tax purposes, as adjusted for the value of the earnout, once finally determined. This deferred gain will be reported as the M&G group reports depreciation and amortization over approximately 15 years on most of the step-up in basis of those purchased assets. As long as M&G remains in the Company's affiliated group, the gain reported and the depreciation on the step-up in basis should exactly offset each other. Upon any future deconsolidation of M&G from the company's affiliated group for Federal income tax purposes, any unreported gain would be fully reported and subject to tax.

On May 16, 1997, the Company participated in a recapitalization of its majority-owned subsidiary, M&G. In connection with the Recapitalization, M&G issued 16,250 shares of M&G common stock (representing approximately 82.5% of the outstanding shares of M&G common stock) to certain stockholders and affiliates of the Company and M&G management for a total consideration of $2.2 million (of which $1.1 million was paid in cash and $1.1 million was paid through the delivery of 8.0% zero coupon notes due
2007). As a result of the Recapitalization, certain of the Company's affiliates and M&G management will own substantially all of the M&G common stock and the Company's investment in M&G will be represented solely by the Cumulative Preferred Stock of M&G (the "Junior Preferred Stock"), but not by any common stock of M&G, which will be held by stockholders and affiliates of the Company and management of M&G. The Company has obtained an independent opinion as to the fairness, from a financial point of view, of the Recapitalization to the Company and its public bondholders.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

As long as the Company holds the M&G Junior Preferred Stock, the Company expects to continue to consolidate M&G and its subsidiaries for financial reporting purposes as subsidiaries of the Company. However, the Junior Preferred Stock discontinues its participation in M&G's earnings on the fifth anniversary of issuance. In addition, this financial consolidation and a continuing Company investment in M&G will be discontinued upon the redemption of the Junior Preferred Stock, or at such time as the Junior Preferred Stock ceases to represent at least a majority of the voting power and a majority share in the earnings of the relevant company. As long as the Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The value test depends on the relative values of the Junior Preferred Stock and the common shares of M&G. The Junior Preferred Stock is mandatorily redeemable upon certain events and is redeemable at the option of M&G, in whole or in part, at any time.

The Company also expects to include the subsidiaries of M&G in its consolidated group for Federal Income tax purposes. This consolidation would be discontinued, however, upon the redemption of the Junior Preferred Stock, which could result in recognition by the Company of substantial income tax liabilities arising out of the Recapitalization. If such deconsolidation had occurred at September 30, 1997, the Company believes that the amount of taxable income to the Company attributable to M&G would have been approximately $58.0 million (or approximately $23.2 million of tax liabilities, assuming a 40.0% combined Federal, state and local income tax rate). The Company currently expects to offset these tax liabilities arising from deconsolidation by using net income loss carryforwards (approximately $27.3 million at September 30, 1997), and to pay any remaining liability with redemption proceeds from the Junior Preferred Stock. Deconsolidation would also occur with respect to M&G if the Junior Preferred Stock ceased to represent at least 80.0% of the voting power and 80.0% of the combined stock value of the outstanding Junior Preferred Stock and common stock of M&G. As long as the Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The value test depends on the relative values of the Junior Preferred Stock and common stock. It is likely that by the fifth anniversary of their issuances, the Junior Preferred Stock would cease to represent 80.0% of the relevant total combined stock value. It is entirely possible, however, that the 80.0% value test could fail well prior to the fifth anniversary after issuance. In the event that deconsolidation occurs without a redemption of the Junior Preferred Stock, the tax liabilities discussed above would be incurred without the Company receiving the proceeds of the redemption.

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

Pursuant to the plan, the Company privately placed $120 million of the Company's Senior Notes due 2007, and used the net proceeds from this private placement, as well as the net proceeds received by the Company in connection with the JTP recapitalization, to repay approximately $78 million of bank borrowings by the Company's subsidiaries under their credit agreements and repurchased $272 million of the Company's 10-3/8% Senior Notes due 2003 pursuant to a tender offer and related consent solicitation. The Company also conducted a consent solicitation with regard to its 11-3/4% Senior Subordinated Discount debentures due 2009 in order to conform their covenant structure to those in the Company's Senior Notes due 2007.
As a result of the Recapitalization, certain of the Company's affiliates and JTP management will own substantially all of the JTP common stock. The Company's investment in JTP will be represented solely by the Junior Preferred Stock, but not by any common stock of JTP. The Company has obtained an independent opinion as to the fairness, from a financial point of view, of the Recapitalization to the Company and its public bondholders.

As long as the Company holds the Junior Preferred Stock, the Company expects to continue to consolidate JTP and its subsidiaries for financial reporting purposes as subsidiaries of the Company. However, the Junior Preferred Stock discontinues its participation in JTP's earnings on the fifth anniversary of issuance. In addition, this financial consolidation and any continuing Company investment in JTP will be discontinued upon the redemption of the Junior Preferred Stock, or at such time as the Junior Preferred Stock ceases to represent at least a majority of the voting power and a majority share in the earnings of the relevant company. As long as the Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The value test depends on the relative values of the Junior Preferred Stock and the common shares of JTP. The Junior Preferred Stock is mandatorily redeemable at the option of JTP, in whole or in part, at any time.

The Company also expects to include the subsidiaries of JTP in its consolidated group for Federal income tax purposes. This consolidation would be discontinued, however, upon the redemption of the Junior Preferred Stock, which could result in recognition by the Company of substantial income tax liabilities arising out of the Recapitalization. If such deconsolidation had occurred at September 30, 1997, the Company believes that the amount of taxable income to the Company attributed to JTP would have been approximately $125.0 million (or approximately $50.0 million of tax liabilities, assuming a 40.0% combined Federal, state and local income tax rate). The Company

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

currently expects to offset these tax liabilities arising from deconsolidation by using net income loss carryforwards (approximately $27.3 million at September 30, 1997), and to pay any remaining liability with redemption proceeds from the Junior Preferred Stock. Deconsolidation would also occur with respect to JTP if the Junior Preferred Stock ceased to represent at least 80.0% of the voting power and 80.0% of the combined stock value of the outstanding Junior Preferred Stock and common stock. It is likely that by the fifth anniversary of their issuances, the Junior Preferred Stock would cease to represent 80.0% of the relevant total combined stock value. It is entirely possible, however, that the 80.0% value test could fail well prior to the fifth anniversary after issuance. In the event that deconsolidation occurs without a redemption of the Junior Preferred Stock, the tax liabilities discussed above would be incurred without the Company receiving the proceeds of a redemption.

K.  Preferred Stock
-------------------
In April 1997, the Company entered into an agreement ("The Redemption Agreement") with certain former shareholders of a subsidiary. Pursuant to The Redemption Agreement, the Company is required to redeem $1,875 of remaining preferred stock one year from the date of the agreement. At September 30, 1997, the preferred stock is classified as an accrued liability.

In May 1997, Motors and Gears Holdings, Inc., a majority-owned subsidiary of the Company, issued $1.5 million of senior, non-voting 8.0% cumulative preferred stock to its minority shareholders.

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

Results of Operations
---------------------
Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the third quarter and nine months ended September 30, 1997 and 1996. Acquisitions are included from the date of acquisition. This discussion reviews the foregoing segment data and certain of the consolidated financial data for the Company.

                                                         NINE MONTHS ENDED
                                       THIRD QUARTER       September 30,
                                     ----------------    -----------------
                                      1997      1996      1997      1996
                                     -------  -------    -------  --------
Net Sales:
Specialty Printing and Labeling   $  29,152   $ 29,476  $ 83,673  $ 75,155
Motors and Gears                     39,861     30,575   106,379    90,153
Telecommunications Products          67,142     39,144   174,944    90,733
Welcome Home (c)                        ---     20,654     2,456    51,873
Consumer and Industrial Products     46,886     38,250   140,478   117,405
                                   --------   --------   -------   -------
     Total                         $183,041   $158,099  $507,930  $425,319
                                    =======    =======   =======   =======
Operating Income (a):
Specialty Printing and Labeling    $  2,343   $  1,878  $  6,153  $  3,926
Motors and Gears                      7,819      6,883    23,075    20,694
Telecommunications Products           9,181        966     9,267    10,912
Welcome Home (c)                        ---     (1,757)   (1,107)   (6,672)
Consumer and Industrial Products      6,290      5,375    19,203    15,797
                                    -------    -------   -------   -------
     Total                         $ 25,633   $ 13,345  $ 56,591  $ 44,657
                                    =======    =======   =======   =======
Operating Margins (b):
Specialty Printing and Labeling        8.0%       6.4%      7.4%      5.2%
Motors and Gears                      19.6       22.5      21.7      23.0
Telecommunications Products           13.7        2.5       5.3      12.0
Welcome Home (c)                       ---       (8.5)    (45.1)    (12.9)
Consumer and Industrial Products      13.4       14.1      13.7      13.5
     Consolidated (a)                 14.0        8.4      11.1      10.5
____________________

(a) Before corporate overhead of $5,169 and $5,868 for the third quarter ended September 30, 1997 and 1996, respectively and $14,950 and $14,977 for the nine months ended September 30, 1997 and 1996, respectively.
        The third quarter of 1996 is also before the write off of $4,488 in notes receivable from the Cape Craftsman acquisition and a charge of $3,872 for Imperial's SAR expense. The telecommunications products operating income reflects the Dura-Line SAR expense of $15,418 in the nine months ended September 30, 1997 and the AIM SAR expense of $5,200 and $5,500 in the third quarter and nine months ended September 30, 1996, respectively.

(b)     Operating margin is operating income divided by net sales.

(c) For the period from January 1, 1997 to January 21, 1997, the date of the Chapter 11 filing. See Footnote F.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specialty Printing and Labeling. As of September 30, 1997, the Specialty Printing and Labeling group consisted of SPAI, Valmark, Pamco, and Seaboard.

For the third quarter and first nine months of 1997, net sales decreased $0.3 million or 1.1% and increased $8.5 million or 11.3%, respectively, over the same periods last year. The third quarter decrease is due to the decrease in sales of folding boxes at Seaboard, $0.6 million, and lower sales of calendars at SPAI, $0.3 million. Partially offsetting these decreases were increased label sales at Pamco, $0.2 million, and higher sales of screen print, rollstock and membrane switches at Valmark, $0.1 million each, respectively. The increase in net sales for the first nine months of 1997 is due to the acquisition of Seaboard, $7.7 million, increased sales of screen print, rollstock and membrane switches at Valmark, $0.5 million, $0.5 million and $0.4 million, respectively, increased sales of labels at Pamco, $0.3 million, and higher sales of ad specialty products at SPAI, $0.9 million. Partially offsetting these increases were decreased sales of calendars and school annuals at SPAI, $0.7 million and $0.1 million, respectively, and lower sales of shrouds to Apple at Valmark, $1.0 million. The sales gains for both periods at Valmark reflect management's success in expanding the company's customer base.

For the third quarter and first nine months of 1997, operating income increased $0.5 million or 28.4% and $2.2 million or 55.6%, respectively, over the same periods last year. The third quarter increase is due to higher operating income at Valmark, $0.3 million, Pamco, $0.3 million, and SPAI, $0.1 million. The nine month increase in operating income is due to the acquisition of Seaboard, $1.4 million, and higher operating income at Valmark and SPAI, $0.2 million and $0.7 million, respectively. Partially offsetting these increases was decreased operating income at Pamco, $0.3 million. For both periods, the increase in operating income at Valmark is attributed to higher sales and lower selling costs, while the increase in operating income at SPAI is attributed to lower operating costs, primarily medical insurance and commissions. The decrease in operating income at Pamco for the first nine months of the year is due to an increase in plant overhead stemming from the company's facility expansion in December 1996.

For the third quarter and first nine months of 1997, the consolidated operating margin increased to 8.0% and 7.4%, respectively, from 6.4% and 5.2%, respectively, in the same periods last year. The improvement is due in part to the acquisition of Seaboard, which contributes a significant portion of the group's operating income and operates at an inherently higher margin than the other companies in the group. In addition, the increase in operating income is due to higher sales and lower selling costs at Valmark and lower operating costs at SPAI compared to the same periods last year.

Motors and Gears. As of September 30, 1997, the Motors and Gears group consisted of Imperial, Scott, Gear, Merkle-Korff, and FIR. Effective January 1997, Colman Motor Products became a fully integrated division of Merkle- Korff.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the third quarter and first nine months of 1997, net sales increased $9.3 million or 30.0% and $16.2 million or 18.0%, respectively, as compared with the same periods last year. Net sales of sub-fractional motors for the third quarter and first nine months of 1997 increased 6.0% and 20.0%, respectively. The strong growth in sub-fractional motors is primarily attributed to the acquisition of Colman Motor Products on March 8, 1996, as well as continued strength in the vending and appliance markets. Gears and gear box sales for the third quarter and first nine months of 1997 increased 27.0% and 21.0% respectively over the same periods last year, primarily as a result of strong sales of planetary gears in the floor care market. Sales of fractional/integral motors for the third quarter and first nine months of 1997 increased 99.0% and 13.0%, respectively, compared with the same periods in the prior year, primarily due to the acquisition of the FIR Group Companies on June 12, 1997. Sales in the existing fractional/integral motors business increased 7.0% for the third quarter of 1997 and decreased 13.0% in the first nine months of 1997 compared to the respective periods in 1996. This decrease is attributed to unusually strong sales in the first half of 1996, principally due to a substantial reduction in the backlog of orders accumulated in the fourth quarter of 1995.

Operating income increased $1.7 million or 28.0% and $3.6 million or 20.0% for the third quarter and first nine months of 1997, respectively, compared with the same periods last year. This increase in operating income is primarily due to the increased sales for the third quarter and first nine months of 1997 over the same periods in 1996.

Operating margins increased from 19.5% to 19.8% and from 20.4% to 20.7% in the third quarter and first nine months of 1997, respectively.

Telecommunication Products. As of September 30, 1997, the JTP group consisted of Dura-Line, AIM, Cambridge, Johnson, Diversified, Viewsonics, Vitelec, Bond, Northern, LoDan, and EEI.

For the third quarter and first nine months of 1997, net sales increased $28.0 million or 71.5% and $84.2 million or 92.8%, respectively, over the same periods last year. The third quarter increase is primarily due to the acquisitions of Diversified, Viewsonics, Vitelec, and Bond, all acquired in the third quarter of 1996, Northern, acquired in the fourth quarter of 1996, and LoDan and EEI, acquired in the second and third quarters of 1997, respectively. Combined, these acquisitions accounted for $23.4 million or 83.6% of the increase in third quarter sales. The remaining increase in sales is due to higher domestic and international sales of Dura-Line's Innerduct products, $1.1 million and $3.8 million, respectively. For the first nine months of 1997, acquisitions accounted for $66.7 million or 79.2% of the increase in sales. The remaining increase in sales is due to higher domestic and international sales for Dura-Line's Innerduct product, $6.5 million and $11.7 million, respectively, and higher sales and Johnson, $1.7 million. Partially offsetting these increases were lower sales at AIM and Cambridge, $0.9 million each, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the third quarter and first nine months of 1997, operating income increased $8.2 million or 850.4% and decreased $1.6 million or 15.1%, respectively, over the same periods last year. The increase in operating income is primarily due to the acquisitions, which added operating income of $3.9 million representing 45.3% of the increase in the third quarter. In addition, operating income at AIM increased $4.7 million for the third quarter of 1997 compared to 1996 due to Stock Appreciation Rights expense of $5.2 million in 1996 (see Note H). Operating income at AIM, excluding SAR expense, was $1.3 million for the third quarter of 1996. The decrease in operating income for the first nine months of 1997 was primarily due to an increase in SAR expense of $10.2 million, from $5.2 million in the first nine months of 1996 to $15.4 million for the first nine months of 1997. The increase in SAR expense was due to a $15.4 million charge in April 1997 relating to Dura-Line. Excluding the effects of SAR expenses, operating income would have increased $8.6 million, or 53.4%, for the nine months ended September 30, 1997. This increase is primarily due to the acquisitions, which added $9.9 million in the first nine months of 1997. Partially offsetting this increase was a decrease in operating income at AIM (excluding SAR expense) of $0.8 million.

Excluding SAR expense, operating margins would have decreased from 15.8% to 14.2% and from 17.7% to 14.1% for the third quarter and first nine months of 1997, respectively. These declines are due to international expansion costs at Dura-Line of $1.7 million for the nine month period and under-absorbed overhead related to the startups in China and Mexico.

Welcome Home. For the third quarter and first nine months of 1997, net sales decreased $20.7 million or 100.0% and $49.4 million or 95.3%, respectively, over the same periods last year. For the third quarter ended September 30, 1997, the operating loss decreased $1.8 million or 100.0% and for the first nine months of 1997, the operating loss decreased $5.6 million or 83.4%. These fluctuations are the direct result of Welcome Home's Chapter 11 bankruptcy filing on January 21, 1997 (see Note F). As a result of the filing, the Company no longer has the ability to control the operations and financial affairs of the company. Accordingly, the results of operations of Welcome Home from January 21, 1997 to September 30, 1997, are not included in the consolidated results of the Company.

Consumer and Industrial Products. As of September 30, 1997, the Consumer and Industrial Products group consisted of DACCO, Sate-Lite, Riverside, Parsons, Beemak, Cape, and Cho-Pat.

For the third quarter and first nine months of 1997, net sales increased $8.6 million or 22.4% and $23.1 million or 19.7%, respectively, over the same periods last year. The third quarter increase is due to the acquisitions of Cape and Paw Print in July and November 1996, respectively, and Arnon-Caine (by Beemak) in January 1997. These companies contributed $6.5 million, $2.9 million, and $0.9 million to net sales, respectively, in the third quarter of 1997 compared to $0.6 million for Cape and $0 for Paw Print and Arnon- Caine in the third quarter of 1996. Further contributing to the rise in third quarter net sales were increased sales of rebuilt converters and other hard parts at DACCO, $0.3 million, higher sales of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

warning triangles at Sate-Lite, $0.4 million, and increased sales of aircraft parts at Parsons, $2.1 million, of which $1.7 million is attributed to sales to Boeing. Partially offsetting these increases in 1997 third quarter net sales was the lack of sales at Hudson due to the sale of the Company on May 15, 1997. Hudson contributed $0 in sales to the third quarter of 1997 compared to $4.0 million in sales in the third quarter of 1996. The increase in net sales for the first nine months of 1997 is driven by the acquisitions of Cape, $9.3 million, Paw Print, $11.1 million, and Arnon-Caine, $2.7 million, respectively, plus higher sales of aircraft parts at Parsons, $6.4 million, of which $5.4 million is attributed to Boeing. Partially offsetting the above nine month sales increases were lower sales of rebuilt converters and other hard parts at DACCO, $0.7 million, decreased sales of bibles and religious books at Riverside, $1.0 million, and lower sales at Hudson of $4.6 million due to the sale of the company. The decrease in net sales for the third quarter and first nine months of the year at Riverside stems from a decrease in the lower margin contract distribution business, as management is focusing on the company's higher margin publishing and distribution lines.

For the third quarter and first nine months of 1997, operating income increased $0.9 million or 16.6% and $3.4 million or 21.4%, respectively, over the same periods last year. The third quarter increase is partially due to the acquisitions of Cape, Paw Print, and Arnon-Caine. These companies contributed $0.6 million, $0.6 million, and $0.3 million, respectively, in the third quarter of 1997 compared to operating income of $0.5 million for Cape and $0 for Paw Print and Arnon-Caine in the third quarter of 1996. In addition, the increase is due to higher operating income at Parsons, $0.9 million, Riverside, $0.5 million, and Sate-Lite, $0.2 million. Partially offsetting these increases was lower operating income at DACCO, $0.6 million, and decreased operating income at Hudson, $1.2 million, due to the divestiture of the company. Hudson contributed $0 operating income in the third quarter of 1997 compared to $1.2 million in the third quarter of 1996. The increase in operating income for the first nine months of 1997 is primarily due to the acquisitions of Paw Print and Arnon-Caine, which contributed $1.6 million and $0.9 million, respectively, to 1997 operating income compared to $0 in 1996. In addition, the increase is due to higher operating income at Parsons, $2.6 million , and Beemak (excluding Arnon- Caine), $0.5 million. Partially offsetting these increases was lower operating income at DACCO, $1.7 million, and Hudson, $0.5 million due to the sale of the company in May 1997. The decreases for the third quarter and first nine months at DACCO were primarily due to lower sales and slightly higher material prices.

For the third quarter and first nine months of 1997, the consolidated operating margin decreased to 13.4% and increased to 13.7%, respectively, from 14.1% and 13.5%, respectively, in the same periods in 1996. The decreased margin in the third quarter of 1997 was primarily due to the lower sales and slightly higher material prices at DACCO. However, the increased sales at Parsons and the acquisitions of Cape, Arnon-Caine, and Paw Print offset this decrease in the first nine months of the year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results:  (See Condensed Consolidated Statements of Operations.)

For the third quarter and first nine months of 1997, consolidated net sales increased $24.9 million or 15.8% and $82.6 million or 19.4%, respectively, over the same periods last year. The increase for both periods was primarily due to the acquisition of Seaboard in the Specialty Printing and Labeling group, Cape, Paw Print, and Arnon-Caine in the Consumer and Industrial Products group, Colman Motors and the FIR Group Companies in the Motors and Gears group, and Diversified, Viewsonics, Vitelec, Bond, Northern, LoDan, and Engineered Endeavors in the Telecommunication Products group. In addition, net sales increased due to higher sales of screen print, rollstock, and membrane switches at Valmark, increased sales of ad specialty products at SPAI, higher sales of aircraft parts at Parsons, increased sales of gears and gear boxes at Gear, and higher domestic and international sales of Dura- Line's Innerduct products. Partially offsetting these increases were decreased sales of calendars at SPAI, lower sales of shrouds to Apple at Valmark, decreased sales of rebuilt converters and other hard parts at DACCO, lower sales of religious books at Riverside, and decreased sales at Hudson due to the divestiture of the company.

For the third quarter and first nine months of 1997, consolidated operating income increased $21.3 million and $20.3 million or 95.3%, respectively, over the same periods last year. Third quarter operating income increased significantly partially due to a decrease in SAR expense of $9.0 between third quarter 1996 and 1997. Excluding SAR expense, operating income would have increased $12.3 million or 151.4% and $26.4 million or 86.2%, over the third quarter and first nine months of 1996, respectively. In addition, the increase in operating income in both periods is due to the above-mentioned acquisitions as well as higher operating income at Valmark, SPAI, Parsons, Beemak, and Imperial. Partially offsetting these increases was decreased operating income at Pamco, DACCO, and AIM. Excluding SAR expense, consolidated operating margins improved from 5.1% to 11.2% and from 7.2% to 11.2% for the third quarter and first nine months of 1997, respectively.

Interest expense increased $4.7 million or 28.8% and $13.5 million or 29.8% for the third quarter and first nine months of 1997, respectively, over the same periods last year. The increase is due to higher revolver borrowings at JII, Inc. through July 1997, senior debt at Motors and Gears, Inc. issued in November of 1996, and senior debt at JTP, Inc. issued in July of 1997. Interest income remained consistent between the third quarter of 1996 and 1997. Interest income for the first nine months of 1997 increased $0.2 million or 10.3% over the first nine months of 1996.

Liquidity and Capital Resources. The Company had $166.0 million in working capital at September 30, 1997, compared to $123.5 million at the end of 1996, representing an increase of $42.5 million or 34.4%. This increase is due to increased cash, higher net trade receivables, increased inventories, higher prepaid assets, lower accrued liabilities, and decreased current portion of long-term debt. Partially offsetting these increases was a higher line of credit balance and a higher accounts payable balance.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's net cash used in operating activities increased $4.2 million for the nine months ended September 30, 1997, versus the same period in 1996. The increase in 1997 is due to a higher net loss, $18.3 million, the absence of a loss on the acquisition of an affiliated company, $4.5 million, gain on the sale of a subsidiary, $19.5 million, higher increase in current assets, $12.9 million, and higher increase in non-current assets, $4.2 million. Partially offsetting these changes are the increased provision for income taxes, $5.7 million, higher depreciation and amortization, $2.5 million, increased minority interest, $2.7 million, higher non-cash interest, $3.3 million, equity in investee, $4.8 million, extraordinary item, $31.0 million, lower decrease in current liabilities, $2.5 million, and higher increase in non-current liabilities, $2.6 million.

The Company's net cash used in investing activities increased $67.2 million for the nine months ended September 30, 1997, versus the same period in 1996. The decrease is due to net proceeds from the sale of subsidiaries in 1997, $46.0 million, lower capital expenditures, $1.4 million, decreased advances to affiliates, $1.0 million, a redemption of investment affiliate, $12.5 million, lower acquisition of subsidiaries, $8.0 million, and lower acquisitions of minority interests and other, $0.1 million. Partially offsetting these changes are decreased cash acquired in the purchase of subsidiaries, $1.8 million.

The Company's net cash provided by financing activities decreased $35.6 million for the nine months ended September 30, 1997, versus the same period in 1996. The decrease is due to higher repayment of term debt, $34.8 million, repayment of senior notes, $271.6 million, decreased proceeds from revolving credit facilities, $88.0 million, increased deferred financing costs, $24.8 million, and the payment of consent fees, $13.6 million. Partially offsetting these changes are lower repayment of other long-term debt, $9.3 million, proceeds from common stock issuances, $2.3 million, proceeds from preferred stock issuance, $25.0 million, and increased proceeds from debt issuances, $360.5 million.

Management believes that the Company's cash on hand and anticipated funds from operations will be sufficient to cover its working capital, capital expenditures, debt service requirements and other fixed charge obligations for at least the next 12 months. At November 14, 1997, the Company had available under revolving credit agreements $75 million at JII, Inc., $43.5 million at JTP Industries, Inc., and $24.5 million at Motors and Gears Industries, Inc.

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


                                           JORDAN INDUSTRIES, INC.





November 14, 1997                          By:    /s/ Thomas C. Spielberger
                                                 ---------------------------
                                                 Thomas C. Spielberger
                                                 Vice President, Controller
                                                 and Principal Accounting
                                                 Officer