Form 10-K
period 1997-12-31
JORDAN INDUSTRIES INC
filed 1998-03-31
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549



                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1997     Commission File Number 33-24317

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

     The number of shares outstanding of Registrant's Common Stock as of March 31, 1998: 98,501.0004.

PART I

Item 1.  BUSINESS

Jordan Industries, Inc. (the "Company") was organized to acquire and operate a diverse group of businesses on a decentralized basis, with a corporate staff providing strategic direction and support. The Company is currently comprised of 32 businesses which are divided into five strategic business units: (i) Specialty Printing and Labeling, (ii) Consumer and Industrial Products, (iii) Motors and Gears (iv) Jordan Telecommunication Products and (v) Welcome
Home.   As of January 21, 1997, Welcome Home is no longer consolidated in the
Company's results of operations. (See note 3 to the financial statements.)
The Company believes that its businesses are characterized by leading positions in niche industries, high operating margins, strong management, minimal working capital and capital expenditure requirements and low sensitivity to technological change and economic cycles.

The Company's business strategy is to enhance the growth and profitability of each business unit, and to build upon the strengths of those units through product line and other strategic acquisitions. Key elements of this strategy have been the consolidation and reorganization of acquired businesses, increased focus on international markets, facilities expansion and the acquisition of complementary product lines. When, through such activities, the Company believes that critical mass is attained in a particular industry segment, the related companies are organized as a discreet business unit. For example, the Company acquired Imperial in 1983 and made a series of complementary acquisitions, which resulted in the formation of Motors and Gears, Inc., a leading domestic manufacturer of electric motors, gears, and motion control systems. Similarly, the Company acquired Dura-Line in 1985, and expanded its presence in the telecommunications industry through eleven complementary acquisitions. The organization of these companies as Jordan Telecommunication Products created a leading global supplier of products and equipment serving the telecommunications industry. The Company is currently evaluating various alternatives to expand its automotive aftermarket products business and its specialty plastics business, and is utilizing its subsidiaries, DACCO and Beemak, respectively, as the foundation for these efforts.

Through the implementation of this strategy, the Company has demonstrated significant and consistent growth in net sales. The Company generated combined net sales of $707.1 million for the year ended December 31, 1997 as compared to $327.3 million for the year ended December 31, 1992, representing a compound annual growth rate of 16.7%.

The following chart depicts the operating subsidiaries which comprise the Company's five strategic business units, together with the net sales for each of the five groups for the year ended December 31, 1997.

                         JORDAN INDUSTRIES, INC.
                       $707.1 Million of Net Sales




SPECIALTY PRINTING AND LABELING    -Sales Promotion Associates
$119.3 Million of Net Sales        -Pamco
                                   -Valmark
                                   -Seaboard


CONSUMER AND INDUSTRIAL            -DACCO
$179.6 Million of Net Sales        -Sate-Lite
                                   -Cape Craftsmen
                                   -Beemak
                                   -Riverside
                                   -Parsons
                                   -Cho-Pat
                                   -Dura-Line Retube

JORDAN TELECOMMUNICATION PRODUCTS(1) -Dura-Line
$257.0 Million of Net Sales        -AIM
                                   -Cambridge
                                   -Johnson
                                   -Diversified
                                   -Viewsonics
                                   -Vitelec
                                   -Bond
                                   -Northern
                                   -LoDan
                                   -Engineered Endeavors
                                   -Telephone Services, Inc.

MOTORS AND GEARS(1)                -Imperial
$148.7 Million of Net Sales        -Scott
                                   -Gear
                                   -Merkle-Korff
                                   -FIR
                                   -Electrical Design & Control
                                   -Motion Control Engineering

WELCOME HOME(2) -Welcome Home
$2.5 Million of Net Sales



(1)The subsidiaries comprising Jordan Telecommunication Products and Motors and Gears are Non-Restricted Subsidiaries, the common stock of which is owned by stockholders and affiliates of the Company and management of the respective companies. The Company's ownership in these subsidiaries is solely in the form of JTP Junior Preferred Stock and M&G Junior Preferred Stock. See footnote 5 to the financial statements.

(2)Welcome Home was deconsolidated as of January 21, 1997, the date of its Chapter 11 bankruptcy filing. The sales included represent the period from January 1, 1997 to January 21, 1997, only. See footnote 3 to the financial statements.

The Company's operations were conducted through the following business units as of December 31, 1997:

Specialty Printing and Labeling

The Specialty Printing and Labeling group manufactures and markets (i) promotional and specialty advertising products for corporate buyers, (ii) labels, tapes and printed graphic panel overlays for electronics and other manufacturing companies and (iii) printed folding cartons and boxes and other shipping materials. The companies that are part of Specialty Printing and Labeling have provided its customers with products and services for an average of over 40 years. For the fiscal year ended December 31, 1997, the Specialty Printing and Labeling group generated net sales of $119.3 million. Each of the Specialty Printing and Labeling subsidiaries is discussed below:

SPAI. The Company's former subsidiaries, The Thos. D. Murphy Co. ("Murphy"), which was founded in 1889, and Shaw-Barton, Inc. ("Shaw-Barton"), which was founded in 1940, merged to form JII/SPAI in March 1989. One hundred percent of JII/SPAI's assets were sold by JII, on terms equivalent to those that would have been obtained in an arm's length transaction, to the Specialty Printing and Labeling group in August 1995 and the company was renamed Sales Promotion Associates, Inc. ("SPAI"). SPAI is a producer and distributor of calendars for corporate buyers and is a distributor of corporate recognition, promotion and specialty advertising products.

SPAI's net sales for fiscal 1997 were $60.6 million. Approximately 58.5% of SPAI's 1997 net sales were derived from distributing a broad variety of corporate recognition products, promotion and specialty advertising
products.   These products include apparel, watches, crystal, luggage, writing instruments, glassware, caps, cases, labels and other items that are printed and identified with a particular corporate logo and/or corporate advertising campaign. Approximately 30% of SPAI's 1997 net sales were derived from the sale of a broad variety of calendars, including hanging, desktop and pocket calendars that are used internally by corporate customers and distributed by them to their clients and customers. High-quality artistic calendars are also distributed. SPAI also manufactures and distributes softcover school yearbooks for kindergarten through eighth grade.

SPAI assembles and finishes calendars that are printed both in-house as well as by a number of outside printers. Facilities for in-house manufacturing include a composing room, a camera room, a calendar finishing department and a full press room. Print stock, binding material, packaging and other materials are supplied by a number of independent companies. Specialty advertising products are purchased from more than 900 suppliers. Calendars and specialty advertising products are sold through a 1,100-person sales force, most of whom are independent contractors.

Management believes that SPAI has one of the largest domestic sales forces in the industry. With this large sales force and a broad range of calendars and corporate recognition products available, management believes that SPAI is a strong competitor in its market. This market is very fragmented and most of the competition comes from smaller-scale producers and distributors.

Valmark. Valmark, which was founded in 1976 and purchased by the Company in 1994, is a specialty printer and manufacturer of pressure sensitive label products for the electronics Original Equipment Manufacturer ("OEM") market. Valmark's products include adhesive-backed labels, graphic panel overlays, multi-color membrane switches and ratio frequency interference ("RFI") shielding devices. Approximately 63% of Valmark's 1997 net sales of $17.6 million were derived from the sale of graphic panel overlays and membrane switches, 27% from labels and 10% from shielding devices.

The specialty screen products sold in the electronics industry continue to operate relatively free of foreign competition due to the high level of communication and short time frame usually required to produce orders. Currently, the majority of Valmark's customer base of approximately 1,500 is located in the Northern California area.

Valmark sells to four primary markets: personal computers; general electronics; turn-key services; and medical instrumentation. Sales to the personal computer industry have experienced the most growth over recent years due to Valmark's RFI shield protection capabilities. Sales to Apple of RFI devices represented approximately 12% of net sales in 1997.

Valmark is able to provide OEMs with a broader range of products than many of its competitors. Valmark's markets are very competitive in terms of price and accordingly Valmark's advantage over its competitors is derived from its diverse product line and excellent quality ratings.

Pamco. Pamco, which was founded in 1953 and purchased by the Company in 1994, is a manufacturer and distributor of a wide variety of printed tapes and labels. Pamco offers a range of products from simple one and two-color labels, such as basic bar codes and address labels, to seven-color, varnish-finished labels for products such as video games and food packaging. One hundred percent of Pamco's products are made to customers' specifications and 92% of all sales are manufactured in-house. The remaining 8% of net sales are purchased printed products and include business cards and stationery.

Pamco's products are marketed by a team of eighteen sales representatives who focus on procuring new accounts. Existing accounts are serviced by nine customer service representatives and five internal salespeople. Pamco's customers represent several different industries with the five largest accounting for approximately 19% of 1997 net sales of $16.0 million.

Pamco competes in a highly fragmented industry. Pamco emphasizes its impressive 24-hour turnaround and its ability to accommodate rush orders that other printers cannot handle.

Seaboard. Seaboard, which was founded in 1954 and purchased by the Company in 1996, is a manufacturer of printed folding cartons and boxes, insert packaging and blister pack cards.

Seaboard sells directly to a broad customer base, located primarily east of the Mississippi River, operating in a variety of industries including hardware, personal hygiene, toys, automotive supplies, food and drugs. Seaboard's top ten customers accounted for approximately 36% of Seaboard's 1997 net sales of $25.1 million.

Seaboard has exhibited consistent sales growth, high profit margins, and excellent operating capabilities and has gained a reputation for exceeding industry standards. Seaboard has historically been highly successful in buying and profitably integrating smaller acquisitions.

Seaboard's markets are very competitive in terms of price and, accordingly, Seaboard's advantage over its competitors is derived from its high quality product and excellent service.

Consumer and Industrial Products

Consumer and Industrial Products serves many product segments. It is the leading supplier of remanufactured torque converters to the automotive aftermarket parts industry and is the leading integrated manufacturer of specialty "take-one" point of purchase displays. In addition, Consumer and Industrial Products manufactures and markets reflectors for bicycles;
publishes and markets Bibles, religious books and audio materials;
manufactures hot-formed titanium materials for the aerospace and other industries; manufactures and imports gift items; and manufactures orthopedic supports and pain reducing medical devices. The Company is currently evaluating various alternatives to expand its automotive aftermarket products business and its specialty plastics business, utilizing DACCO and Beemak, respectively, as the foundation for such efforts. The companies which are part of Consumer and Industrial Products have provided their customers with products and services for an average of over 34 years. For the year ended December 31 1997, the Consumer and Industrial Products subsidiaries generated combined net sales of $179.6 million. Each of the Consumer and Industrial Products subsidiaries is discussed below:

DACCO. DACCO is a producer of remanufactured torque converters, as well as automotive transmission sub-systems and other related products used by transmission repair shops. DACCO was founded in 1965 and acquired by the Company in 1988.

Approximately 76% of DACCO's products are classified as "hard" products, which primarily consist of torque converters and hydraulic pumps that have been rebuilt or remanufactured by DACCO. The torque converter, which replaces a clutch in an automatic transmission, transfers power from the engine to the drive shaft. The hydraulic pump supplies oil to all the systems in the transmission.

DACCO's primary supply of used torque converters is its customers. As a part of each sale, DACCO recovers the used torque converter which is being replaced with its remanufactured converter. DACCO also purchases used torque converters from automobile salvage companies. Other hard parts, such as clutch plates and fly wheels, are purchased from outside suppliers.

Approximately 24% of DACCO's products are classified as "soft" products, such as sealing rings, bearings, washers, filter kits and rubber components. Approximately 11,000 soft products are purchased from a number of vendors and are re-sold in a broad variety of packages, configurations and kits.

DACCO's customers are automotive transmission parts distributors and transmission repair shops and mechanics. DACCO has fifty-one independent sales representatives who accounted for approximately 67% of DACCO's net sales of $61.2 million in 1997. These sales representatives sell nationwide to independent warehouse distributors and to transmission repair shops. DACCO also owns and operates thirty-two distribution centers which sell directly to transmission shops. DACCO distribution centers average 4,000 square feet, cover a 50 to 100-mile selling radius and sell approximately 42% hard products and 58% soft products. In 1997 no single customer accounted for more than 1% of DACCO's net sales.

The domestic market for DACCO's hard products is fragmented and DACCO's competitors primarily consist of a number of small regional and local rebuilders. DACCO believes that it competes strongly against these rebuilders by offering a broader product line, quality products, and lower prices, all of which are made possible by DACCO's size and economies of operation. However, the market for soft products is highly competitive and several of its competitors are larger than DACCO. DACCO competes in the soft products market on the basis of its low prices due to volume buying, its growing distribution network and its ability to offer one-step procurement of a broad variety of both hard and soft products.

Sate-Lite. Sate-Lite manufactures safety reflectors for bicycle and commercial truck manufacturers, as well as plastic parts for bicycle manufacturers and colorants for the thermoplastic industry. Sate-Lite was founded in 1968 and acquired by the Company in 1988. Bicycle reflectors and plastic bicycle parts accounted for approximately 41% of Sate-Lite's net sales of $13.9 million in 1997. Sales of triangular flares and specialty reflectors and lenses to commercial truck customers accounted for approximately 34% of 1997 net sales. The remainder of Sate-Lite's net sales was derived primarily from the sale of colorants to the thermoplastics industry.

Sate-Lite's bicycle products are sold directly to a number of OEMs. The three largest OEM customers for bicycle products are the Huffy Corporation, Roadmaster and Murray/Ohio Manufacturing Company, which accounted for approximately 25% of Sate-Lite's fiscal 1997 net sales. The triangular flares and other truck reflector products are also sold to a broad range of OEM customers. Colorants are sold primarily to mid-western custom molded plastic parts manufacturers. In 1997, Sate-Lite's ten largest customers accounted for approximately 52% of net sales.

Sate-Lite's products are marketed on a nationwide basis by its management. Sales to foreign customers are handled directly by management and by independent trading companies on a commission basis. In 1997, Sate-Lite's export net sales accounted for approximately 14% of its total net sales. Export sales were principally to China and Canada. The principal raw materials used in manufacturing Sate-Lite's products are plastic resins, adhesives, metal fasteners and color pigments. Sate-Lite obtains these materials from several independent suppliers.

The markets for bicycle parts and thermoplastic colorants are highly competitive. Sate-Lite competes in these markets by offering innovative products and by relying on its established reputation for producing high-quality plastic components and colorants. Sate-Lite's principal competitors in the reflector market consist of foreign manufacturers. Sate-Lite competes with regional companies in the colorants market.

Riverside. Riverside is a publisher of Bibles and a distributor of Bibles, religious books and music recordings. Riverside was founded in 1943 and acquired by the Company in 1988. Approximately 70% of Riverside's business consists of products published by other companies. Riverside sells world-wide to more than 12,000 wholesale, religious and trade book store customers, utilizing an in-house telemarketing system, four independent sales representative groups and printed sales media. In addition, Riverside sells a small percentage of its products through direct mail and to retail customers. No single customer accounted for more than 5% of Riverside's 1997 net sales of $52.5 million.

Riverside also provides Bible indexing, warehousing, inventory and shipping services for domestic book publishers and music producers. Riverside competes with larger firms, including the Zondervan Corporation, The Thomas Nelson Company, and Ingram Book Company, on the basis of price, product line and customer service.

Parsons. Parsons is a diversified supplier of hot formed titanium parts, precision machined parts and fabricated components for the U.S. aerospace industry. Parsons was founded in 1959 and acquired by the Company in 1988. Approximately 82% of Parsons' 1997 net sales of $15.0 million came from sales to The Boeing Company. Parsons employs precision machining, welding/fabrication and sheet metal forming processes to manufacture its products at its facilities in Parsons, Kansas. Parsons continues to invest in its titanium hot forming operation, which permits Parsons to participate in the aerospace market for precision titanium components.

Parsons uses metals, including stainless steel, aluminum and titanium, to fabricate its products. These materials are either supplied by Parsons' customers or obtained from a number of outside sources.

Parsons sells its products directly to a broad base of aerospace and military customers, relying on longstanding associations and Parsons' reputation for high quality and service.

Beemak. Beemak, which was founded in 1951 and acquired by the Company in July 1989, is an integrated manufacturer of specialty "take-one" point-of-purchase brochure, folder and application display holders. Beemak sells these proprietary products to approximately 21,000 customers around the world. In addition, Beemak produces a small amount of custom injection-molded plastic parts for outside customers on a contract manufacturing basis. Beemak's net sales for 1997 were $10.2 million.

Beemak's products are both injection molded and custom fabricated and its molds made by outside suppliers. The manufacturing process consists primarily of the injection molding of polystyrene plastic and the fabrication of plastic sheets. Beemak also provides silk screening of decals and logos onto the final product.

Beemak has no sales force. All sales originate from Beemak's extensive on-going advertising campaign and reputation. Beemak sells to distributors, major companies and competitors which resell the product under a different name. Beemak has been very successful in providing excellent service on orders of all sizes, especially small orders. Beemak's average order size was approximately $400 in 1997.

The display holder industry is very fragmented, consisting of a few other known holder and display firms and regionally based sheet fabrication shops. Beemak has benefitted from the growth in "direct" advertising budgets at major companies. Significant advertising dollars are spent each year on direct-mail campaigns, point-of-purchase displays and other forms of non-media advertising.

In January 1997, Beemak purchased the net assets of Arnon-Caine, Inc. ("Arnon-Caine"), a designer and distributor of modular storage systems primarily for sale to wholesale home centers and hardware stores. During the first half of 1997, Arnon-Caine subcontracted its production to third-party injection molders located primarily in sourthern California, which used materials and equipment similar to that used by Beemak. Since July 1997, Beemak has served as Arnon-Caine's primary supplier. The integration of Arnon-Caine into Beemak's operations will provide for future manufacturing cost savings as well as coordinated marketing efforts.

Cape Craftsmen. Founded in 1991 and purchased by the Company in 1996, Cape Craftsmen is a manufacturer and importer of gifts, wooden furniture, framed art and other accessories. Cape Craftsmen manufactures in North Carolina and imports from Mexico and the Far East. Cape Craftsmen sells its products through one in-house salesperson and forty independent sales representatives. Approximately 68% of Cape Craftsmen's net sales of $14.6 million in 1997 were to Welcome Home, an affiliated entity. Cape Craftsmen competes in a highly fragmented industry and has therefore found it most effective to compete on the basis of price with most wood manufacturers and importers. Cape Craftsmen also strives to deliver better quality and service than its competitors.

Cho-Pat. In September 1997, the Company purchased Cho-Pat, Inc., a leading designer and manufacturer of orthopedic supports and patented preventative and pain reducing medical devices. Cho-Pat currently produces nine different products primarily for reduction of pain from injuries and the prevention of injuries resulting from over use of the major joints. From the acquisition date through December 31, 1997 Cho-Pat had net sales of $0.4 million.

During 1997, two companies that were a part of the Consumer and Industrial group were sold. Hudson, which was sold in May, contributed $6.7 million in net sales from January 1, 1997 through its sale date, and Paw Print added $5.5 million of net sales from the beginning of the year through its sale date in July 1997.

Motors and Gears

Motors and Gears is a leading domestic manufacturer of specialty purpose electric motors, gears and motion control systems, serving a diverse customer base. Its products are used in a broad range of applications, including vending machines, refrigerator ice dispensers, commercial floor care equipment, elevators, photocopy machines, and conveyor and automation systems. The Motors and Gears subsidiaries have sold their brand name products to their customers for over 70 years. For the year ended December 31, 1997, Motors and Gears' subsidiaries generated combined net sales of $148.7 million. Each of Motors and Gears' subsidiaries is discussed below.

Merkle-Korff. Merkle-Korff was founded in 1911 and was purchased, along with its wholly owned subsidiaries, Elmco Industries, Inc. and Mercury Industries, Inc., by the Company's subsidiary, Motors & Gears Industries, Inc., in September 1995. Merkle-Korff is a custom manufacturer of Alternating Current ("AC") and Direct Current ("DC") refrigerators, freezers, dishwashers, vending machines, business machines, pumps and compressors. Approximately 62% of Merkle-Korff's 1997 net sales of $91.2 million, were drived from the home appliance and vending machine market. Merkle-Korff's prominent customers include General Electric Company, Vendo, Whirlpool Corporation and Dixie-Narco, Inc. In 1997, the Company's top 10 customers represented approximately 54% of total sales.

Barber-Colman, founded in 1894, was purchased by Merkle-Korff in 1996 and renamed Colman Motor Products ("Colman Motors") in January 1997. Colman Motors is a vertically integrated manufacturer of both AC and DC subfractional horsepower motors and gear motors. The Colman Motors' product line serves a wide variety of applications, and they are used as components in such products as vending machines, copiers, printers, ATM machines, currency changers, X-ray machines, peristaltic pumps, HVAC activators, medical equipment and others.

The majority of Colman Motors' products are sold directly to OEMs; however, management has initiated an effort to direct small orders to four distributors. Each of these distributors is fully stocked with Colman Motors' standardized parts and equipment using a computerized catalog system which facilitates the efficient selection of products and components at the distributor level.

Merkle-Korff experiences limited competition across its product lines including Colman Motor Products. Competitors are generally much smaller in terms of revenues but also produce a much more limited product line.

Imperial. Imperial manufactures elevator motors, floor care equipment motors and automatic hose reel motors. Imperial was founded in 1889 and acquired by the Company in 1988. All of Imperial's assets were sold on arm's length terms to Motors and Gears Industries, Inc. in November 1996.

Imperial designs, manufactures and distributes specialty electric motors for industrial and commercial use. Its products, AC and DC motors, generators and permanent magnet motors are sold principally in the U.S. and Canada and to a limited extent in Europe and Australia. Approximately 28% of Imperial's 1997 net sales of $27.9 million were drived from elevator motors, ranging from 5 to 100 horsepower, sold to major domestic elevator manufacturers. Approximately 72% of Imperial's 1997 net sales were drived from permanent magnet motors and parts sold primarily to domestic manufacturers of floor care equipment.

Otis Elevator Company, Westinghouse Corporation and other leading elevator manufacturers have in recent years discontinued internal manufacturing of motors and have turned to Imperial and other independent manufacturers. In 1997, Clark Industries, Inc. accounted for approximately 11% of Imperial's net sales, and Imperial's top ten customers accounted for 58% of total net sales. Imperial's products are marketed domestically by its management and one independent sales representative and internationally by management.

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

Scott. Scott was founded in 1982 and acquired by Imperial in August 1988. Scott's net sales in 1997 were $4.1 million. All of Scott's assets were sold on arm's-length terms to Motors and Gears Industries, Inc. in November 1996. Scott manufacutres and sells floor care machine motors; silicone controlled rectifier motors, which are variable speed motors used in conveyers, machine tools, treadmills, mixers and metering pumps; and low voltage DC motors.

Scott offers a number of standard motors designed for a variety of applications. Scott also custom designs motors for special applications. Scott manufactures many of the sub-assemblies, components and molds for its products from raw materials, which gives it the ability to manufacture these special application motors. Scott obtains these raw materials from a number of independent sources.

Scott markets its products through an internal sales force and serves OEMs requiring custom designed products. Numerous competitors exist and tend to be of similar size and scope.

Gear. Gear manufactures precision gears and gear boxes for OEMs requiring high-precision commercial gears. Gear was founded in 1952 and acquired by Imperial in November 1988. All of Gear's assets were sold on arm's-length terms to Motors and Gears Industries, Inc. in November 1996. Gear manufactures precision gears for both AC and DC electric motors in a variety of sizes. The gears are sold primarily to the food, floor care machine and aerospace industries and to other manufacturers of machines and hydraulic pumps. Gear's products are nationally advertised in trade journals and are sold by one internal salesman and one independent sales representative. Gear precision machines its products from steel forgings and castings. Net sales for Gear in 1997 were $11.9 million.

The gear industry is very fragmented and competitive. Gear competes primarily on the basis of quality. In addition, the ability of Imperial, Scott and Gear to offer both electric motors and gear boxes as a package, and to custom design these items for customers, may allow all three subsidiaries to gain greater market penetration.

FIR. Founded in 1925 and acquired by the Company in June 1997, FIR is a leading European manufacturer of AC and DC motors and pumps for special-end applications such as pumps for commercial dishwashers, motors for industrial sewing machines, motors for industrial fans and ventilators, explosion-proof motors for gasoline pumps and the oil industry, and asynchronous and brushless motors for lift doors. With the exception of motors for industrial sewing machines, FIR produces custom products only after receiving specific customer orders. Motors for industrial sewing machines, which comprised approximately 15% of FIR's 1997 net sales of $14.8 million since its date of acquisition, are fairly standardized and are manufactured and stocked based on internal forecasts.

FIR sells both directly to customers and through two non-exclusive independent sales rperesentatives located in France and Germany. The Company enjoys long-term relationships with its customers, some of which have been customers for over 20 years. The successful development of long-term customer relationships is a direct result of FIR's reputation for high-quality products and on-time delivery. Within FIR's 450-plus customer base, no single customer accounts for more than 7% of sales. FIR's top 10 customers in 1997 accounted for approximately 38% of total sales.

FIR has many competitors across a very fragmented European motor market. However, FIR has distinguished itself by providing highly engineered custom products for small markets.

FIR provides Motors and Gears with a strong foundation upon which to expand its overseas market. Through FIR, Motors and Gears will have access to established European markets, including Italy, Germany, France, Spain and Great Britain, as well as emerging Eastern European markets such as Poland, the Czech Republic, and Russia. Through its European market presence and established brand name, the Company believes FIR will enable Motors and Gears to further develop leadership positions within market niches and expand globally.

ED&C. ED&C is a full-service electrical engineering company which designs, engineers and manufactures electrical control systems and panels for material handling systems and other like applications, and was purchased by Motors & Gears Industries, Inc. in October of 1997. ED&C provides comprehensive design, build and support services to produce electronic control panels which regulate the speed and movement of conveyor systems used in a variety of automotive plants and other industrial applications. ED&C had net sales of $1.8 million from the acquisition date through December 31, 1997.

Motion Control. In December 1997, the Company's subsidiary Motors & Gears Industries, Inc. purchased Motion Control, a manufacturer of electronic motion control products for elevator markets and specifically the elevator modernization market. Motion Control's net sales from the acquisition date through the end of the year were $1.2 million.

Jordan Telecommunication Products

Jordan Telecommunication Products ("JTP") is a leading supplier of infrastructure products and equipment, electronic connectors and custom cable assemblies to the telecommunications industry. It has provided its customers with products and services for an average of over 20 years. For the fiscal year ended December 31, 1997, Jordan Telecommunication Products generated combined net sales of $257.0 million.

JTP acquired all of the Jordan Telecommunication Products subsidiaries from the Company, concurrent with the issuance of certain debt for aggregate consideration of $294.0 million, consisting of $284.0 million of cash proceeds and $10.0 million of assumed obligations (See footnote 5 to the financial statements). As part of the transactions, the Company purchased $20.0 million aggregate initial liquidation preference of JTP Junior Preferred Stock, resulting in net cash proceeds to the Company of $264.0 million. Each of the Jordan Telecommunication Products subsidiaries is discussed below.

Dura-Line. Dura-Line is a manufacturer and supplier of "Innerduct" pipe through which fiber optic cable is installed and housed. Dura-Line sells this product to major telecommunications companies throughout the world. Dura-Line also manufactures flexible polyethylene water and natural gas pipe. Dura-Line was founded in 1974, and acquired by the Company in 1988.

In 1997, approximately 96% of Dura-Line's net sales of $97.0 million came from sales of its Innerduct product. Dura-Line sells to major telecommunications companies, such as SPT Telecom, GTE, Bell South and Pacific Bell, each of which accounted for less than 12% of Dura-Line's Innerduct net sales. Innerduct is marketed worldwide by Dura-Line's management, ten manufacturing representatives and forty in-house sales representatives. Dura-Line negotiates long-term contracts with major telecommunications companies for its Innerduct product line. The cable conduit market is highly competitive. In the United States, Dura-Line faces competition from a wide range of companies including national, international and regional suppliers of cable conduit. In addition to other independent manufacturers of cable conduit outside of the United States, Dura-Line's competitors include manufacturers that produce pipe and tubing for other uses, such as gas and water transportation. Competition within the industry is based primarily on quality, price, production capacity, field support, technical capabilities, service and reputation.

In addition, approximately 4% of Dura-Line's 1997 net sales came from the sale of polyethylene water and natural gas pipe to a variety of hardware stores, contractors, plumbing supply firms and distributors. Dura-Line markets its water and natural gas pipe products through sixty manufacturing representatives in the Sourthern and Eastern U.S. The water and natural gas pipe market is very competitive. Dura-Line competes on the basis of qualilty and price with a number of regional and local firms.

Dura-Line's products are manufactured through the plastic extrusion process. Dura-Line procures raw plastic for extrusion from a number of independent suppliers. In March 1989, Dura-Line opened a new manufacturing facility in the United Kingdom to manufacture products for sale to British Telecom and other foreign customers. Approximately 52% of Dura-Line's net sales are foreign sales. In late 1990, Dura-Line purchased a facility in Reno, Nevada. This facility opened in early 1991 and has increased Dura-Line's annual capacity by approximately 50%. In 1993, Dura-Line entered into joint venture agreements in the Czech Republic and Israel to service Eastern Europe and the Middle East more effectively. In early and late 1995, Dura-Line opened subsidiaries in Mexico and China to manufacture and supply HDPE plastic conduit systems to Central and South American markets as well as China and other Asian markets. Dura-Line owns 100% of the equity in both subsidiaries. In August 1996, Dura-Line incorporated a subsidiary in India under a joint venture agreement in which Dura-Line has the controlling interest. The subsidiary was established to manufacture and supply HDPE plastic conduit systems to India and neighboring countries.

AIM. AIM, which was founded in 1981 and acquired by the Company in May 1989, is an importer and manufacturer of electronic connectors, adapters, switches, tools and other electronic hardware products for the commercial and consumer electronics markets. Electronic connectors are AIM's main product, representing more than 44% of AIM's 1997 net sales of $14.7 million.

AIM's products are manufactured to its specifications overseas, primarily in the Far East, and carry the "AIM" logo. Producers are under the supervision of an AIM agent. The products are sold worldwide to electronics, electrical, general line and industrial distributors. AIM has warehousing and order processing systems that enable AIM to provide delivery on a 24-hour basis to most customers.

AIM sells nationwide to approximately 2,000 distributors in the U.S. and Central and South America. AIM uses a combination of fifteen manufacturers, representative organizations and six factory direct salesmen to service existing accounts and to locate new distributors. The customer base is very broad, with the larget customer accounting for about 3% of sales. AIM also mails product catalogs and other marketing pieces to current customers and potential new accounts.

The two largest companies in the $13.0 billion domestic connector and interconnect supply industry are AMP and Amphenol. AMP and Amphenol specialize strictly in electronic device production. Small and mid-sized companies such as AIM have captured market share during the past 10 years by offering distributors better service on orders compared to the industry leaders.

In 1994, AIM began to market manufactured cable and harness assemblies made at its facility in Florida. Sales of cable and harness assemblies are estimated to be approximately 12% of AIM's 1997 net sales.

Cambridge. Cambridge, which was founded in 1972 and acquired by the Company in September 1989, is a domestic provider of high-quality electronic connectors, plugs, adapters and other accessories. Cambridge is primarily a designer and marketer of approximately 300 types of specialty radio frequency ("RF") coaxial electronic connectors used in radio, mobile communications, television and computer equipment. RF coaxial connectors are used to integrate separate systems by connecting input-output power and signal transmission sources. Cambridge is essentially an assembly operation. The primary componets of Cambridge's connector products are screw machine and diecast parts which are purchased from approximately twenty suppliers. The production process is highly automated, with direct labor accounting for only 12% of 1997 net sales of $6.9 million. Equipment consists of semi-automatic parts assembly and packaging equipment which has been designed and manufactured by Cambridge.

A portion of Cambridge's connectors are manufactured according to a design that allows users to affix the connector to the cable faster and easier without the need for complicated tools and time-consuming soldering.

Cambridge sells its products nationwide to 450 distributors, 100 OEMs, and approximately 150 other various end-users. Cambridge uses a combination of six manufacturers' representative organizations and five factory direct salesmen located throughout North America. Cambridge's two largest customers (excluding AIM) account for approximately 22% of 1997 net sales. Cambridge also mails a large number of catalogs to current customers and potential new accounts. Cambridge strongly emphasizes that it is an "American" producer of high-quality electronic connectors.

Cambridge competes in the same market as AIM. Cambridge does not offer the product selection of its large competitors; however, it competes effectively by targeting distributors and manufacturers which require fast service and prefer an American-made product.

Johnson. Purchased by the Company in 1996, Johnson was the components division of E.F. Johnson Company, Inc., which was founded in 1953. Johnson is a high-quality, fully integrated manufacturer of RF coaxial connectors and
electronic hardware.   Johnson specializes in manufacturing miniature and
sub-miniature RF connectors used primarily in telecommunication, computer and other OEM applications which require high frequency ranges. The miniature and sub-miniature connector arena is experiencing excellent growth as the size of electronic card products continues to shrink.

Johnson sells approximately 35% of its products directly to OEMs in large orders, while the remaining 65% of Johnson's sales are sold in smaller quantities through over 80 distributors, primarily in the United States and Canada. Johnson's National Sales Manager coordinates the selling efforts of three company employed Regional Sales Managers and 21 independent representative organizations. In 1997, Johnson generated net sales of $19.8 million.

Vitelec. Vitelec was founded in 1987 and purchased by the Company in 1996. Vitelec is an importer, packager and master distributor of over 700 different connectors, plugs, jacks, sockets, adapters and terminators, cabling convertors, cable assemblies and other accessories for data communications and telecommunications networks sold to the commercial and consumer electronics markets. Vitelec's RF products are subcontract manufactured for them in Taiwan. Vitelec, through its Vidata subsidiary, also distributes local area network ("LAN") and wide area network ("WAN") cabling, connectors and converters and the accessories for data communication networks.

Vitelec sells its products via five company-employed salespeople, four in-house and one located in Paris, France. Vitelec has customers in 42 countries. The largest customer accounted for 9% of 1997 net sales of $5.4 million, with the rest of the customer base being very fragmented.

AIM, Cambridge, Johnson and Vitelec all supply the electronic connector industry which is highly fragmented with more than 1,500 connector manufacturers competing worldwide. As a result, the companies generally compete with different suppliers in each of the various categories of the overall market in which the comanies operate, as well as with certain large national suppliers. The companies compete within this market primarily on the basis of quality, reliability, reputation, customer service, delivery time and price.

Diversified. Diversified was founded in 1988 and purchased by the Company in 1996. Diversified is a broad-line provider and value-added reseller of wire, cable, connectors and custom cable assemblies. Diversified's product offering is used in LANs, custom cable assemblies, cable for electrical applications, cable for sound and security, cable for OEM applications and other miscellaneous cable applications. In 1997, Diversified generated net sales of $31.3 million.

Diversified sells its products through a skilled direct sales force. The sales staff consists of 20 inside and 5 outside salespeople, all of whom are product and market specialists. Diversified markets and advertises its products through various trade journals dependent on the marketplace.

Specialty wire and cable distribution is highly fragmented. Diversified competes in this market by focusing on service, quality, price, value added capabilities and reputation.

Viewsonics. Viewsonics was founded in 1974 and purchased by the Company in 1996. Viewsonics designs, manufactures and markets branded cable television ("CATV"), electronic network components, and electronic security components mainly for the "drop" or home connection portion of the CATV infrastructure. Viewsonics develops, warehouses and sells its products out of its Florida facility. Viewsonics sources the majority of its products from China, 60% of which is manufactured in Viewsonics' Shanghai facility, and the remaining 40% is manufactured by subcontractors. The overseas procurement has allowed Viewsonics to lower production costs and it has also positioned Viewsonics to exploit the overeseas CATV component markets as they develop.

Viewsonics sells 50% of its products to multisystem operatons including companies such as Time/Warner, Cencast, Continental Cablevision, and TCI. Viewsonics also sells to a network of distributors, six of whom account for the majority of the other 50% of sales. In 1997, Viewsonics generated net sales of $12.4 million. Competition in the industry is focused on quality service, engineering support and price.

Bond. Bond was founded in 1988 and the Company acquired 80% of the outstanding shares of Bond in 1996. Bond designs, engineers and manufactures high-quality custom electronic cables and connector sub-assemblies for computer-related and telecommunications customers. All of Bond's products are custom-made and are specifically designed to meet a customer's needs. Bond has three fully integrated, independent manufacturing facilities. Bond has rapidly become an industry leader due to its commitment to high quality, competitively priced products offered in conjunction with outstanding and dependable service.

Bond has established two separate, very profitable sales agencies in Northern and Sourthern California to represent them. Bond is continuing to actively solicit strategic new customers located throughout the United States via an independent sales representative network. In 1997, Bond's single-largest customer accounted for approximately 49% of its net sales of $21.8 million.

LoDan. LoDan, founded in 1967 and acquired by the Company in May 1997, designs, engineers, manufactures, and distributes high-quality, custom electronic cable assemblies, sub assemblies, and electro-mechanical assemblies to OEMs in the data and telecommuncations segments of the electronics industry. LoDan manufactures approximately 78% of the products it sells in-house at an ISO-9001 certified manuacturing facility, with the remaining 22% being distributed products. For fiscal 1996, LoDan's net sales were $14.7 million.

The acquisiton of LoDan has bolstered the presence of Jordan Telecommunication Products in the custom cable assembly business. LoDan's customer base, which compliments that of Bond, was built based on providing innovative solutions to customers' needs. The Company's largest customer, Cisco Systems, is the world's pre-eminent networking company and provides LoDan with access to international markets. LoDan's products are sold through internal and external sales forces.

Bond and LoDan supply the custom cable assembly market which encounters competition from a broad range of companies, several of which are much larger and have greater financial resources than either Bond or LoDan. In addition to other independent manufacturers of cable assemblies, offshore manufacturers compete in this market, primarily on the basis of price. Competition within the industry is based on quality, production, capacity, breadth of product line, engineering support capability, price, local support capability, systems support and financial strength.

Northern. Northern was founded in 1985 and was purchased by the Company in 1996. Northern designs, manufactures and markets power conditioning and power protection equipment for primarily telecommunication applications, such as cellular and Personal Communication System ("PCS") networks. Northern also offers a variety of products including voltage regulators, uninterruptible power supplies, isolation transformers, and grounding devices to protect any power-critical application.

Northern sells on a direct basis through its own highly technical in-house sales force of 23 employees, who are supported by seven application engineers and four product development engineers. Northern sells to such large telecom OEMs as Sprint, Motorola, Lucent, Erickson and Nokia. Northern's largest customer accounted for approximately 45% of net sales in 1997 of $23.3 million and its 10 largest customers accounted for approximately 58% of net sales in 1997.

Engineered Endeavors ("EEI"). EEI was founded in 1987 and acquired by JTP in September 1997. EEI designs complete cellular and PCS towers, manufactures monopole antenna mount platforms, custom bill and clock towers, and accessories. EEI also distributes ancillary products used in the construction of cellular and PCS towers. EEI reported $7.5 million of net sales from its acquisition date through the end of the year.

Telephone Services, Inc. ("TSI"). In October 1997, JTP acquired 70% of TSI. TSI designs, manufactures and provides custom cable assemblies, terminal strips and terminal blocks and other connecting devices primarily to the telephone operating companies and major telecommunication manufactures. TSI recorded $4.4 million of net sales from its acquisition date through December 31, 1997.

Backlog

As of December 31, 1997, the Company had a backlog of approximately $109.6 million, compared with $75.0 million as of December 31, 1996 The backlog in 1997 is primarily due to titanium hot formed sales at Parsons and motor sales at Merkle Korff. Management believes that the backlog may not be indicative of future sales.

Seasonality

The Company's aggregate business has a certain degree of seasonality. SPAI's and Riverside's sales are somewhat stronger toward year-end due to the nature of their products. Calendars at SPAI have an annual cycle while Bibles and religious books at Riverside are popular as holiday gifts.

Research and Development

As a general matter, the Company operates businesses that do not require substantial capital or research and development expenditures. However, development efforts are targeted at certain subsidiaries as market opportunities are identified. None of these subsidiaries' development efforts require substantial resources from the Company.

Patents, Trademarks, Copyrights and Licenses

The Company relies on a combination of patent, copyright, trademark and trade secret laws and contractual agreements to protect its proprietary technology and know how. The Company owns and uses trademarks and brandnames to identify itself as a source of certain goods and services including the DURA-LINE and SILICORE trademarks, both of which are registered in the United States and various foreign countries, and the VIEWSONICS brandname, in which the Company has common law rights. The Company's SILICORE technology includes a patented solid co-extruded polymer lubricant lining that uses a silicone-based lubricant which is marketed and sold under the SILICORE trademark. There can be no assurance that the Company will be granted additional patents or that the Company's patents either will be upheld as valid if ever challenged or will prevent the development of competitive products. The Company's U.S. patent with respect to the SILICORE lubricant lining expires in 2007. The Company has not sought foreign patents for most of its technologies, including technologies which have been patented in the United States, such as the SILICORE lubricant lining, which may adversely affect the Company's ability to protect its technologies and products in foreign countries. The Company protects its confidential, proprietary information as trade secrets.

Except for the SILICORE polymer pipe products, certain of the Company's CATV components and its fiber optic connector technology, the Company's products are generally not protected by virtue of any proprietary rights such as patents. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology and know-how or that the Company's competitors will not independently develop technologies that are substantially equivalent to or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. In the Company's opinion, the loss of any intellectual property asset, would not have a material adverse effect on the conduct of the Company's business.

The Company is also subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. From time to time, the Company has received notice of infringement claims from other parties. Although the Company does not believe it infringes the valid proprietary rights of others, there can be no assurance against future infringement claims by third parties with respect to the Company's current or future products.
The resolution of any such infringement claims may require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

Employees

As of December 31, 1997, the Company and its subsidiaries employed approximately 6,200 people. Approximately 1,100 of these employees were members of various labor unions. The company has not experienced any work stoppages in the past five years as a result of labor disruptions. The Company believes that its subsidiaries' relations with their respective employees are good.

Environmental Regulations

The Company is subject to numerous U.S. and foreign federal, state, provincial, and local laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-To-Know Act and the Resource Conservation and Recovery Act. Under CERCLA and analogous state laws, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws frequently impose cleanup liability regardless of whether the owner or operator knew of or was responsible for the presence of such hazardous or toxic substances and regardless of whether the release or disposal of such substances was legal at the time it occurred. Regulations of particular significance to the Company's ongoing operations include those pertaining to handling and disposal of solid and hazardous waste, discharge of process wastewater and stormwater and release of hazardous chemicals. The Company believes it is in substantial compliance with such laws and regulations.

The Company generally conducts a Phase I environmental survey on each acquisition candidate prior to purchasing the company to assess the potential for the presence of hazardous or toxic substances that may lead to cleanup liability with respect to such properties. The Company does not currently anticipate any material adverse effect on its results of operations, financial condition or competitive position as a result of compliance with federal, state, provincial, local or foreign environmental laws or regulations. However, some risk of environmental liability and other costs is inherent in the nature of the Company's business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments such as the obligation to investigate or clean up hazardous or toxic substances at the Company's property for which indemnification is not available, could lead to material costs of environmental compliance and cleanup by the Company.

Barber-Colman Motors, a product line of the Company and formerly a wholly-owned subsidiary of the Company, leases property that has been the subject of remedial investigation and corrective action following the removal of a small, underground waste oil tank in 1994. Contaminated soils have been removed up to the edge of the foundation of an overlying structure and down to bedrock. The Wisconsin Department of Natural Resources has advised the Company that no further action is necessary at this time. In connection with the acquisition of Barber-Colman, the Company obtained indemnification from the former owner of Barber-Colman Motors for environmental liability resulting from its prior operations.

FIR, a wholly-owned subsidiary of the Company, owns property in Casalmaggiore, Italy that is the subject of investigation and remediation under the review of government authorities for soils and groundwater contaminated by historic waste handling practices. In connection with the acquisition of FIR, the Company obtained indemnification from the former owners for this investigation and remediation.

DACCO is a potentially responsible party ("PRP") at the John P. Saad & Sons site in Nashville, Tennessee (the "Saad Site").

DACCO and a number of other PRPs have entered into a consent agreement with the U.S. Environmental Protection Agency (the "EPA"), dated April 18, 1990, and follow-on orders relating to the clean-up of the Saad Site (the "Consent Agreements"). All work has been completed under the Consent Agreements.

Additional work proceeded under a Unilateral Administrative Order for Removal Response Activities dated July 28, 1995. This work has been completed and DACCO has paid its full share of total expenses related to the clean-up efforts. It is not likely that the EPA will make any further removal requirements.

DACCO's interim allocation of expenses relating to the clean-up is currently
1.48 percent. It is not likely that DACCO will have to make any additional payments to the Steering Committee. Total expenses incurred by the PRP group through January 1998 are approximately $4.3 million. These expenses include removal costs, engineering and attorneys fees, but do not include administrative oversight costs incurred by the EPA or the State of Tennessee.

The EPA has incurred administrative oversight costs of approximately $1.1 million through January 1998. The EPA has agreed not to pursue DACCO or other members of the Saad Site Steering Committee for its administrative oversight costs in exchange for their cooperation in pursuing recalcitrant parties. DACCO is not responsible for costs incurred by the State of Tennessee.

Item 2. Properties

The Company leases approximately 31,700 square feet of office space for its headquarters in Illinois. The principal properties of each subsidiary of the Company at December 31, 1997, and the location, the primary use, the capacity, and ownership status thereof, are set forth in the table below:

                                                      SQUARE     OWNED/
COMPANY LOCATION          USE                           FEET     LEASED
AIM
Sunrise, FL     Manufacturing/Administration/
                Distribution                          28,000     Leased
Beemak
Gardena, CA     Manufacturing (2 buildings)           34,500     Leased
                Warehouse                             12,000     Leased
Bond
Anaheim, CA     Manufacturing/Administration          16,000     Leased
Fremont, CA     Manufacturing/Administration          17,000     Leased
Austin, TX      Manufacturing/Administration          12,000     Leased

Cambridge
Windsor, CT     Manufacturing                         9,000      Leased

Cape Craftsmen
Elizabethtown, NC Manufacturing                     230,200      Leased
Wilmington, NC  Administration                        8,500      Leased

Cho-Pat
Hainesport, NJ  Manufacturing/Administration          7,000      Leased

DACCO
Cookeville, TN Administration/Manufacturing         140,000      Owned
Huntland, TN   Manufacturing                         65,000      Owned
Rancho Cucamonga, CA  Administration/Manufacturing   40,000      Owned

Diversified
Troy, MI       Manufacturing/Administration/Distribution 45,000  Leased
Nashville, TN  Distribution/Sales Office              7,100      Leased

Dura-Line
Middlesboro, KY Manufacturing/Administration         80,000      Owned
Grimsby, U.K.   Manufacturing/Administration         35,000      Owned
Sparks, NV      Manufacturing                        35,000      Owned
Zlin, Czech Republic  Manufacturing/Administration   40,000      Owned
Knoxville, TN   Administration                       10,000      Leased
Tel Aviv, Israel Manufacturing/Administration        10,000      Leased
Queretaro, Mexico Manufacturing/Administration       43,000      Leased
Mexico City, Mexico Sales Office/Administration       2,000      Leased
Shanghai, China  Manufacturing/Administration        50,000      Owned
Shanghai, China  Sales Office/Administration          1,000      Leased
Goa, India       Manufacturing/Administration        48,000      Owned
New Delhi, India Manufacturing/Administration         2,000      Leased

ED&C
Troy, MI         Manufacturing/Administration        12,000      Leased
Troy, MI         Administration                       4,000      Leased

EEI
Mentor, OH       Manufacturing/Administration        48,000      Leased
Belle Chasse, LA Warehouse                          105,000      Leased

FIR
Casalmaggiore, Italy  Manufacturing/Administration  100,000      Owned
Varano, Italy         Manufacturing                  30,000      Owned
Bedonia, Italy        Manufacturing                   8,000      Owned
Reggio Emilia, Italy  Manufacturing                  35,000     Leased
Reggio Emilia, Italy  Manufacturing                  30,000     Leased
Genoa, Italy          Manufacturing                  33,000     Leased

Gear
Grand Rapids, MI      Manufacturing/Administration   39,000     Owned

Imperial
Akron, OH             Manufacturing/Administration   43,000     Owned
Stow, OH              Administration                  7,000     Leased
Middleport, OH        Manufacturing                  85,000     Owned
Cuyahoga Falls, OH    Manufacturing                  63,000     Leased

Johnson
Waseca, MN            Manufacturing/Administration   70,000     Subleased

LoDan
San Carlos, CA        Manufacturing/Administration   22,500     Leased
San Carlos, CA        Manufacturing                  13,500     Leased

Merkle-Korff
Des Plaines, IL       Manufacturing/Administration   38,000     Leased
Des Plaines, IL       Manufacturing/Administration   45,000     Leased
Richland Center, WI   Manufacturing/Administration   45,000     Leased
Crystal Lake, IL      Manufacturing                  46,000     Leased
Darlington, WI        Manufacturing                  68,000     Leased
Belvedere, IL         Design/Administration          12,000     Leased

Motion Control
Rancho Cordova, CA    Administration                 40,000     Leased

Northern
Liberty Lake, WA      Manufacturing/Administration   22,600     Leased

Pamco
Des Plaines, IL       Manufacturing/Administration   24,500     Owned

Parsons
Parsons, KS           Manufacturing/Administration   97,500     Owned

Riverside
Iowa Falls, IA        Distribution/Administration    65,900    Leased
Sparks, NV            Distribution                   35,000    Leased

Sate-Lite
Niles, IL             Manufacturing/Administration  120,000    Leased

Scott
Alamogordo, NM        Manufacturing                  15,000    Leased

Seaboard
Fitchburg, MA         Administration/Manufacturing  260,000    Owned
Miami, FL             Manufacturing                  90,000    Owned
Brentwood, NY         Manufacturing                  35,000    Leased
Brooklyn, NY          Manufacturing                  35,000    Leased
Bohemia, NY           Manufacturing                  20,000    Leased

SPAI
Red Oak, IA           Manufacturing/Administration
                       (Four buildings)             136,500    Owned
Coshocton, OH         Manufacturing/Administration  240,000    Leased

                                                               SQUARE  OWNED/
COMPANY               LOCATION          USE                      FEET  LEASED

TSI
Grand Prairie, TX     Manufacturing/Administration             15,000  Leased
Shasta Lake City, FL  Administration                            6,000  Leased
Riverview, FL         Manufacturing                            75,000  Leased
Tampa, FL             Manufacturing                            20,000  Leased

Valmark
Fremont, CA           Manufacturing/Administration             46,000  Leased
Fremont, CA           Manufacturing/Administration             15,000  Leased

Viewsonics
Boca Raton, FL        Administration/Distribution/
                      Research and Development                 14,500  Leased
Shanghai, China       Manufacturing/Administration             25,000  Leased
St. Petersburg,Russia Manufacturing/Administration             10,000  Leased
VitelecBordon, U.K.   Distribution/Administration/
                       Assembly                                16,500  Owned
Paris, France         Sales Office                              1,000  Leased

DACCO also owns or leases thirty-two distribution centers, which average 4,000 square feet in size. DACCO maintains four distribution centers in Florida, California, and Tennessee, two distribution centers in each of Illinois, Arizona, Michigan, Texas and Alabama, and the remaining distribution centers are located in Pennsylvania, Indiana, Minnesota, Missouri, Nebraska, New Jersey, West Virginia, Ohio, Oklahoma and South Carolina.

Merkle-Korff's facilities are leased from the chairman of Merkle-Korff and Northern's Liberty Lake, Washington, facility is leased from a general partnership consisting of the former owners. The Company believes that the terms of these leases are comparable to those which would have been obtained by the Company had these leases been entered into with an unaffiliated third party.

On January 1, 1998, Merkle-Korff entered into a new lease agreement in preparation for exiting the Crystal Lake, IL and Belvedere, IL locations. The new facility is approximately 112,000 square feet and will be used primarily for manufacturing. The six year lease expires on December 31, 2003 and includes an option to extend the agreement an additional five years.

On January 19, 1998, ED&C entered into a new lease agreement in preparation for exiting both Troy, MI locations. The new facility is approximately 29,240 square feet and will be used for manufacturing and administration. The five year lease expires December, 2002. The relocation to the new facility was completed in February of 1998.

The Company also has sales representatives in field offices in Florida, Illinois, Ohio, Oregon, Virginia and internationally in Brazil, Bulgaria, Germany, Malaysia, Romania, Russia and Slovakia.

None of the Company's significant existing leases are scheduled to expire in 1998. The Company believes that its existing leased facilities are adequate for the operations of the Company and its subsidiaries.

Item 3.  LEGAL PROCEEDINGS

On January 21, 1997, Welcome Home filed for Chapter 11 bankruptcy protection. As a result of the Chapter 11 filing, the results of Welcome Home are not consolidated with the Company's results for periods subsequent to January 21, 1997.

The Company's subsidiaries are parties to various other legal actions arising in the normal course of their business. The Company believes that the disposition of such actions individually or in the aggregate will not have a material adverse effect on the consolidated financial position of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1997.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a)The only authorized, issued and outstanding class of capital stock of the Company is Common Stock. There is no established public trading market for the Company's Common Stock.


(b)At December 31, 1997, there were 19 holders of record of the Company's Common Stock.

(c)The Company has not declared any cash dividends on its Common Stock since the Company's formation in May, 1988. The Indenture (the "Indenture"), dated as of September 9, 1997, by and between the Company and First Bank National Association, as Trustee, with respect to the 10 3/8% Senior Notes and the 11 3/4% Senior Subordinated Discount Debentures contain restrictions on the Company's ability to declare or pay dividends on its capital stock. The Indenture prohibits the declaration or payment of any dividends or the making of any distribution by the Company or any Restricted Subsidiary (as defined in the Indenture) other than dividends or distributions payable in stock of the Company or a Subsidiary and other than dividends or distributions payable to the Company.

Item 6.  SELECTED FINANCIAL DATA

     The following table presents selected operating, balance sheet and other data of the Company and its subsidiaries as of and for the five years ended December 31, 1997. The financial data of the Company and its subsidiaries as of and for the years ended December 31, 1993 through 1997 were derived from the consolidated financial statements of the Company and its subsidiaries.

                                           Year Ended December 31,
                                           (Dollars in thousands)
                               1997     1996     1995     1994      1993
Operating data:(1)
Net sales.................. $707,112  $601,567  $507,311 $424,391 $358,611
Cost of sales, excluding
 depreciation..............  446,580   375,745   320,653  262,730  221,518
Gross profit, excluding
 depreciation..............  260,532   225,822   186,658  161,661  137,093
Selling, general and
 administrative expense....  148,921   150,951   121,371   97,428   80,496
Operating income ..........   55,444    13,392    32,360   42,944   36,387
Interest expense...........   82,455    63,340    46,974   40,887   41,049
Interest income ...........   (2,713)   (2,538)   (2,841)  (1,471)  (1,845)
Income (loss) before income
 taxes, minority interest,
 equity in earnings of investee,
 and extraordinary items...   (6,173)  (47,410)  (11,773)  27,689   (2,817)
Income (loss) before extra-
  ordinary items (2).......  (14,260)  (51,884)   (7,470)  23,741   (3,483)
Net income (loss) (2)       $(45,618) $(55,690) $ (7,470)$ 23,741 $(29,675)

Balance sheet data (at end of period):
Cash and cash equivalents  $  52,500  $ 32,797  $ 41,253 $ 56,386 $ 68,273
Working capital...........   176,508   123,479   115,387  123,395  121,490
Total assets..............   930,231   681,885   532,384  398,474  338,509
Long-term debt
(less current portion)...    921,871   687,936   513,690  380,966  356,981
Net capital deficiency(3). $(175,285)$(130,281)$(74,479)$(66,867) $(90,669)

(1)The Company has acquired a diversified group of operating companies over the five year period which significantly affects the comparability of the information shown above.

(2)Net loss in 1993 includes an extraordinary loss of $26,192 related to the Company's refinancing. Net income in 1994 includes a gain from the sale of a partial interest in Welcome Home of $24,161. Net loss in 1995 includes $6,929 of restructuring and non-recurring charges related to Welcome Home. Net loss in 1996 includes compensation expense related to a stock appreciation right and other compensation agreements of $9,822, the loss on the purchase of an affiliate, $4,488, and restructuring charges related to Welcome Home, $8,106, and other non-recurring changes, $4,136. Net loss in 1997 includes compensation expense related to a stock appreciation right and other compensation agreements of $15,871, a gain on the sale of a subsidiary of $17,081, the recording of equity in the loss of an investee of $3,386, and an extraordinary loss of $31,358 related to the Company's refinancing.

(3)No cash dividends on the Company's Common Stock have been declared or paid.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Historical Results of Operations

     Summarized below are the historical net sales, operating income and operating margin (as defined below) for each of the Company's business groups for the fiscal years ended December 31, 1997, 1996 and 1995. This discussion should be read in conjunction with the historical consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report.

     In 1995, The Company's business segments were realigned into five distinct groups. In 1996, Dura-Line was moved from the Consumer and Industrial Products segment to the Telecommunications Products segment. In 1997, the Retube product line of Dura-Line was moved from the Telecommunication Products segment to the Consumer and Industrial Products segment. Prior period results were also realigned into these new groups in order to provide accurate comparisons between periods.

                                       Year ended December 31,
                                1997         1996         1995
                                        (dollars in thousands)
Net Sales:
Specialty Printing & Labeling..    $119,346      $109,587      $ 96,514
Motors and Gears...............     148,669       117,571        54,218
Telecommunications Products....     257,010       131,592        98,777
Welcome Home(3)................       2,456        81,855        93,166
Consumer and Industrial Products(4) 179,631       160,962       164,636
    Total .....................    $707,112      $601,567      $507,311

Operating Income (1):
Specialty Printing & Labeling..      10,031         7,078      $  8,067
Motors and Gears...............      31,058        26,164        12,236
Telecommunications Products....      18,365        13,490        17,774
Welcome Home(3)................      (1,107)      (15,975)      (10,066)
Consumer and Industrial Products(4)  23,497        17,941        21,987
     Total ....................     $81,844      $ 48,698      $ 49,998

Operating Margin (2):
Specialty Printing & Labeling..         8.4%        6.5%          8.4%
Motors and Gears...............        20.9%       22.3%         22.6%
Telecommunications Products....         7.1%       10.3%         18.0%
Welcome Home(3)................      (45.1)%      (19.5%)      (10.8)%
Consumer and Industrial Products(4)    13.1%       11.2%        13.4 %
Combined (1)...................        11.6%        8.1%         9.9 %

(1) Before corporate overhead of $26,400 for the year ended December 31, 1997. The Telecommunications Products operating income includes expense of $15,871 related to compensation agreements in 1997. The operating income for the year ended December 31, 1996 is before corporate overhead of $26,946, the write-off of $4,488 in notes receivable resulting from the Cape Craftsmen acquisition and the charge of $3,872 for a compensation agreement. 1995 results are before corporate overhead of $17,638. The Telecommunications Products' operating income includes the AIM and Cambridge SARA expense of $5,422 for the year ended December 31, 1996, and $400 for the year ended December 31, 1995.

(2)Operating margin is operating income divided by net sales.

(3)For the period from January 1, 1997 to January 21, 1997, the date of the Chapter 11 filing (See Footnote 3 to the financial statements).

(4)Consumer and Industrial Products includes Hudson for the period from January 1, 1997 to May 15, 1997, and Paw Print for the period from January 1, 1997 to July 25, 1997. (See Footnote 16 to the financial statements).

     Specialty Printing & Labeling. As of December 31, 1997, the Specialty Printing and Labeling group consisted of SPAI, Valmark, Pamco, and Seaboard.

     1997 Compared to 1996. Net sales increased $9.8 million or 8.9% and operating income increased $3.0 million or 41.7%. Sales increased due to higher sales of ad specialty products at SPAI, $2.2 million, increased sales of rollstock and membrane switches at Valmark, $1.0 million and $0.6 million, respectively, higher sales of labels at Pamco, $0.3 million, and increased sales of folding boxes at Seaboard, $7.3 million, due to the acquisition of Seaboard in May 1996. Partially offsetting these increases were decreased sales of calendars and school annuals at SPAI, $0.1 million and $0.2 million, respectively, and lower sales of shielding devices at Valmark, $1.3 million.

Operating income increased due to higher operating income at SPAI, $0.6 million, increased operating income at Valmark, $0.1 million, and higher operating income at Seaboard, $2.6 million. Partially offsetting these increases was decreased operating income at Pamco, $0.3 million. The higher operating income at SPAI is due to lower selling, general, and administrative costs, primarily medical insurance and commissions, while the increase at Valmark is due to higher sales and lower operating costs. The decrease in operating income at Pamco is attributed to lower gross profit stemming from decreased sales of custom-made labels. Operating margin increased 1.9%, from 6.5% in 1996 to 8.4% in 1997, primarily due to higher sales and lower operating costs as discussed above.

     1996 Compared to 1995. Net sales increased $13.1 million or 13.6% and operating income decreased $1.0 million or 12.3%. Sales increased due to the 1996 acquisition of Seaboard, which contributed $17.8 million in sales. The Seaboard acquisition was offset by sales declines at Valmark, $4.4 million, and Pamco, $.3 million. The sales decline at Valmark is primarily due to lower sales of shielding devices to Apple Computer.

The decrease in operating income is due to decreases at SPAI, $.6 million, Valmark, $1.9 million, and Pamco, $.8 million. These decreases were partially offset by the acquisition of Seaboard, which contributed $2.3 million in operating income during 1996. The decrease in operating income at SPAI is due to higher selling, general and administrative expenses, which should contribute to future sales. The decrease at Valmark is due to lower sales, while the decrease at Pamco is due to lower sales and a lower gross margin stemming from price pressures coupled with higher operating costs. Operating margin decreased 1.9%, from 8.4% in 1995 to 6.5% in 1996, due to lower gross margins and increased selling, general and administrative expense mentioned above.

     Motors and Gears. As of December 31, 1997, the Motors and Gears group consisted of Imperial, Scott, Gear, Merkle-Korff, FIR, ED&C and Motion Control. Effective January 1997, Barber-Colman became a fully integrated division of Merkle-Korff. Motors and Gears operates in two separate business segments; electric motors ("motors") and electronic motion control systems ("controls"). Motors and Gears entered the controls business segment through the acquisition of ED&C and Motion Control during 1997.

     1997 Compared to 1996.     Net sales increased $31.1 million or 26.5% and
operating income increased $4.9 million or 18.7%. Sales increased partially due to the acquisitions of the FIR Group in June 1997, ED&C in October 1997, and Motion Control in December 1997. These companies contributed $14.8 million, $1.8 million, and $1.2 million, respectively, in 1997, or 57.2% of the total increase in net sales. In addition, net sales increased due to an 18.3% increase in sales of subfractional motors at Merkle-Korff and a 24.0% increase in sales of planetary gears at Gear. Partially offsetting these increases was a 6.6% decrease in sales of fractional/integral motors at Imperial and Scott.

The sales increases were primarily due to (a) strong sales of subfractional motors in the vending and appliance markets and (b) strong sales of planetary gears in the floor care market. The decrease in net sales of fractional/integral motors was primarily due to unusually strong sales in the first half of 1996 resulting from the high backlog of orders accumulated in the fourth quarter of 1995.

The increase in operating income was primarily due to the increase in sales of subfractional motors and planetary gears as discussed above. Partially offsetting these increases were slightly decreased gross margins in the fractional/integral motors group due to FIR operating at slightly lower gross margins than the rest of the group, and increased operating expenses attributed to the acquisitions of Barber-Colman in 1996, and FIR, ED&C and Motion Control in 1997. Operating margin decreased 1.4% from 22.3% in 1996 to 20.9% in 1997, due to the decreased gross margins and increased operating expenses discussed above.

     1996 Compared to 1995. Net sales increased $63.4 million or 116.8%, and operating income increased $14.0 million or 113.8%. The increase in net sales is partially due to the acquisition of Barber-Colman in March of 1996 which reported sales of $17.6 million from its acquisition date through the end of the year. The group also benefitted from a full year of the results of Merkle-Korff which was purchased in September 1995. Merkle-Korff had sales of $59.6 million for the full year of 1996 as compared to $14.1 million for the period from the acquisition date to the end of 1995. This accounted for $45.4 million of the current year increase. In addition, Scott's sales increased $0.4 million due to higher motor sales.

The increase in operating income was partially attributable to the acquisition of Barber-Colman, which contributed $1.7 million of operating income to the current years results. Also, operating income for the entire year for Merkle-Korff was $15.2 million as compared to $2.6 million for the period from the acquisition date to the end of 1995. This accounted for $12.6 million of the current year's increase. The above were partially offset by decreases in operating income at Imperial and Gear of $0.2 million and $0.3 million, respectively. Operating margin decreased from 22.6% to 22.3% due to the addition of Barber-Colman, which operates at a lower operating margin than the rest of the group.

     Telecommunications Products. As of December 31, 1997, the Telecommunications Products group consisted of Dura-Line, AIM, Cambridge, Johnson, Diversified, Viewsonics, Vitelec, Bond, Northern, LoDan, EEI and TSI. Due to the similarity of many of the Telecommunications Products subsidiaries' product lines, management evaluates, oversees and manages the companies based on three product group segments: Infrastructure Products and Equipment which includes Dura-Line, Viewsonics, Northern and EEI; Electronic Connectors and Components which includes AIM, Cambridge, Johnson and Vitelec; and Custom Cable Assemblies and Specialty Wire and Cable which includes Bond, Diversified, LoDan and TSI.

     1997 Compared to 1996. Net sales increased $125.4 million or 95.3% and operating income increased $4.9 million or 36.1%. The increase in net sales was primarily due to the acquisitions of Johnson, Diversified, Viewsonics, Vitelec, and Bond in 1996 and Northern, LoDan, EEI and TSI in 1997. These companies contributed net sales of $19.8 million, $31.3 million, $12.4 million, $5.4 million, $21.8 million, $23.3 million, $14.7 million, $7.5 million, and $4.4 million, respectively, in 1997 compared to net sales in 1996 of $16.9 million for Johnson, $13.9 million for Diversified, $5.1 million for Viewsonics, $2.4 million for Vitelec, $3.6 million for Bond, and $0 for Northern, LoDan, EEI, and TSI. In addition, net sales increased $26.7 million due to higher sales of infrastructure products and equipment, particularly cable conduit. This increase was primarily due to higher international sales resulting from the addition of new manufacturing facilities in Mexico and China.

Operating income increased primarily due to the acquisitions discussed above. These companies contributed operating income in 1997 of $3.6 million, $1.4 million, $3.7 million, $1.0 million, $2.7 million, $4.3 million, $1.1 million, $1.0 million and $0.1 million, respectively, compared to operating income in 1996 of $2.9 million for Johnson, $0.7 million for Diversified, $0.5 million for Vitelec, $0.3 million for Bond, and $0 for Viewsonics, Northern, LoDan, EEI, and TSI. In addition, operating income at Aim increased $4.1 million due to Stock Appreciation Rights ("SAR") expense of $5.2 million in 1996. Operating income at Aim, excluding SAR expense, decreased $1.1 million in 1997 primarily due to lower domestic sales and gross profits. Partially offsetting the increase in operating income related to the above acquisitions, operating income at Dura-Line decreased $13.7 million. This decrease was due to SAR expense of $15.9 million in 1997 related to the acquisition of Dura-Line in 1988. Operating income at Dura-Line, excluding SAR, increased $2.2 million in 1997 primarily due to higher sales of cable conduit in Europe, particularly the Czech Republic.

Operating margin decreased 3.2%, from 10.3% in 1996 to 7.1% in 1997. Excluding the SAR expenses, operating margins would have decreased 0.8%, from 14.2% in 1996 to 13.4% in 1997. The decrease in operating margin was primarily due to international market development costs in 1997 not incurred in 1996 and lower operating margins at Aim.

     1996 Compared to 1995. Net sales increased $32.8 million or 33.2% and operating income decreased $4.3 million or 24.1%. The increase in sales was due primarily to the following 1996 acquisitions: Johnson Components, $16.9 million, Diversified, $13.9 million, Viewsonics, $5.1 million, Vitelec, $2.4 million, and Bond, $3.6 million. Net sales also increased due to higher sales of electronic connectors at AIM, $0.5 million. Partially offsetting the sales increases were decreased sales of Innerduct at Dura-Line, $7.4 million, and lower sales of connectors at Cambridge, $2.2 million. The decrease in Innerduct sales at Dura-Line is due to a general market slowdown in the U.S. and U.K. due to uncertainty surrounding the anticipated effects of the Telecom Act. The decreased Innerduct sales in the U.S. and U.K. were partially offset by increased sales of $10.7 million or 90% in the Czech Republic, where the Czech subsidiary has approximately an 80% share of the Czech market, plus the opening of the Mexico and China operations in 1996, which contributed $1.1 million and $.3 million to net sales, respectively.

The decrease in operating income is due primarily to Dura-Line, $4.5 million, and AIM, $4.4 million. Partially offsetting the decrease in operating income are the 1996 acquisitions: Johnson, $2.9 million, Diversified, $0.5 million, Vitelec, $0.5 million, and Bond, $.2 million. Cambridge also helped to partially offset the decrease with a $.3 million increase in operating income. The decrease at AIM is due to increased compensation expense of $5.0 million related to a Stock Appreciation Rights Agreement ("SARA") (see footnote 21 to the financial statements). The decrease at Dura-Line is due to lower sales coupled with increased operating costs related to Dura-Line's global expansion, $1.9 million. Excluding AIM's SARA expense, operating income for the group would have increased $.3 million or 1.7%.

Operating margin decreased 7.7%, from 18.0% in 1995 to 10.3% in 1996. In addition to the effect of AIM's SARA expense, the decline in the group's operating margin is partially attributable to (1) the acquisition of Diversified, which operates at a lower margin as compared to other companies in the group, and (2) a lower margin at Dura-Line due to higher operating costs primarily associated with international expansion.

     Welcome Home.  (See note 3 to the Consolidated Financial Statements.)

     1997 Compared to 1996. Net sales decreased $79.4 million or 97.0%, while the operating loss decreased $14.9 million or 93.1%. These fluctuations are the direct result of Welcome Home's Chapter 11 bankruptcy filing on January 21, 1997 (see note 3 to the financial statements). As a result of the filing, the Company no longer has the ability to control the operations and financial affairs of Welcome Home. Accordingly, the results of operations of Welcome Home from January 21, 1997 to December 31, 1997, are not included in the consolidated results of the Company. Since January 21, 1997 the Company has accounted for its investment in Welcome Home under the equity method of accounting.

     1996 Compared to 1995. Sales decreased $11.3 million or 12.1%. The decrease in sales is due to a downturn in outlet mall traffic and the closing of 26 stores in 1996 related to the company's reorganization efforts. Operating income decreased $5.9 million or 58.7% due to lower sales, higher operating costs, and non-recurring restructuring charges. The decrease in operating income caused by the above factors was partially offset by an improvement in the gross margin to 40.5% from 38.3% stemming from fewer markdowns in 1996. The operating margin decreased from (10.8%) to (19.5%).

On January 21, 1997, Welcome Home filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States code in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court").

     Consumer and Industrial Products. As of December 31, 1997, the Consumer and Industrial Products group consisted of DACCO, Sate-Lite, Riverside, Parsons, Beemak, Cape, Cho-Pat and Dura-Line Retube.

     1997 Compared to 1996. Net sales increased $18.7 million or 11.6%. The increase in net sales is partially due to the acquisitions of Cape and Paw Print in July and November 1996, respectively, Arnon-Caine (by Beemak) in January 1997, and Cho-Pat in September 1997. These companies contributed net sales of $12.8 million, $5.5 million, $3.9 million, and $0.4 million, respectively, in 1997 compared to net sales in 1996 of $1.3 million for Cape, $1.6 million for Paw Print, and $0 for Arnon-Caine and Cho-Pat. Further contributing to the rise in 1997 net sales were increased sales of soft parts and scrap at DACCO, $0.6 million and $0.2 million, respectively, higher sales of bicycle reflectors and custom molding products at Sate-Lite, $0.5 million and $0.2 million, respectively, higher sales of bibles, books, audio tapes, and music products at Riverside, $0.9 million, $1.4 million, $1.0 million, and $0.8 million respectively, increased sales of aircraft parts at Parsons, $7.6 million, and higher sales of plastic pipe at Dura-Line Retube, $0.2 million. Partially offsetting these increases were decreased sales of rebuilt converters at DACCO, $1.8 million, lower contract distribution sales at Riverside, $3.1 million, decreased sales of plastic injection molded products at Beemak, $0.7 million, and lower sales at Hudson, $8.8 million, due to the sale of the Company.

The sales increases were primarily due to (a) the increased focus on sales of soft parts through an expanded line of retail stores at DACCO, (b) the extension of sales of bicycle reflectors into Asian markets at Sate-Lite, (c) the resolution of computer system problems at Riverside which negatively impacted the fourth quarter of 1996, and (d) strong sales of aircraft parts to Boeing at Parsons. The decrease in net sales of rebuilt converters at DACCO was primarily due to good weather in the Northeast part of the United States, while the lower sales to contract distribution customers at Riverside were due to less focus on the lower margin contract distribution business and more focus on the higher margin publishing and distribution business.

Operating income increased $5.6 million or 31.0%. The increase in operating income was partially due to the acquisitions of Cape, Paw Print and
Arnon-Caine.   These companies contributed $0.4 million, $1.6 million and $1.4 million, respectively, in 1997, compared to operating income in 1996 of ($0.2) million for Cape, and $0 for Paw Print and Arnon-Caine. In addition, the increase was due to higher operating income at: Sate-Lite, $1.1 million, Riverside, $0.6 million, Parsons, $2.8 million, Beemak, $0.6 million (excluding Arnon-Caine), and Dura-Line Retube, $0.1 million. These increases were partially offset by decreased operating income at DACCO, $2.1 million and Hudson $1.1 million, due to the divestiture of the company. The increase in operating income was primarily due to (a) higher gross profit at Sate-Lite stemming from increased sales of custom molded products, (b) improved product mix at Riverside, (c) increased gross profit at Parsons due to higher sales of titanium hot formed products, and (d) decreased operating expenses at Beemak due to a focused cost cutting program. The offsetting decrease to operating income at DACCO was primarily due to lower sales and slightly higher material prices.

     1996 Compared to 1995. Net sales decreased $3.7 million or 2.2% and operating income decreased $4.0 million or 18.4%. The decrease in net sales is due to decreased scrap sales at DACCO, $1.0 million, lower sales of (a) mag wheels to bicycle manufacturers, $.8 million, (b) emergency warning triangles, $.4 million, and (c) colorants to the thermoplastics industry, $.4 million at Sate-Lite, decreased sales of bibles and religious books, $4.8 million, and contract distribution sales, $4.2 million at Riverside, decreased lock sales at Hudson, $.7 million, and lower POG sales at Beemak, $2.5 million.
Partially offsetting the decrease in net sales are the acquisitions of Cape and Paw Print, which contributed sales of $1.3 million and $1.6 million during 1996, respectively, increased sales of rebuilt converters and soft parts at DACCO, $4.5 million, and $1.2 million, respectively, increased sales of titanium parts at Parsons, $1.1 million, and increased sales of plastic pipe at Dura-Line Retube, $1.4 million.

The sales decreases are due to (a) industry buying trends, uncertainty surrounding safety regulations, and price competition from competitors at Sate-Lite (b) increased competition coupled with a downturn in the religious market at Riverside, and (c) a new IBM product line in 1995 coupled with lower 1996 sales to Kryptonite at Hudson. Sales of POGS at Beemak during 1995 are isolated to that year, when Beemak took advantage of the short-lived interest in POGS. Sales increases at DACCO are due primarily to the company's strong market presence and good market conditions in general, while sales increases at Parsons are due to strong Boeing activity.

The decrease in operating income is due to lower operating income at:
Sate-Lite, $1.3 million, Riverside, $2.5 million, Hudson, $1.3 million, Beemak, $1.0 million, Cape $0.2 million, and Dura-Line Retube, $0.5 million. These decreases are partially offset by increased operating income at DACCO, $2.0 million, and Parsons, $0.8 million. The decreases in operating income are due to lower sales as well as certain non-recurring charges at Sate-Lite and Beemak, $1.0 million collectively, higher operating costs at Riverside, and compensation expense related to a stock appreciation right plan at Hudson, $.5 million. Increased operating income at DACCO was due to higher sales and steady margins, while operating income at Parsons increased due to higher sales and a higher gross margin. The decrease in the operating margin is driven by overall lower sales and the effect of non-recurring charges.

     Consolidated Operating Results.  (see Consolidated Statements of
Operations).

     1997 Compared to 1996. Net sales increased $105.5 million or 17.6%, and operating income increased $42.1 million or 314.0%. The increase was primarily due to the 1997 acquisitions of FIR, ED&C, and Motion Control in the Motors and Gears group, Northern, LoDan, EEI, and TSI in the Telecommunications Products group, and Arnon-Caine and Cho-Pat in the Consumer and Industrial Products group. Sales also increased from the benefit of a full year of sales at Seaboard in the Specialty Printing and Labeling group, Johnson, Diversified, Viewsonics, Vitelec, and Bond in the Telecommunications group, Barber-Colman in the Motors and Gears group, and Cape in the Consumer and Industrial Products group. In addition, sales increased due to higher sales of ad specialty products at SPAI, increased sales of subfractional motors at Merkle-Korff, higher sales of planetary gears at Gear, increased sales of cable conduit at Dura-Line, and increased sales of titanium aircraft parts at Parsons. Partially offsetting these increases, were lower sales of shielding devices at Valmark, decreased sales of fractional/integral motors at Imperial and Scott, and lower sales at Welcome Home due to their deconsolidation from the Company's financial statements.

Operating income increased primarily due to the 1997 acquisitions, a full year of operations at the companies acquired in 1996, lower medical and commissions expenses at SPAI, lower compensation expenses at AIM as their SAR was expensed in 1996, increased gross profits at Sate-Lite from sales of custom molded products, and higher gross profits at Parsons. In addition, operating income increased due to the deconsolidation of Welcome Home. Partially offsetting these increases were decreased gross profits at Pamco stemming from lower sales of custom labels, decreased gross profits at FIR, increased operating expenses attributed to the Motors and Gears acquisitions, higher operating expenses at Dura-Line stemming from the SAR expense, lower sales and slightly higher material prices at DACCO, and decreased operating income at Hudson due to the divestiture of the company in May of 1997. Consolidated operating margin increased 5.6%, from 2.2% in 1996 to 7.8% in 1997 due to the above factors.

Interest expense increased $19.1 million or 30.2% primarily due to the increase in long-term debt stemming from the Company's refinancing in July 1997.

     1996 Compared to 1995. Consolidated net sales increased $94.3 million or 18.6% and operating income increased $19.0 million or 58.8%. The increase is primarily due to the 1996 acquisitions of Seaboard in the Specialty Printing and Labeling group, Johnson, Diversified, Viewsonics, Vitelec, and Bond in the Telecommunications Products group, Barber-Colman in the Motors and Gears group, and Cape and Paw Print in the Consumer and Industrial Products group. Sales also increased from the benefit of a full year of sales at Merkle-Korff, increased sales of rebuilt converters and other hard parts at DACCO, and increased sales of titanium parts to Boeing at Parsons. Partially offsetting the sales increases were lower sales at Welcome Home, decreased sales of shielding devices to Apple Computer at Valmark, lower sales of Innerduct at Dura-Line, and lower sales of connectors at AIM and Cambridge.

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

Liquidity and Capital Resources

     The Company had approximately $176.5 million of working capital at the end of 1997 compared to approximately $123.5 million at the end of 1996. The increase in working capital from 1996 to 1997 was primarily due to higher receivables, inventory, and other current assets of $44.8 million, $15.9 million, and $3.0 million, respectively, and higher cash balances of $19.7 million. These increases in working capital are partially offset by higher accounts payable, $11.7 million, higher accrued expenses, $12.6 million, increased current portion of long-term debt, $0.8 million, and increased other current liabilities of $5.3 million.

     The Company has acquired businesses through leveraged buyouts, and as a result has significant debt in relation to total capitalization. See "Business". Most of this acquisition debt was initially financed through the issuance of bonds which were subsequently refinanced in 1997. See Note 5 to the Consolidated Financial Statements.

     In connection with each acquisition of a subsidiary, the subsidiary entered into intercompany notes, and intercompany management and tax sharing agreements, which permit the subsidiaries, including the majority-owned subsidiaries, substantial flexibility in moving funds from the subsidiaries to the Company.

     Management expects continued growth in net sales and operating income in 1998. Capital spending levels in 1998 are anticipated to be consistent with 1997 levels and, along with working capital requirements, will be financed internally from operating cash flow. Operating margins and operating cash flow are expected to be favorably impacted by ongoing cost reduction programs, improved efficiencies and sales growth. Management believes that the Company's cash on hand and anticipated funds from operations will be sufficient to cover its working capital, capital expenditures, debt service requirements and other fixed charges obligations for at least the next 12 months.

     The Company is, and expects to continue to be, in compliance with the provisions of the Indentures relating to the Company's Senior Notes, 2007 Seniors, 2009 Debentures, and Senior Subordinated Discount Debentures.

     None of the subsidiaries require significant amounts of capital spending to sustain their current operations or to achieve projected growth.

Net cash provided by operating activities for the year ended December 31, 1997 was $17.5 million, compared to $23.1 million provided from operating activities during the same period in 1996. The decrease is attributed to increases in accounts receivable and inventories due to revenue growth and is partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities for the year ended December 31, 1997 was $184.7 million, compared to $167.2 million used in investing activities during the same period in 1996. Increased acquisition of subsidiaries is partially offset by net proceeds from sale of subsidiary, redemption of investment in affiliate, decreased capital expenditures, and decreased notes receivable from affiliate.

Net cash provided by financing activities for the year ended December 31, 1997 was $180.1 million, compared to $136.0 million provided from financing activities during the same period in 1996. Proceeds from the Jordan Industries, Inc., Motors and Gears, Inc., and Jordan Telecommunications Products, Inc. debt issuances and the Jordan Telecommunications Products, Inc. preferred stock issuance are partially offset by the increase in repayment of long-term debt, and lower borrowings under revolving credit facilities.

Impact of Inflation

     General inflation has had only a minor effect on the operations of the Company and its internal and external sources for liquidity and working capital, as the Company has been able to increase prices to reflect cost increases, and expects to be able to do so in the future.

Year 2000

In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14, Accounting for the Costs Associated with Modifying Computer Software for the Year 2000, which provides that costs associated with modifying computer software for the year 2000 be expensed as incurred. The Company is assessing the extent of the necessary modifications to its computer software.

The Company is in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue.
The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the company's programs that have time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations. Management has not yet assessed the Year 2000 compliance expense and related potential affect on the company's earnings.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              Page No.


     Reports of Independent Auditors ..................         36

     Consolidated Balance Sheets as of December 31,
         1997 and 1996.................................         41

     Consolidated Statements of Operations for the
         years ended December 31, 1997, 1996 and 1995..         42

     Consolidated Statements of Changes in
         Shareholders' Equity (Net Capital Deficiency)
         for the years ended December 31, 1997, 1996
         and 1995......................................         43

     Consolidated Statements of Cash Flows for the
         years ended December 31, 1997, 1996 and 1995..         44

     Notes to Consolidated Financial Statements........         46

Report of Independent Auditors



The Board of Directors and Shareholders
Jordan Industries, Inc.


We have audited the accompanying consolidated balance sheets of Jordan Industries, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended
December 31, 1997.   Our audits also included the financial statement schedule
listed in the index at Item 14 (a).   These financial statements and schedule
are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the financial statements of certain subsidiaries whose statements reflect total assets constituting 19% and 5% as of December 31, 1997 and 1996, respectively, and net sales constituting 10% and 3% for the years ended December 31, 1997 and 1996, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jordan Industries, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31,
1997, in conformity with generally accepted accounting principles.   Also, in
our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        ERNST & YOUNG LLP

Chicago, Illinois                       /s/  ERNST & YOUNG LLP
March 27, 1998

Independent Auditors' Report


Board of Directors
Diversified Wire & Cable, Inc.
Troy, Michigan

We have audited the balance sheets of Diversified Wire & Cable, Inc. as of December 31, 1997 and 1996 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1997 and for the period June 25, 1996 (Commencement of Operations) through December 31, 1996, respectively, (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Wire & Cable, Inc. as of December 31, 1997 and 1996, and the results of its operations, the changes in stockholders' equity and its cash flows for the year ended December 31, 1997 and for the period June 25, 1996 through December 31, 1996, respectively, in conformity with generally accepted accounting principles.



                                        Mellen, Smith & Pivoz, P.C.
Bingham Farms, Michigan              /s/MELLEN, SMITH & PIVOZ, P.C.
January 22, 1998

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors of FIR Group


     We have audited the consolidated balance sheet of Fir Group (the "Company") composed of FIR Elettromeccanica S.p.A., CIME S.P.A., Selin Sistemi S.p.A., TEA S.r.1. and Nuova BETA S.r.1. as of October 31, 1997, and the related consolidated statements of income, retained earnings, and cash flows for the five months then ended (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 1997, and the results of its operations and its cash flows for the five months then ended in conformity with generally accepted accounting principles.


          COOPERS & LYBRAND S.p.A.
       /S/COOPERS & LYBRAND S.p.A.

Milan, 27 February 1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Motion Control Engineering, Inc.:

We have audited the balance sheet of MOTION CONTROL ENGINEERING, INC. (a California corporation) as of December 31, 1997 and the related statements of income, shareholders' equity and cash flows for the 13 days ended December 31, 1997 (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motion Control Engineering, Inc. as of December 31, 1997 and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.


                              ARTHUR ANDERSEN LLP
                          /s/ ARTHUR ANDERSEN LLP

Sacramento, California
February 18, 1998

Independent Auditors' Report


To the Board of Directors and Stockholders
Northern Technologies Holdings, Inc.


We have audited the balance sheet of Northern Technologies Holdings, Inc. as of December 31, 1997 and the related statements of income, stockholder's equity, and cash flows for the year then ended (not separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Technologies Holdings, Inc. as of December 31, 1997, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        McFarland & Alton P.S.
                                   /S/  MCFARLAND & ALTON P.S.
Spokane, Washington
January 21, 1998

JORDAN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                         December 31,
                                                    1997            1996
     ASSETS
Current assets:
  Cash and cash equivalents                     $ 52,500          $  32,797
  Accounts receivable, net of allowance
     of $3,645 and $2,683 in 1997 and 1996,
     respectively                                134,177             89,301
  Inventories                                    124,000            108,132
  Prepaid expenses and other current assets       12,706              9,703
     Total current assets                        323,383            239,933

Property, plant and equipment, net               105,070            111,040
Investments in and advances to affiliates          1,722             14,222
Goodwill, net                                    433,294            266,436
Other assets                                      66,762             50,254
     Total Assets                               $930,231          $ 681,885

     LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
  Notes payable and lines of credit              $ 2,650          $     856
  Accounts payable                                58,781             47,036
  Accrued liabilities                             70,473             57,910
  Advance deposits                                 5,424              1,900
  Current portion of long-term debt                9,547              8,752
     Total current liabilities                   146,875            116,454

Long-term debt                                   921,871            687,936
Other noncurrent liabilities                      13,403              3,572
Deferred income taxes                              1,444              1,444
Minority interest                                     88                885
Preferred stock                                   21,835              1,875

Shareholders' equity (net capital deficiency):
  Common stock $.01 par value:
    authorized - 100,000 shares
    issued and outstanding - 98,501 shares
     in 1997 and 95,001 shares in 1996                 1                 1
  Additional paid-in capital                       2,116             2,557
  Note receivable from officers                        -            (1,460)
  Retained earnings (accumulated deficit)       (177,402)         (131,379)
     Total shareholders' equity (net capital
      deficiency)                               (175,285)         (130,281)
     Total Liabilities and Shareholders' Equity
      (Net Capital Deficiency)                  $930,231          $ 681,885

See accompanying notes.

JORDAN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

                                                Year ended December 31,
                                              1997      1996      1995

Net sales                                   $707,112  $601,567  $507,311
Cost of sales, excluding depreciation        446,580   375,745   320,653
Selling, general and administrative expense  148,921   150,951   121,371

Depreciation                                  19,612    18,939    12,891
Amortization of goodwill and other
  intangibles                                 15,709     11,499     8,793
Stock appreciation right and compensation
  agreements                                  15,871      9,822      400
Loss on purchase of an affiliated company         -       4,488        -
Management fees and other                      4,975      4,489     3,914
Restructuring charges                             -       8,106     5,913
Other non-recurring charges                       -       4,136     1,016
  Operating income                            55,444     13,392    32,360

Other (income) and expenses:
     Interest expense                         82,455     63,340    46,974
     Interest income                          (2,713)    (2,538)   (2,841)
     Gain on sale of a subsidiary and other  (18,125)        -         -
        Total other expenses                  61,617     60,802    44,133

Loss before income taxes, minority
  interest, equity in investee and
  extraordinary item                         (6,173)   (47,410)  (11,773)
Provision (benefit) for income taxes          6,575      4,415    (2,446)
Loss before minority interest, equity in
 investee and extraordinary items           (12,748)   (51,825)   (9,327)
Minority interest                            (1,874)        59    (1,857)
Equity in losses of investee                  3,386         -         -
Loss before extraordinary items             (14,260)   (51,884)   (7,470)
Extraordinary loss                           31,358      3,806         -
  Net loss                                 $(45,618)  $(55,690)  $(7,470)


See accompanying notes.

JORDAN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 (NET CAPITAL DEFICIENCY)
(dollars in thousands)



                                                                      Total
                                                                      Share-
                                                           Retained   holders'
                 Common Stock                    Note      Earnings   Equity
                               Additional     Receivable  (Accumu-   (Net Cap-
                Number of       Paid-in          from      lated     ital Def-
                Shares   Amount Capital         officer    Deficit)  iciency)

Balance at January 1, 1995
                 93,501   $ 1    $1,097            -       (69,840)  $(68,742)

Net Loss           -        -         -            -        (7,470)    (7,470)

Cumulative translation adjustment
                   -        -         -            -           (97)       (97)

Dividends declared on preferred stock of subsidiary

                   -        -         -            -           (45)       (45)

Balance at December 31, 1995

                 93,501     1       1,097          -       (77,452)    (76,354)

Net loss           -        -         -            -       (55,690)    (55,690)

Cumulative translation adjustment
                   -        -         -            -         1,763       1,763
Common stock issuance
                 1,500      -       1,460       (1,460)        -          -

Balance at December 31, 1996
                 95,001     1       2,557       (1,460)   (131,379)   (130,281)
Net loss
                                                           (45,618)    (45,618)
Cumulative translation adjustment
                                                            (1,489)     (1,489)
Purchase of common stock
                (1,500)     -      (1,460)       1,460         -           -

Issuance of common stock
                 5,000      -       1,019          -           -        1,019

Sale of subsidiary to Related Party                         1,084       1,084

Balance at December 31, 1997
                98,501    $ 1      $2,116         $ -   $(177,402) $(175,285)

                              See accompanying notes.

JORDAN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                   Year Ended December 31,
                                                  1997      1996      1995
Cash flows from operating activities:
  Net (loss) income                            $(45,618) $(55,690) $( 7,470)
   Adjustments to reconcile net (loss)
      to net cash provided by operating
      activities:
         Restructuring charges                    -         8,106     5,913
         Other non-recurring charges              -          -        1,016
         Amortization of deferred financing
          costs                                   3,622     3,001     1,743
         Depreciation and amortization           35,321    30,438    21,684
         Provision for (Benefit from)
          deferred income taxes                   -         2,184    (4,247)
         Equity in losses of investee             3,386       -         -
         Gain on sale of subsidiary             (17,081)      -         -
         Loss on acquisition of affiliated
         company                                   -        4,488       -
         Minority interest                          351        59    (1,857)
        Extraordinary loss                       31,358     3,806       -
         Non-cash interest                       18,456    11,987    10,694
   Changes in operating assets and
         liabilities (net of acquisitions):
         Accounts receivable                    (15,942)  13,894    (8,084)
         Inventories                             (5,695)     796    (5,430)
         Prepaid expenses and other current
          assets                                    796     (851)     (170)
         Non-current assets                        (602)  (1,071)   (2,020)
         Accounts payable, accrued liabilities,
          and other current liabilities           3,713    2,560     3,856
         Advance deposits                         3,524       69       169
         Non-current liabilities                  3,799     (526)      679
         Other                                      345     (146)     (266)

Net cash provided by operating activities        17,508   23,104    16,210

Cash flows from investing activities:
 Capital expenditures                           (14,179) (17,395)  (15,276)
 Notes receivable from affiliates                  -      (5,263)  (13,424)
 Acquisitions of subsidiaries                  (229,807)(150,360) (102,125)
 Net cash acquired in purchase of subsidiaries    4,972    5,869       696
 Acquisitions of minority interests and other      -         (81)   (6,117)
 Net proceeds from sale of subsidiary            45,954       -      -
 Redemption of investment in affiliate           12,500       -      -
 Investment in Fannie May Holdings                 -          -     (1,722)
 Proceeds from asset sale                          -          -        732
Net cash used in investing activities          (180,560)(167,230) (137,236)

(Continued on following page.)
See accompanying notes.

JORDAN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

(continued)


                                                 Year Ended December 31,
                                                1997       1996       1995
Cash flows from financing activities:
  Proceeds of debt issuance - SPL Holdings,
    Inc.                                        $ -    $ 13,000     $33,000
  Proceeds of debt issuance - MK Holdings,
    Inc.                                          -      20,000      72,500
  Proceeds of debt issuance - JII, Inc.       120,000      -            -
  Proceeds from preferred stock issuance -
    Jordan Telecommunications Products, Inc.   25,000      -            -
  Proceeds of debt issuance - Motors and
    Gears, Inc.                               105,692   170,000         -
  Proceeds of debt issuance -
    Jordan Telecommunications, Inc.           273,545      -            -
  Proceeds from revolving credit facilities,
    net                                        21,500    40,909      7,213
  Payment of financing costs                  (29,514)  (11,858)    (2,322)
  Repayment of long-term debt                (331,560)  (98,143)    (6,020)
  Other borrowing                                -        2,107      1,522
Net cash provided by financing
 activities                                   184,663   136,015    105,893

Foreign currency translation                   (1,908)     (345)         -
 Net increase (decrease) in cash and cash
  equivalents                                  19,703    (8,456)   (15,133)
Cash and cash equivalents at beginning
  of year                                      32,797    41,253     56,386
Cash and cash equivalents at end of year     $ 52,500  $ 32,797   $ 41,253

Supplemental disclosures of cash flow
 information:

     Cash paid during the year for:

         Interest                            $ 56,957  $45,563   $ 33,360
         Income taxes, net                   $  4,617  $ 2,603   $  1,801

     Noncash investing activities:

         Capital leases                       $ 2,318  $ 5,543   $ 19,151

                          See accompanying notes.

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

The Company's business is divided into five groups. The Specialty Printing and Labeling group consists of Sales Promotion Associates, Inc. ("SPAI"), Valmark Industries, Inc. ("Valmark"), Pamco Printed Tape and Label Co., Inc. ("Pamco") and Seaboard Folding Box, Inc. ("Seaboard"). The Motors and Gears group consists of The Imperial Electric Company ("Imperial") and its subsidiaries, The Scott Motors Company ("Scott") and Gear Research, Inc. ("Gear"), Merkle-Korff Industries, Inc. ("Merkle-Korff"), FIR Group Companies ("FIR"), Electrical Design & Control ("ED&C"), and Motion Control Engineering ("Motion Control"). The Telecommunications Products Group consists of Dura-Line Corporation ("Dura-Line"), AIM Electronics Corporation ("AIM"), Cambridge Products Corporation ("Cambridge"), Johnson Components, Inc. ("Johnson"), Diversified Wire and Cable, Inc. ("Diversified"), Viewsonics, Inc. ("Viewsonics"), Vitelec Electronics Ltd. ("Vitelec"), Bond Holdings, Inc. ("Bond"), LoDan West, Inc. ("LoDan"), Northern Technologies, Inc. ("Northern"), Engineered Endeavors, Inc. ("EEI") and Telephone Services, Inc. ("TSI"). Welcome Home, Inc. ("Welcome Home") is managed on a stand-alone basis and is no longer consolidated in the Company's results of operations. (See note 3). The remaining businesses comprise the Company's Consumer and Industrial Products group. This group consists of DACCO, Incorporated ("DACCO"), Sate-Lite Manufacturing Company ("Sate-Lite"), Riverside Book and Bible House, Inc. ("Riverside"), Parsons Precision Products, Inc. ("Parsons"), Beemak Plastics, Inc. ("Beemak"), Cape Craftsmen, Inc. ("Cape"), Cho-Pat Inc. ("Cho-Pat") and Dura-Line Retube ("Retube"). All of the foregoing corporations are collectively referred to herein as the "Subsidiaries," and individually as a "Subsidiary."

Note 2 - Significant accounting policies

     Principles of consolidation

The consolidated financial statements include the accounts of the Company and subsidiaries. All significant intercompany balances and transactions have been eliminated. Operations of FIR are included for the period ended two months prior to the Company's year end to ensure timely preparation of the consolidated financial statements.

     Cash and cash equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

At December 31, 1997, the Company's cash balance included $1,550 which is being held as collateral with respect to a capital lease. A certain cash balance is required to remain intact throughout the term of the lease which expires on November 17, 1998.

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

The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

               Machinery and equipment       3-10 years
               Buildings and improvements    7-35 years
               Furniture & fixtures          5-10 years
               Leaseholds                    Life of Lease

Goodwill - Goodwill is being amortized on the straight-line basis over periods ranging from 15 to 40 years. Goodwill at December 31, 1997 and 1996 is net of accumulated amortization of $32,380, and $22,765, respectively. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in 1997 or 1996.

     Other assets

Patents are amortized over the remainder of their legal lives, which approximate their useful lives, on the straight-line basis. Deferred financing costs amounting to $38,568 and $23,008, net of accumulated amortization of $9,939 and $6,317 at December 31, 1997 and 1996, respectively, are amortized over the terms of the loans or, if shorter, the period such loans are expected to be outstanding. Non-compete covenants and customer lists amounting to $12,121 and $9,518, net of accumulated amortization of $47,632 and $44,626 at December 31, 1997 and 1996, respectively, are amortized on the straight-line basis over their estimated useful lives, ranging from three to ten years. Organizational costs are amortized over five years.

     Income taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. The Company has not provided for U.S. Federal and State Income Taxes on undistributed earnings of foreign subsidiaries to the extent the undistributed earnings are considered to be permanently reinvested.

     Revenue recognition

Revenues are primarily recognized when products are shipped to customers.

     Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassification

Certain amounts in prior years financial statements have been reclassified to conform with the presentation in 1997.

     Realignment of segment reporting

In 1995, the Company's business segments were realigned into five distinct groups. In 1996, Dura-Line was moved from the Consumer and Industrial Products segment to the Telecommunications Products segment. In 1997, the Retube product line of Dura-Line was moved from the Telecommunications Products segment to the Consumer and Industrial Products segment. Prior period results were also realigned into these new groups in order to provide accurate comparisons between periods.

     New pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". The Statement establishes components in a full set of general purpose financial statements. The Statement is effective for the Company in 1998. The Company does not anticipate that adoption of this Statement will have a material impact on the current presentation of its financial statements.

In June 1997, the Financial Accounting Standards Board Issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for years beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in 1998. Management does not anticipate that the adoption of this Statement will have significant effect on the Company's reported segments.

Note 3 - Welcome Home Chapter 11 Filing

On January 21, 1997, Welcome Home filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States code in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court"). In Chapter 11, Welcome Home has continued to manage its affairs and operate its business as a debtor-in-possession while it develops a reorganization plan that will restructure its operations and allow it to emerge from Chapter 11. As a debtor-in-possession in Chapter 11, Welcome Home may not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court.

Subsequent to the filing, Welcome Home reached an agreement with Fleet Capital Corporation to provide secured debtor-in-possession financing in the form of a credit facility. The credit facility provides for borrowings dependent upon Welcome Home's level of inventory with maximum borrowings of $12,750. The agreement grants a security interest in substantially all assets. Advances under the facility bear interest at the prime rate plus 1.5%. The agreement will terminate on January 31, 1999.

As a result of Welcome Home's Chapter 11 filing, the Company no longer has the ability to control the operations and financial affairs of Welcome Home. Accordingly, the Company no longer consolidates Welcome Home in its financial statements from January 21, 1997, the date of the filing. For the period ended January 21, 1997, the Company recorded a net loss of $1,195 related to Welcome Home.

The operating results of Welcome Home included in the consolidated results of the Company over the last three years are as follows:

                                     Year Ended December 31,

                                    1997        1996       1995
     Net sales                    $2,456      $ 81,855     $ 93,166
     Operating loss               (1,107)     $(15,975)    $(10,066)
     Loss before income taxes     (1,195)     $(18,154)     $(11,586)

From January 21, 1997, the Company accounted for its investment in Welcome Home under the equity method of accounting and recognized a $3,386 loss on its investment.

The assets and liabilities of Welcome Home included in the consolidated results of the Company at December 31, 1996 are as follows:

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

Cape Craftsmen, a consolidated subsidiary of the Company, would also be adversely affected by a liquidation of Welcome Home. In 1997, Cape's sales to Welcome Home were $9,966, or 68% of their total sales for the year. The Company's receivable outstanding related to these sales was $1,941 at December 31, 1997.

Note 4 - Restructuring charges

In the fourth quarter of 1995, Welcome Home adopted a restructuring plan which continued through 1996. The major elements of the plan included a change in Welcome Home's merchandising strategy and the liquidation of merchandise which was not consistent with that strategy, closure of unprofitable stores, and strengthening the company's executive management team and information systems as necessary to successfully implement the above strategies.

In 1995, Welcome Home recorded the following restructuring charges:

     (i)A charge of $2,379 against its inventory to reflect the reduction in the value of items owned as of December 31, 1995 which management determined did not fit with Welcome Home's strategy and, accordingly, were liquidated at reduced prices in 1996.

     (ii)A charge of $2,816 against its recorded investment in its information systems as of December 31, 1995. Management determined that these systems would not support its merchandising and other strategies and, therefore, replaced these systems in 1996.

     (iii)A charge of $526 to reflect the cost of planned store closings in 1996, representing primarily its recorded investment in the related furniture, fixtures and leasehold improvements.

     (iv)A charge and accrued liability of $192 related to payments due to a former executive in accordance with its employment and severance agreement with that individual.

Restructuring charges incurred in 1996 were primarily due to store closings. In the fourth quarter of 1996, Welcome Home recorded restructuring charges of $8,106, of which $872 related to employee contracts, $4,266 related to leases and inventory, and $2,968 related to its investment in furniture, fixtures, and leasehold improvements.

Note 5 - Financial Recapitalization and Business Repositioning Plan ("The
Plan")

Motors and Gears Holdings, Inc., along with its wholly-owned subsidiary, Motors and Gears, Inc. ("M&G"), were formed in September 1995 to combine a group of companies engaged in the manufacture and sale of fractional and subfractional motors and gear motors primarily to customers located throughout the United States.

At the end of 1996, M&G was comprised of Merkle-Korff and its wholly-owned subsidiary, Barber-Colman, and Imperial and its wholly-owned subsidiaries, Scott and Gear. All of the outstanding shares of Merkle-Korff were purchased by M&G in September 1995 and the net assets of Barber-Colman were purchased by Merkle-Korff in March 1996. Barber-Colman was legally merged into Merkle-Korff as of January 1, 1997 and now operates as a division of Merkle-Korff. The net assets of Imperial, Scott and Gear were purchased by M&G, from the Company, at an arms length basis on November 7, 1996, with the proceeds from a debt offering. The purchase price was $75,656, which included the repayment of $6,008 in Imperial liabilities owed to the Company, and a contingent payment payable pursuant to a contingent earnout agreement. Under the terms of the contingent earnout agreement, 50% of Imperial, Scott and Gear's cumulative earnings before interest, taxes, depreciation and amortization, as defined, exceeding $50,000 during the five fiscal years ended December 31, 1996, through December 31, 2000, will be paid to the Company. Payments, if any, under the contingent earnout agreement will be determined and made on April 30, 2001.

As a result of this sale to M&G, the Company recognized approximately $62,700 of deferred gain at the time of sale for U.S. Federal income tax purposes, as adjusted for the value of the earnout, once finally determined. A portion of this deferred gain will be reported as the M&G group reports depreciation and amortization over approximately 15 years on the step-up in basis of those purchased assets. As long as M&G remains in the Company's affiliated group, the gain reported and the depreciation on the step-up in basis should exactly offset each other. Upon any future deconsolidation of M&G from the Company's affiliated group for U.S. Federal income tax purposes, any unreported gain would be fully reported and subject to tax.

On May 16, 1997, the Company participated in a recapitalization of M&G. In connection with the recapitalization, M&G issued 16,250 shares of M&G common stock (representing approximately 82.5% of the outstanding shares of M&G common stock) to certain stockholders and affiliates of the Company and M&G management for a total consideration of $2,200 (of which $1,110 was paid in cash and $1,090 was paid through the delivery of 8.0% zero coupon notes due
2007). As a result of the Recapitalization, certain of the Company's affiliates and M&G management own substantially all of the M&G common stock and the Company's investment in M&G is represented solely by the Cumulative Preferred Stock of M&G (the "M&G Junior Preferred Stock"). The M&G Junior Preferred Stock represents 82.5% of M&G's stockholder voting rights and 80% of M&G's net income or loss is accretable to the Junior Preferred Stock.
The Company has obtained an independent opinion as to the fairness, from a financial point of view, of the recapitalization to the Company and its public bondholders. The Company continues to consolidate M&G and its subsidiaries, for financial reporting purposes, as subsidiaries of the Company. The M&G Junior Preferred Stock discontinues its participation in M&G's earnings on the fifth anniversary of issuance. This financial consolidation and a continuing Company investment in M&G will be discontinued upon the redemption of the M&G Junior Preferred Stock, or at such time as the M&G Junior Preferred Stock ceases to represent at least a majority of the voting power and a majority share in the earnings of the relevant company.
As long as the M&G Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The M&G Junior Preferred Stock is mandatorily redeemable upon certain events and is redeemable at the option of M&G, in whole or in part, at any time.

The Company also expects to include the subsidiaries of M&G in its consolidated group for U.S. Federal income tax purposes. This consolidation would be discontinued, however, upon the redemption of the M&G Junior Preferred Stock, which could result in recognition by the Company of substantial income tax liabilities arising out of the recapitalization. If such deconsolidation had occurred at December 31, 1997, the Company believes that the amount of taxable income to the Company attributable to M&G would have been approximately $58,000 (or approximately $23,200 of tax liabilities, assuming a 40.0% combined Federal, state and local income tax rate). The Company currently expects to offset these tax liabilities arising from deconsolidation by using net operating loss carryforwards (approximately $75,000 at December 31, 1997), and to pay any remaining liability with redemption proceeds from the M&G Junior Preferred Stock. Deconsolidation would also occur with respect to M&G if the M&G Junior Preferred Stock ceased to represent at least 80.0% of the voting power and 80.0% of the combined stock value of the outstanding M&G Junior Preferred Stock and common stock of M&G. As long as the M&G Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The value test depends on the relative values of the M&G Junior Preferred Stock and common stock of M&G. It is likely that by the fifth anniversary of their issuances, the M&G Junior Preferred Stock would cease to represent 80.0% of the relevant total combined stock value. It is entirely possible, however, that the 80.0% value test could fail well prior to the fifth anniversary after issuance. In the event that deconsolidation for U.S. Federal income tax purposes occurs without a redemption of the M&G Junior Preferred Stock, the tax liabilities discussed above would be incurred without the Company receiving the proceeds of the redemption.

On July 25, 1997, the Company recapitalized its investment in Jordan Telecommunication Products, Inc. ("JTP") and JTP acquired the Company's telecommunications and data communications products business from the Company for total consideration of approximately $294,027, consisting of $264,027 in cash, $10,000 of assumed indebtedness and preferred stock, and the issuance to the Company of $20,000 aggregate liquidation preference of JTP Junior
Preferred Stock. The Company's stockholders and affiliates and JTP management invested in and acquired the JTP common stock. As a result of the recapitalization, certain of the Company's affiliates and JTP management own substantially all of the JTP common stock. The Company's investment in JTP is represented solely by the JTP Junior Preferred Stock. The JTP Junior Preferred Stock represents 95% of JTP's stockholder voting rights and 95% of JTP's net income or loss in the accreted Junior Preferred Stock. The Company has obtained an independent opinion as to the fairness, from a financial point of view, of the recapitalization to the Company and its public bondholders.

The Company continues to consolidate JTP and its subsidiaries, for financial reporting purposes, as subsidiaries of the Company. The JTP Junior
Preferred Stock discontinues its participation in JTP's earnings on the fifth anniversary of issuance. This financial consolidation and any continuing Company investment in JTP will be discontinued upon the redemption of the JTP Junior Preferred Stock, or at such time as the JTP Junior Preferred Stock ceases to represent at least a majority of the voting power and a majority share in the earnings of the relevant company. As long as the JTP Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The JTP Junior Preferred Stock is mandatorily redeemable upon certain events and is redeemable at the option of JTP, in whole or in part, at any time.

The Company also expects to include the subsidiaries of JTP in its consolidated group for U.S. Federal income tax purposes. This consolidation would be discontinued, however, upon the redemption of the JTP Junior Preferred Stock, which could result in recognition by the Company of substantial income tax liabilities arising out of the recapitalization. If such deconsolidation had occurred at December 31, 1997, the Company believes that the amount of taxable income to the Company attributed to JTP would have been approximately $125,000 (or approximately $50,000 of tax liabilities, assuming a 40.0% combined Federal, state and local income tax rate). The Company currently expects to offset these tax liabilities arising from deconsolidation by using net operating loss carryforwards (approximately $75,000 at December 31, 1997), and to pay any remaining liability with redemption proceeds from the JTP Junior Preferred Stock. Deconsolidation for federal income tax purposes would also occur with respect to JTP if the JTP Junior Preferred Stock ceased to represent at least 80.0% of the voting power and 80.0% of the combined stock value of the outstanding JTP Junior Preferred Stock and common stock. It is likely that by the fifth anniversary of their issuances, the JTP Junior Preferred Stock would cease to represent 80.0% of the relevant total combined stock value. It is entirely possible, however, that the 80.0% value test could fail well prior to the fifth anniversary after issuance. In the event that deconsolidation for federal income tax purposes occurs without a redemption of the JTP Junior Preferred Stock, the tax liabilities discussed above would be incurred without the Company receiving the proceeds of a redemption.

JTP financed the cash portion of this total consideration through JTP's private placement of $190,000 of JTP Senior Notes due 2007, $85,000 of cash proceeds of JTP Senior Discount Debentures due 2007, and $25,000 of JTP Senior Preferred Stock due 2009.

In conjunction with the recapitalization of JTP, the Company privately placed $120,000 of the Company's Senior Notes due 2007, and used the net proceeds from this private placement, as well as the net proceeds received by the Company in connection with the JTP recapitalization, to repay approximately $78,000 of bank borrowings by the Company's subsidiaries under their credit agreements and repurchase $271,600 of the Company's 10&frac38;% Senior Notes due 2003 pursuant to a tender offer and related consent solicitation. The Company also conducted a consent solicitation with regard to its 11&frac34;% Senior Subordinated Discount Debentures due 2009 in order to conform their covenant structure to those in the Company's Senior Notes due 2007.

Note 6 - Inventories

Inventories consist of:
                                                    Dec. 31,      Dec. 31,
                                                      1997          1996

   Raw materials                                   $ 45,324      $ 26,682
   Work-in-process                                   15,897        12,274
   Finished goods                                    62,779        69,176
                                                   $124,000      $108,132

Note 7 - Property, plant and equipment

Property, plant and equipment, at cost, consists of:

                                                    Dec. 31,      Dec. 31,
                                                      1997          1996
  Land                                              $ 7,488      $  5,079
  Machinery and equipment                           126,265       136,298
  Buildings and improvements                         34,360        38,458
  Furniture and fixtures                             34,418        25,851
                                                    $202,531      205,686
  Accumulated depreciation and
    amortization                                     (97,461)     (94,646)
                                                    $105,070     $111,040

Note 8 - Investment in affiliate

On July 2, 1997, the Company received from Fannie May Holdings, Inc. ("Fannie May"), $14,348 in exchange for the following investments held by the Company:
$5,500 aggregate principal amount of Subordinated Notes and $7,000 aggregate principal amount of participation in outstanding term loans of Archibald Candy Corporation, a wholly-owned subsidiary of Fannie May. The amount received also included $1,573 of accrued interest and a $275 premium on the above Subordinated Notes and term loans. On July 7, 1997, the Company received $3,013 as a return of the $3,000 certificate of deposit held by the Company as security for an obligation to purchase additional participation in the above-mentioned term loans, plus $13 of accrued interest thereon.

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

Note 9 - Accrued liabilities

Accrued liabilities consist of:                Dec. 31,          Dec. 31,
                                                 1997              1996
   Accrued vacation                            $ 2,559            $2,276
   Accrued income taxes                          3,609             5,470
   Accrued other taxes                           1,454             1,179
   Accrued commissions                           2,797             2,411
   Accrued interest payable                     18,175            15,064
   Accrued payroll and payroll taxes             4,344             4,458
   Accrued stock appreciation rights
    and preferred stock payments                 8,051             7,127
   Restructuring reserve                           -               4,906
   Insurance reserve                             2,461             2,791
   Accrued management fees                       3,125                -
   Accrued deferred financing fees               3,455                -
   Accrued other expenses                       20,443            12,228
                                               $70,473           $57,910

Note 10 - Operating leases

Certain subsidiaries lease land, buildings, and equipment under noncancellable operating leases.

Total minimum rental commitments under noncancellable operating leases at December 31, 1997 are:

               1998                            $ 9,401
               1999                              8,308
               2000                              6,902
               2001                              5,334
               2002                              5,008
              Thereafter                        14,821
                                               $49,774

Rental expense amounted to $7,996, $14,808 and $11,378 for 1997, 1996 and 1995, respectively. Rental expense decreased primarily due to the exclusion in 1997 of rental expense incurred at Welcome Home, as the Company no longer consolidates Welcome Home in its financial statements (see note 3). Rental expense at Welcome Home was $8,650 in 1996 and $8,053 in 1995.

Note 11 - Benefit plans

In January 1993 the Company established the Jordan Industries, Inc. 401(k) Savings Plan ("the Plan"), a defined-contribution plan. The Plan covers substantially all employees of the Company. Contributions to the Plan are discretionary and totaled $1,119, $450 and $152 in 1997, 1996 and 1995, respectively.

Note 12 - Debt

Long-term debt consists of:                       Dec. 31,        Dec. 31,
                                                    1997            1996

  Revolving Credit Facilities (A)                $ 68,000        $ 56,622
  Notes payable (B)                                 3,388           1,343
  Subordinated promissory notes (C)                26,500          19,100
  Capital lease obligations (D)                    24,660          27,494
  Bank Term Loans (E)                               1,229          36,037
  Senior Notes (F)                                586,475         445,000
  Senior Subordinated Discount Debentures (F)     221,166         111,092
                                                  931,418         696,688
  Less current portion                              9,547           8,752
                                                 $921,871        $687,936

Aggregate maturities of long-term debt at December 31, 1997 are as follows:

                     1998                        $  9,547
                     1999                           8,349
                     2000                          14,416
                     2001                           6,463
                     2002                           9,795
                   Thereafter                     882,848
                                                 $931,418

A At December 31, 1997, the Company had borrowings outstanding on lines of credit totaling $68,000. All of the outstanding borrowings were at Jordan Telecommunications Products, Inc.

On July 25, 1997, the Company amended and restated its revolving credit facility with BankBoston, N.A. (Formerly the First National Bank of Boston) and other banks, decreasing the facility from $85,000 to $75,000. The facility, which matures on June 29, 1999, will be used for working capital and acquisitions over the term of the loan. At December 31, 1997, Jordan Industries, Inc. had no outstanding borrowings ($34,000 at December 31, 1996). The facility is secured by substantially all of the assets of the Restricted Subsidiaries. The Company must comply with certain financial covenants as specified in the revolver agreement, and at December 31, 1997, the Company is in compliance with such covenants.

On July 25, 1997, JTP entered into a revolving credit agreement with certain parties thereto, and BankBoston, N.A., as agent, under which JTP is able to borrow up to approximately $110,000 in the form of a revolving credit facility over a term of five years. Interest on borrowings is at BankBoston's base rate plus an applicable margin (9.50% at December 31, 1997), or, at the Company's option, the rate at which BankBoston's eurodollar lending office is offered dollar deposits (Eurodollar Rate) plus an applicable margin (8.47% at December 31, 1997). The credit agreement is secured by a first priority security interest in substantially all of JTP's assets, including a pledge of all of the stock of JTP's subsidiaries. JTP has $68,000 of outstanding borrowings and a $2,070 standby letter of credit under this credit agreement at December 31, 1997. JTP has $39,930 of additional borrowings available under the revolving credit agreement at December 31, 1997. Unused commitments are subject to an availability fee equal to 0.5% per annum.
In August 1995, SPL established a Revolving Credit Facility (the "Revolver") with The First National Bank of Boston. In May of 1996, the Revolver was amended and restated and available borrowings increased from $20,000 to $27,000. The facility bore interest at the Libor rate plus 2.75% payable on a 30, 60, or 90 day basis. This facility was secured by all of the assets of SPL. All outstanding borrowings under this facility were repaid during 1997 and the facility was terminated in conjunction with the Company's issuance of $120,000 of Senior Notes.

Motors and Gears, Inc. has available a long-term line of credit from Bankers Trust Company in the amount of $75,000. Outstanding borrowings carry a floating note of Libor plus 2.5% or base rate plus 1.5%. At December 31, 1997, no amounts were outstanding on the line of credit.


B Notes payable are due in monthly or quarterly installments and bear interest at rates ranging from 3.0% to 17.0%. Certain assets of the subsidiaries are pledged as collateral for the loans.

C Subordinated promissory notes payable are due to minority interest shareholders and former shareholders of the subsidiaries in annual installments through 2004, and bear interest ranging from 8% to 9%. The loans are unsecured.

D Interest rates on capital leases range from 8.3% to 14.5% and mature in installments through 2002.

The future minimum lease payments as of December 31, 1997 under capital leases consist of the following:

                    1998                              $10,821
                    1999                                4,211
                    2000                               10,055
                    2001                                1,684
                    2002                                1,131
                    Thereafter                          1,257
                       Total                           29,159

                    Less amount representing interest   4,499
                    Present value of future minimum
                     lease payments                   $24,660

The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 1997.

E Bank term loans in 1997 consist of a mortgage on the Pamco facility, which bears interest at 8.12% and is due in monthly installments through 2026. The mortgage is secured by the Pamco facility.

Bank term loans consisted of certain indebtedness at SPL as of December 31, 1996. SPL had two term loan agreements with The First National Bank of Boston. All outstanding borrowings under these agreements were repaid in 1997 in connection with the Company's issuance of $120,000 of Senior Notes and the recapitalization of JTP. In conjunction with this transaction, the Company recorded an extraordinary loss of $2,538 relating to the write-off of deferred financing fees and the premium assessed on the new issue.

F In July of 1993, the Company issued $275,000 10 3/8% Senior Notes ("Senior Notes") due 2003. These notes bore interest at a rate of 10 3/8% per annum, payable semi-annually in cash on February 1 and August 1 of each year.

During 1997, $271,545 of the principal balance, plus all accrued interest thereon, was repaid in connection with the Company's issuance of $120,000 new Senior Notes and the recapitalization of JTP. The remaining $3,455 outstanding retains the characteristics of the original issue. In conjunction with this transaction, the Company recorded an extraordinary loss of $19,232 relating to the write-off of deferred financing fees and the related prepay-ment penalty.

The fair value of the Senior Notes was $3,593 at December 31, 1997. The fair value was calculated using the Senior Notes' December 31, 1997 market price multiplied by the face amount. The Senior Notes are not secured by the assets of the Company.

In July 1993 the Company issued $133,075 11 3/4% Senior Subordinated Discount Debentures, ("Discount Debentures") due 2005. The Discount Debentures were issued at a substantial discount from this principal amount. The interest on the Discount Debentures would have been payable in cash semi-annually on February 1 and August 1 of each year beginning in 1999.

In April of 1997, the Company refinanced substantially all of the $133,075 aggregate principal amount of its Discount Debentures and issued $214,036 aggregate principal amount of 11 3/4% Senior Subordinated Discount Debentures due 2009 ("2009 Debentures"). The 2009 Debentures were issued at a substantial discount from the principal amount. The interest on the 2009 Debentures will be payable in cash semi-annually on April 1 and October 1 of each year beginning October 1, 2002. In conjunction with this transaction, the Company recorded an extraordinary loss of $8,898 relating to the write-off of deferred financing fees and the accreted premium on the new issue.

The 2009 Debentures are redeemable for 105.875% of the accreted value from April 1, 2002 to March 31, 2003, 102.937% from April 1, 2003 to March 31, 2004 and 100% from April 1, 2004 and thereafter plus any accrued and unpaid interest from April 1, 2002 to the redemption date if such redemption occurs after April 1, 2002.

The fair value of the 2009 Debentures was $126,281 at December 31, 1997. The fair value was calculated using the 2009 Debentures' December 31, 1997 market price multiplied by the face amount. The 2009 Debentures are not secured by the assets of the Company.

In July 1997, the Company issued $120,000 10 3/8% Senior Notes due 2007 ("2007 Seniors"). These notes bear interest at a rate of 10 3/8% per annum, payable semi-annually in cash on February 1 and August 1 of each year, commencing February 1, 1998.

The 2007 Seniors are redeemable for 105.188% of the principal amount from August 1, 2002 to July 31, 2003, 102.594% from August 1, 2003 to July 31,
2004, and 100% from August 1, 2004 and thereafter plus any accrued and unpaid interest to the date of redemption.

The fair value of the 2007 Seniors was $121,200 at December 31, 1997. The fair value was calculated using the Senior Notes' December 31, 1997 market price multiplied by the face amount. The 2007 Seniors are not secured by the assets of the Company.

On July 25, 1997, a majority owned subsidiary of the Company, Jordan Telecommunications Products ("JTP") issued and sold $190,000 principal amount of 9.875% Senior Notes due August 1, 2007 ("JTP Senior Notes") and $120,000 principal amount at maturity ($85,034 initial accreted value) of 11.75% Senior Discount Notes due August 1, 2007 ("JTP Senior Discount Notes"). The JTP Senior Notes bear interest at a rate of 9.875% per annum, payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on February 1, 1998. The JTP Senior Discount Notes will accrete at a rate of 11.75%, compounded semi-annually, to par by August 1, 2000. Commencing August 1, 2000, the JTP Senior Discount Notes bear interest at a rate of 11.75% per annum, payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on February 1, 2001.

The JTP Senior Notes are redeemable for 104.9375% of the principal amount from August 1, 2002 to July 31, 2003, 102.4688% from August 1, 2003 to July 31,
2004, and 100% on or after August 1, 2004, plus any accrued and unpaid interest to the date of redemption.

The JTP Senior Discount Notes are redeemable for 105.8750% of the accreted value from August 1, 2002 to July 31, 2003, 102.9375% from August 1, 2003 to July 31, 2004, and 100% on or after August 1, 2004, plus any accrued and unpaid interest from August 1, 2000 to the redemption date, if such redemption occurs after August 1, 2000.

The fair value of the JTP Senior Notes and JTP Senior Discount Notes was $194,275 and $97,200, respectively, at December 31, 1997. The fair values were calculated by multiplying the face amount by the market prices of each security at December 31, 1997.

The Company incurred approximately $16,093 of costs related to the issuance and sale of the JTP Senior Notes, JTP Senior Discount Notes, and the JTP Senior Preferred Stock Units, $9,885 of which was allocated to deferred financing fees and $6,208 of which was allocated to stockholders' equity.

On November 7, 1996, a majority owned subsidiary of the Company, Motors and Gears Holdings, Inc., through its wholly-owned subsidiary, Motors and Gears Inc., issued $170,000 aggregate principal amount of 10 3/4% Senior Notes ("M&G Senior Notes"). Interest on the M&G Senior Notes is payable in arrears on May 15 and November 15 of each year commencing May 15, 1997.

On December 10, 1997, the Company issued $100,000 aggregate principal amount of 10 3/4% Senior Notes ("C Notes"). Interest on the Notes is payable in arrears on May 15 and November 15 of each year, commencing May 15, 1998. The C Notes were issued at a premium of 4.5% which will be amortized over the remaining term of the Notes.

In conjunction with the consummation of the C Note offering, the Company used a portion of the net proceeds to repay existing indebtedness under the new credit agreement, acquire Motion Control, provide additional working capital and pay fees and expenses incurred in connection with the offering.

On January 9, 1998, the Company completed an exchange offer under which $270,000 of 10 3/4% Series D Senior Notes ("D Notes") were exchanged for the $170,000 of Senior Notes and the $100,000 of Senior Notes. The terms of the new Notes are substantially identical to the terms of the old Notes.

The fair value of the M&G Senior Notes at December 31, 1997, was $286,875. The fair value was calculated using the M&G Senior Notes' December 31, 1997 market price multiplied by the face amount. The M&G Senior Notes are not secured by the assets of Motors and Gears, Inc., Motors and Gears Holdings, Inc., or the Company.

The Indentures relating to the Senior Notes, the Discount Debentures, the 2007 Seniors and the 2009 Debentures restrict the ability of the Company to incur additional indebtedness at its restricted subsidiaries. The Indentures also restrict: the payment of dividends, the repurchase of stock and the making of certain other restricted payments; restrictions that can be imposed on dividend payments to the Company by its subsidiaries; significant acquisitions; and certain mergers or consolidations. The Indentures also require the Company to redeem the Senior Notes, the Discount Debentures, the 2007 Seniors and the 2009 Debentures upon a change of control and to offer to purchase a specified percentage of the Senior Notes, the Discount Debentures, the 2007 Seniors and the 2009 Debentures if the Company fails to maintain a minimum level of capital funds (as defined).

The indentures governing the JTP Senior Notes and the JTP Senior Discount Notes contain certain covenants which limit the Company's ability to (i) incur additional indebtedness; (ii) make restricted payments (including dividends);
(iii) enter into certain transactions with affiliates; (iv) create certain liens; (v) sell certain assets; and (vi) merge, consolidate or sell substantially all of JTP's assets.

The Notes are unsecured obligations of the Company and mature on November 15, 2006. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 2001. In addition, notwithstanding the foregoing, the Company may redeem up to 35% of the original aggregate principal amount prior to November 15, 1999 under certain circumstances. The Indenture relating to the Notes contains certain covenants which, among other things, restricts the ability of the Company to incur additional indebtedness, to pay dividends or make other restricted payments, engage in transaction with affiliates, to complete certain mergers or consolidations, or to enter into certain guarantees of indebtedness.

The Company is, and expects to continue to be, in compliance with the provisions of these Indentures.

Included in interest expense is $3,622, $3,001 and $1,743 of amortization of debt issuance costs for the years ended December 31, 1997, 1996 and 1995, respectively.

Note 13 - Income taxes

The provision (benefit) for income taxes consists of the following:

                                          Year Ended December 31,
                                            1997       1996          1995
   Current:
   Federal                               $     -      $    -       $  400
   Foreign                                 2,818       1,753          769
   State and local                         3,757         478          632
                                           6,575       2,231        1,801
   Deferred                                    -       2,184       (4,247)
     Total                                $6,575     $ 4,415      $(2,446)

Deferred income taxes consist of:         Dec. 31,    Dec. 31,
                                           1997         1996
     Deferred tax liabilities:
      Intangibles                         $ 4,393     $    -
      Tax over book depreciation            7,260      7,346
      Basis in subsidiary                     798        798
      LIFO reserve                             83        147
     Intercompany tax gain                  7,289      2,500
      Other                                   531        311
        Total deferred tax liabilities     20,354     11,102

      Deferred tax assets:
      NOL carryforwards                    37,482     28,900
     Stock Appreciation Rights
      Agreements                            3,772      3,162
      Accrued interest on discount debentures  13,510 12,262
      Pension obligation                      444        174
      Vacation accrual                        891        591
      Uniform capitalization of inventory   1,501        472
      Allowance for doubtful accounts       1,125      1,020
      Capital lease obligations                 -        343
     Foreign NOL's                          3,582          -
     Deferred financing fees                  814          -
       Intangibles                          1,242          -
     Tax asset basis over book basis at
      subsidiary                            7,289      2,500
     Other                                    484        248

        Total deferred tax assets          72,136     49,672

        Valuation allowance for deferred
          tax assets                      (53,226)   (40,014)

        Net deferred tax assets            18,910      9,658

        Net deferred tax liabilities      $ 1,444    $ 1,444

The increase in the valuation allowance during 1997 and 1996 was $13,212 and $18,548, respectively.

The provision (benefit) for income taxes differs from the amount of income tax benefit computed by applying the United States federal income tax rate to
(loss) income before income taxes, including the extraordinary loss. A reconciliation of the differences is as follows:

                                                      Year ended
                                                      December 31,
                                               1997     1996       1995

Computed statutory tax benefit             $(12,760)  $(17,413) $(4,003)
Increase (decrease) resulting from:
  Foreign subsidiary losses                   1,906      1,465      680
  Amortization of goodwill                    1,404        903      756
  Disallowed meals and entertainment            295        645      425
  State and local tax                           772        478      632
  Alternative minimum tax                       -           -       400
 Increase (decrease) in valuation allowance  14,368     18,548   (1,962)
  Other items, net                              590       (211)    (143)
Provision (benefit) for income taxes        $ 6,575    $ 4,415  $(2,446)

As of December 31, 1997, the consolidated loss carryforwards are approximately $75,000 and $64,000 for regular tax and alternative minimum tax purposes, respectively, and expire in various years through 2012. In addition, a subsidiary of the Company, which is not consolidated for tax purposes, has approximately $36,000 of net operating loss carryforwards that expire in various years through 2010. A valuation reserve of $12,000 has been recorded against the related $12,000 asset.

Note 14 - Payment of Stock Appreciation Rights

In March 1992, the former shareholders of a wholly-owned subsidiary, were granted Stock Appreciation Rights ("SAR") exercisable in full or in part on the occurrence of the disposition by voting power and/or value of the capital stock of the subsidiary. The value of the stock appreciation rights was based on the ultimate sales price of the stock or assets of the subsidiary, and is essentially 15.0% of the ultimate sales price of the stock or assets sold, less $15,625.

On April 10, 1997, the Company paid the former shareholders pursuant to an agreement ("The Redemption Agreement"), as if the subsidiary was sold for $110,000. The former shareholders received $9,438 in cash and a deferred payment of $5,980 over five years including interest. The Redemption Agreement also requires that $1,875 of remaining preferred stock be redeemed one year from the date of the agreement. The Company recorded a charge of $15,418 related to this agreement during 1997.

As consideration for the signing of the Redemption Agreement, the Company further agreed to pay the former shareholders non-compete payments totaling $352 and a special bonus of approximately $454, determined based on a percentage of the subsidiary's gross profit during fiscal 1997.

In connection with the Company's acquisitions of AIM and Cambridge in 1989, the seller of these companies was granted stock appreciation rights. The formula used to value these rights was calculated by determining 20% of a multiple of average cash flow of these companies for the two years preceding the date when these rights were exercised, less the indebtedness of these companies. The seller passed away during the third quarter of 1996 and the seller's estate exercised these rights. The total amount owed under these rights is approximately $6,260. AIM had fully accrued for these rights as of December 31, 1996. In 1997, the Company entered into an agreement to purchase and redeem the Estate's and Decedent's interest in the SAR for $3,111 in cash and a deferred payment, including interest at 9% per annum, of $3,391 payable on May 2, 1998. The remaining portion of the liability, plus interest, of $3,337 is included in accrued liabilities at December 31, 1997.

Note 15 - Sale of Subsidiaries

On May 15, 1997, the Company sold its subsidiary, Hudson Lock, Inc. ("Hudson"), for approximately $39,100. Hudson is a leading designer, manufacturer, and marketer of highly engineered medium-security custom and specialty locks for original equipment manufacturer customers. A gain of $17,081 was recorded in 1997 relating to this sale.

On July 31, 1997, the Company sold its subsidiary, Paw Print Mailing List Services, Inc. ("Paw Print"), for approximately $12,500 to an affiliate. As the transaction was among entities under common control, the proceeds received in excess of the net assets of Paw Print of $1,084 have been reflected in the Statement of Changes in Shareholders Equity. Paw Print is a value-added provider of direct mail services.

Note 16 - Related party transactions

The principals, partners, officers, employees and affiliates of The Jordan Company (the "Jordan Group") own substantially all of the common stock of the Company.

On July 29, 1996, the Company acquired Cape Craftsmen from a related party in exchange for $12,128 of notes receivable from Cape Craftsmen.

On July 25, 1997, a previous agreement with TJC Management Corporation ("TJC") was amended and restated whereby the Company will pay TJC a $750 quarterly fee. Under these agreements the Company accrued fees to TJC of $2,955, $2,530 and $2,691 in 1997, 1996 and 1995, respectively.

On July 25, 1997, a previous agreement with TJC was amended and restated whereby the Company will pay TJC an investment banking fee of up to 1%, based on the aggregate consideration paid, for its assistance in acquisitions undertaken by the Company or its subsidiaries, and a financial consulting fee not to exceed 1/2 of 1% of the aggregate debt and equity financing that is arranged by the Jordan Company, plus the reimbursement of out-of-pocket and other expenses. The Company paid $5,075, $2,610, and $2,055 in 1997, 1996, and
1995, respectively, to the Jordan Company for their fees in relation to acquisition and refinancing activities.

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

An individual who is a shareholder, Director, General Counsel and Secretary for the Company is also a partner in a law firm used by the Company. The firm was paid $1,812, $1,462 and $376 in fees and expenses in 1997, 1996 and 1995, respectively. The rates charged to the Company were at arms-length.


Note 17 - Capital stock

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

On January 20, 1989, the Company, in exchange for three thousand five hundred dollars, sold warrants to acquire 3,500 shares of its common stock to Mezzanine Capital & Income Trust 2001, PLC (MCIT), a publicly traded U.K. investment trust, in which principal stockholders of the Company also hold capital and income shares. These warrants were sold in conjunction with MCIT's purchase of $7,000 of Senior Subordinated Notes. Each Warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.00 (dollars) at any time, subject to certain events, prior to January 20, 1999. These warrants were exercised in 1997.

On April 3, 1997, the Company issued an additional 1,500 shares of stock for $135 cash to an employee. An independent appraiser valued the common stock at $1,005, therefore a charge of $870 has increased the Company's loss before income taxes, minority interest, equity in investee and extraordinary items.

In connection with its initial capitalization on July 21, 1997, JTP issued and sold 959,639 shares of Common Stock ("JTP Common Stock")to it's management and certain stockholders of the Company for approximately $1,920. On July 25, 1997, JTP issued and sold 35,000 shares of JTP Common Stock for approximately $72, 25,000 shares of which were issued and sold as part of the sale of preferred stock units described in note 19.

In connection with its recapitalization on May 16, 1997, Motors & Gears Holdings, Inc. bought back 1,725 common shares and reissued 3,450 new common shares to its shareholders giving the effect of a 2-for-1 stock split. In addition Motors and Gears Holdings, Inc. issued and sold 16,250 shares of common stock to its management and certain stockholders of the Company for approximately $2,200.


Note 18 - Preferred Stock

In April 1997, the Company entered into an agreement ("The Redemption Agreement") with certain former shareholders of a subsidiary. Pursuant to The Redemption Agreement, the Company is required to redeem $1,875 of remaining preferred stock one year from the date of the agreement. At December 31, 1997, the preferred stock is classified as an accrued liability.

In May 1997, Motors and Gears Holdings, Inc., a majority-owned subsidiary of the Company, issued $1,500 of senior, non-voting 8.0% cumulative preferred stock to its minority shareholders.

On July 25, 1997, JTP issued and sold twenty-five thousand units, each consisting of (i) $1 aggregate liquidation preference of 13.25% Senior Exchangeable Preferred Stock due August 1, 2009 ("JTP Senior Preferred Stock"), and (ii) one share of JTP Common Stock.

Holders of the JTP Senior Preferred Stock are entitled to receive dividends at a rate of 13.25% per annum of the liquidation preference. All dividends are cumulative, whether or not earned or declared, and are payable on February 1, May 1, August 1, and November 1 of each year. On or before August 1, 2002, JTP may, at its option, pay dividends in cash or in additional shares of JTP Senior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After August 1, 2002, dividends may be paid only in cash. On November 1, 1997, JTP issued 889.3836 of additional shares of JTP Senior Preferred Stock, as payment of dividends through that date.

The JTP Senior Preferred Stock has no voting rights and is mandatorily redeemable on August 1, 2009.


Note 19 - Business segment information

The Company's business operations are classified into five business segments:
Specialty Printing and Labeling, Motors and Gears, Telecommunications Products, Welcome Home, and Consumer and Industrial Products. As of January 21, 1997, Welcome Home is no longer consolidated in the Company's results of operations. (See note 3)

Motors and Gears includes the manufacture of specialty purpose electric motors for both industrial and commercial use by Imperial; small electrical motors by Scott; precision gears and gear boxes by Gear; AC and DC gears and gear motors and subfractional AC and DC motors and gear motors for both industrial and commercial use by Merkle-Korff and FIR; and electronic motion control systems for use in industrial and commercial processes such as conveyor systems, packaging systems, elevators and automated assembly operations by ED&C and Motion Control.

Telecommunications Products includes the manufacture and distribution of silicon pre-lubricated plenum and other configurations of Innerduct, a proprietary plastic pipe used in the installation of fiber optic cable, and rigid polyethylene pipe used for transporting potable water by Dura-Line; electronic connectors and switches by AIM and Cambridge; RF coaxial connectors and electronic hardware by Johnson; cable TV electronic network components and electronic security components by Viewsonics; custom electronic cables and connectors for high technology, computer related applications by Bond; custom electronic cable assemblies, sub-assemblies and electro-mechanical assemblies for the data and telecommunications markets by LoDan; design and installation of cellular personal communications systems and radio/broadcasting towers by EEI; custom cable assemblies and other correcting devices by TSI; and power conditioning and power protection equipment by Northern. Diversified and Vitelec are not manufacturing-intensive. Diversified is a provider and value-added reseller of wire, cable, and custom cable assemblies, and Vitelec is an importer, packager, and master distributor of over 400 RF connectors and other electronic components.

Welcome Home includes the specialty retailing of decorative home furnishing accessories by 124 Welcome Home stores.

Consumer and Industrial Products includes the remanufacturing of transmission sub-systems for the U.S. automotive aftermarket by DACCO; manufacture and marketing of safety reflectors, lamp components, bicycle reflector kits, colorants and emergency warning triangles by Sate-Lite; the publishing of Bibles and the distribution of Bibles, religious books, and recorded music by Riverside; precision machined titanium hot formed parts used by the aerospace industry by Parsons; point-of-purchase advertising displays by Beemak; decorative home furnishing accessories by Cape; the manufacturer of plastic pipe by Dura-Line Retube and the manufacture of orthopedic supports and pain reducing medical devices at Cho-Pat.

Inter-segment sales exist between Cape and Welcome Home. These sales were eliminated in consolidation prior to January 22, 1997, and were not presented
in segment disclosures.   No single customer accounts for 10% or more of
segment or consolidated  net sales.

Operating income by business segment is defined as net sales less operating costs and expenses, excluding interest and corporate expenses.

Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, equipment, notes receivable from affiliates and deferred debt issuance costs.

Summary financial information by business segment is as follows:


           Year ended
                                                December 31,
                                          1997      1996       1995
Net sales:
  Specialty Printing & Labeling         $119,346   $109,587  $ 96,514
  Motors and Gears                       148,669    117,571    54,218
  Telecommunications Products            257,010    132,999    98,777
  Welcome Home                             2,456     81,855    93,166
  Consumer and Industrial Products       179,631    159,555   164,636
     Total                              $707,112   $601,567  $507,311

Operating income:
  Specialty Printing & Labeling         $ 10,031   $ 7,078   $  8,067
  Motors and Gears                        31,058    26,164     12,236
  Telecommunications Products             18,365    12,985     17,774
  Welcome Home                           ( 1,107)  (15,975)   (10,066)
  Consumer and Industrial Products        23,497    18,446     21,987
     Total business segment operating
      income                              81,844    48,698     49,998

  Corporate expenses                     (26,400)  (35,306)   (17,638)
     Total consolidated operating
      income                            $ 55,444   $13,392   $ 32,360

Depreciation and amortization
  (including the amortization of
  goodwill and intangibles):
  Specialty Printing & Labeling         $  5,284   $ 4,800    $ 3,776
  Motors and Gears                         9,015     7,078      2,262
  Telecommunications Products             10,934     7,204      5,105
  Welcome Home                               119     2,096      2,121
  Consumer and Industrial Products         6,459     5,785      6,248
     Total business segment
      depreciation and amortization       31,811    26,963     19,512
  Corporate                                3,510     3,475      2,172
     Total consolidated depreciation
      and amortization                  $ 35,321   $30,438    $21,684

Capital expenditures:
  Specialty Printing & Labeling         $ 1,609    $ 2,235    $ 1,106
  Motors and Gears                        1,396      1,381        870
  Telecommunications Products             9,386      6,399      5,400
  Welcome Home                               -       1,403      5,022
  Consumer and Industrial Products          838      3,325      2,625
  Corporate                                 950      2,652        253
     Total                              $49,179    $17,395    $15,276

                                         Dec. 31,   Dec. 31,   Dec. 31,
                                           1997      1996       1995
Identifiable assets:
 Specialty Printing & Labeling           $104,979  $107,016   $ 89,090
 Motors and Gears                         316,756   173,565    142,289
 Telecommunications Products              310,060   175,796     62,908
 Welcome Home                                  -     25,464     32,176
 Consumer and Industrial Products         129,073   136,021    112,804
     Total business segment assets        860,868   617,862    439,267

  Corporate assets                         69,363    64,023     93,117
     Total consolidated assets           $930,231  $681,885   $532,384

Summary financial information by geographic area is as follows:

                                           Year ended
                                           December 31,
                                       1997         1996       1995

Net sales to unaffiliated customers:
     United States                   $ 635,127   $ 565,937    $ 477,256
     Foreign                            71,985      35,630       30,055
          Total                        707,112     601,567      507,311

Operating Income:
     United States                    $ 45,955    $  7,820     $ 28,062
     Foreign                             9,489       5,572        4,298
          Total                       $ 55,444    $ 13,392     $ 32,360

                                       Dec. 31     Dec. 31      Dec. 31
                                         1997        1996        1995
Identifiable assets:
     United States                    $809,525    $638,578     $510,379
     Foreign                           120,706      43,307       22,005
          Total                       $930,231    $681,885     $532,384

Note 20 - Acquisition of minority interest

In March 1992, a subsidiary of the Company entered into an agreement with its minority shareholders whereby the shareholders would exchange their common stock, which amounted to a 24% interest, for 7% cumulative preferred stock, stock appreciation rights, and covenants not to compete. The total consideration paid for this minority interest was $12,381.

On April 10, 1997, the Company paid the former shareholders pursuant to an agreement ("The Redemption Agreement"), as if the subsidiary was sold for $110,000. The former shareholders received $9,438 in cash and a deferred payment of $5,980 over five years including interest. The Redemption Agreement also requires that the $1,875 of remaining preferred stock be redeemed one year from the date of the agreement (see note 15).

The covenants not to compete of $2,679 were paid over five years beginning in 1992. Of this amount, $81 and $324 was paid in 1997 and 1996, respectively.

Note 21 - Acquisitions of subsidiaries

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

On May 30, 1997, JTP purchased the assets of LoDan West, Inc. ("LoDan"), which designs, engineers and manufactures high-quality custom electronic cable assemblies, sub-assemblies and electro-mechanical assemblies for original equipment manufacturers in the data and telecommunications markets of the electronics industry.

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

The purchase price of $50,496, including costs directly related to the transaction, was preliminarily allocated to working capital of $16,562, property, plant, and equipment of $4,918, other long term assets and liabilities of ($3,442), and resulted in an excess of purchase price over net identifiable assets of $32,458. The cash was provided from borrowings under the Motors and Gears Industries, Inc. Credit Agreement established on November 7, 1996 among Motors and Gears Industries, Inc., various banks, and Bankers Trust Company, as agent.

On September 2, 1997 JTP purchased the assets of Engineered Endeavors Inc. ("EEI"). EEI designs, manufactures and installs custom cellular personal communication systems and radio/broadcasting towers.

The purchase price of $41,500, including estimated costs incurred directly related to the transaction, was allocated to working capital of $2,068 property, plant, and equipment of $799, non-competition agreement of $2,500, other long-term assets of $14, and resulted in an excess purchase price over net identifiable assets of $36,119. The acquisition was financed with $21,500 of cash and $20,000 of borrowings under the JTP credit facility.

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

On October 27, 1997 Motors and Gears Industries, Inc. ("Motors and Gears") acquired all of the outstanding stock of Electronic Design and Control Company ("ED&C"). ED&C is a full service electrical engineering company which designs, engineers and manufactures electrical control systems and panels for material handling systems and other like applications. ED&C provides comprehensive design, build and support services to produce electronic control panels which regulates the speed of movement of conveyor systems used in a variety of automotive plants and other industrial applications.

The purchase price of $20,000, including costs incurred directly related to the transaction, has been preliminarily allocated to working capital of $3,514, property, plant, and equipment of $132, covenants not to compete of $120, and resulted in an excess purchase price over net identifiable assets of $16,234. The acquisition was financed through a $16,000 borrowing on the Motors and Gears line of credit and a $4,000 subordinated seller note.

On October 31, 1997 JTP purchased the stock of Telephone Services, Inc. of Florida ("TSI"). TSI designs, manufactures and provides customer cable assemblies, terminal strips and terminal blocks and other connecting devices primarily to the telephone operating companies and major telecommunication manufacturers.

The purchase price of $53,303, including estimated costs incurred directly related to the transaction, has been preliminarily allocated to working capital of $3,864, property, plant, and equipment of $1,528, non-compete agreement of $2,000, and non current assets of $107, resulting in an excess purchase price over net identifiable assets of $45,804. The acquisition was financed with a $48,000 borrowing under the JTP credit facility, a $5,000 subordinated seller note and the assumption of a $303 deferred purchase agreement.

On December 10, 1997, Motors and Gears Industries, Inc., through its newly formed wholly-owned subsidiary, Motion Holdings, Inc., purchased all of the common stock of Motion Control Engineering, Inc. ("MCE"). MCE is the leading independent supplier of electronic motion and logic control products to the elevator industry.

The purchase price of $53,600, including costs directly related to the transaction, was preliminarily allocated to working capital of $10,071, property and equipment of $1,428, non-competes and other of $1,005, and resulted in an excess of purchase price over net identifiable assets of $41,108. The cash was provided from the issuance of $100 million of 10 3/4% bonds by Motors and Gears, Inc.

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

The purchase price of $8,627, which included costs incurred directly related to the transaction, was allocated to working capital of $2,099, property, plant and equipment of $902, non compete agreements of $800, other assets of $52, a minority interest and debt assumed of $53, and resulted in an excess purchase price over net identifiable assets of $4,827. The purchase price includes $700 of cash held in escrow which will be paid to the sellers at a pre-determined date if certain levels of EBIT (as defined) are achieved. The acquisition was financed with cash.

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

Unaudited pro forma information with respect to the Company as if the 1996 and 1997 acquisitions had occurred on January 1, 1997 and 1996, respectively, and as if the 1996 acquisitions had occurred on January 1, 1996 and January 1, 1995, respectively, and as if the 1995 acquisition had occurred on January 1, 1995, is as follows:


                                      Year Ended December 31,
                                      1997         1996         1995
                                               (unaudited)
                                       (dollars in millions)

     Net sales                     $825,412    $745,166        $704,723
      Net (loss) income before
       extraordinary items          (12,408)    (30,121)          8,066
      Net (loss) income            $(43,777)   $(33,927)        $ 8,066


Note 22 - SPL Holdings, Inc.

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

Concurrent with the sale of the net assets of SPAI, SPL was recapitalized with
(i) an equity investment of $22,300 by the Company and $160 from certain affiliated investors, (ii) subordinated debt of $11,000, and (iii) a new $45,000 senior secured bank financing comprised of a $20,000 Revolver and a $25,000 Term Loan A. On May 1, 1996, concurrent with the acquisition of Seaboard, SPL entered into an Amended and Restated Revolving Credit and Term Loan Agreement. This agreement extended the above Revolver facility to $27,000 and added a Term Loan B in the amount of $13,000. During 1997, the Company repaid all indebtedness outstanding under these agreements and SPL became a Restricted Subsidiary.

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

Note 23 - Compensation Agreements

Effective October 1, 1996, the Company voluntarily agreed to pay to an executive $3,876 in view of his contributions to the Company, including identifying and analyzing acquisition candidates for the Company and providing strategic advice to the Board of Directors of the Company. The Company accrued for this compensation agreement in 1996. The Company paid the executive $1,300 in 1996, and $867 during 1997 with the remaining $1,709 payable in four equal semi-annual installments payable on each April 1, and October 1, through October 1, 1999.

Note 24 - Additional Purchase Price Agreements

The Company has a contingent purchase price agreement relating to its acquisition of Viewsonics in 1996. The plan is based on Viewsonics achieving certain earnings before interest and taxes and can pay a minimum of $0 and a maximum of $2,000 for the year ended July 31, 1997 and $3,000 for the year ending July 31, 1998. As of December 31, 1997, the Company had accrued $1,388 for the plan year ended July 31, 1997. No amounts have been accrued for the plan year ending July 31, 1998.

The Company also has a contingent purchase price agreement relating to its acquisition of Motion Control on December 18, 1997. The terms of the Company's Motion Control acquisition agreement provides for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. The agreement becomes exercisable in 2003 and payments, if any, under the contingent agreement will be placed in a trust and paid out in cash in equal annual installments over a four year period.

In addition, the Company has an agreement to make an additional purchase price payment of up to $4.0 million to the former owners of TSI if certain earnings projections are met on or before March 1, 1999.


Note 25 - Concentration of credit risk

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

Note 26 - Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the company.


Note 27 - Subsequent Events

On January 20, 1998, the Company through a newly created subsidiary K&S Sheet Metal Holdings ("K&S Holdings"), a subsidiary of 80% owned Bond Technologies, purchased the stock of K&S Sheet Metal ("K&S"). K&S is a manufacturer of precision metal enclosures for electronic original equipment manufacturers. K&S is located in Huntington Beach, California.

The purchase price of $15,500, including estimated costs incurred directly related to the transaction, has been preliminarily allocated to working capital of $2,257, property, plant and equipment of $1,002, non-compete agreements of $1,545 and other assets of $91 resulting in an excess purchase price over net identifiable assets of $10,605. The acquisition was financed with $14,000 of borrowings from JTP's revolving credit agreement and $1,500 of a subordinated seller note.

On February 9, 1998, the Company completed the formation of Jordan Specialty Plastics, Inc. ("JSP"). JSP was formed as a Restricted Subsidiary under the Company's Indenture. The Company sold the stock of Beemak and Sate-Lite to JSP for $26,000 of Preferred Stock, which will accrete at plus or minus 97.5% of the cumulative JSP net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the end of year five.
The Company will also keep its intercompany notes with Sate-Lite ($1.2 million at January 31, 1998) and Beemak ($9.8 million at January 31, 1998). The Company has sold these subsidiaries in order to establish them as more independent, stand-alone, industry focused companies, and to allow the Company's stockholders and employees to invest directly in JSP.

On February 11, 1998, JSP purchased all of the common stock of Deflecto Corporation ("Deflecto"). Deflecto designs, manufactures and markets plastic injection molded products such as office supplies, hardware products and houseware products.

The purchase price of $44,000, including costs directly related to the transaction, has not been allocated at this time. The acquisition was financed with cash from the JII credit line at FNBB and a $5 million subordinated seller note.

On February 26, 1998, JSP purchased all of the net assets of Rolite Plastics, Inc. Rolite is a manufacturer of extruded vinyl chairmats for the office products industry.

The purchase price of $6,000 including costs directly related to the transaction, has not been allocated at this time. The acquisition was financed with cash.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth the names and ages of each of the Company's directors and executive officers and the positions they hold at the Company:

     Name                    Age          Position with the Company
     John W. Jordan II        50          Chairman of the Board of Directors
                                          and Chief Executive Officer.
     Thomas H. Quinn          50          Director, President and Chief
                                          Operating Officer.
     Joseph S. Steinberg      54          Director.
     David Z. Zalaznick       43          Director.
     Jonathan F. Boucher      41          Director and Vice President.
     G. Robert Fisher         58          Director, General Counsel and
                                          Secretary.

Each of the directors and executive officers of the Company will serve until the next annual meeting of the stockholders or until their death, resignation or removal, whichever is earlier. Directors are elected annually and executive officers hold office for such terms as may be determined by the Company's board of directors (the "Board of Directors").

Set forth below is a brief description of the business experience of each director and executive officers of the Company.

     Mr. Jordan has served as Chairman of the Board of Directors and Chief executive Officer of the Company since 1988. Mr. Jordan is a managing partner of The Jordan Company, a private merchant banking firm which he founded in 1982. Mr. Jordan is also a director of American Safety Razor Company, AmeriKing, Inc., Carmike Cinemas, Inc., Welcome Home and Apparel Ventures, Inc., as well as other privately held companies. In January 1997, Welcome Home filed a voluntary petition for bankruptcy.

     Mr. Quinn has served as a director, President and Chief Operating Officer of the Company since 1988. From November 1985 to December 1987, Mr. Quinn was Group Vice President and a corporate officer of Baxter International ("Baxter"). From September 1970 to November 1985, Mr. Quinn was employed by American Hospital Supply Corporation ("American Hospital"), where he was a Group Vice President and a corporate officer when American Hospital was acquired by Baxter. Mr. Quinn is also the Chairman of the Board and Chief Executive Officer of American Safety Razor Company and AmeriKing, Inc., as well as a director of Welcome Home and other privately held companies. In January 1997, Welcome Home filed a voluntary petition for bankruptcy.

     Mr. Steinberg has served as a director of the Company since 1988. Since 1979, Mr. Steinberg has been the President and a director of Leucadia National Corporation, a bank holding company. He is also a Trustee of New York University.

     Mr. Zalaznick has served as a director of the Company since June 1997. Since 1982, Mr. Zalaznick has been a managing partner of The Jordan Company. Mr. Zalaznick is also a director of Carmike Cinemas, Inc., AmeriKing, Inc., American Safety Razor Company, Marisa Christina, Inc. and Apparel Ventures, Inc., as well as other privately held companies.

     Mr. Boucher has served as a Vice President and a director of the Company since 1988. Since 1983, Mr. Boucher has been a partner of The Jordan Company. Mr. Boucher is also a director of American Safety Razor Company, as well as other privately held companies. In December 1996, Mr. Boucher resigned as a director and officer of Welcome Home. In January 1997, Welcome Home filed a voluntary petition for bankruptcy.

     Mr. Fisher has served as a director, General Counsel and Secretary since 1988. Since June 1995, Mr. Fisher has been a member of the law firm of Bryan Cave LLP, a firm that represents the Company in various legal matters. For the prior 27 years, Mr. Fisher was a member of the law firm of Smith, Gill, Fisher & Butts, P.C., which combined with Bryan Cave LLP in June 1995.

Item 11.  EXECUTIVE COMPENSATION

     The following table shows the cash compensation paid by the Company, for the three years ended December 31, 1997, for services in all capacities to the President and Chief Operating Officer of the Company.

                           Summary Compensation Table(1)

                              Annual  Compensation

Name and Principal Position     Year      Salary    Bonus   Other Compensation

  John W. Jordan II, Chief      1997       -          -              -
    Executive Officer(2)        1996       -          -              -
                                1995       -          -              -
  Thomas H. Quinn,              1997     500,000    2,392,524     870,000(3)
    President and Chief         1996     500,000    1,850,750        -
    Operating Officer           1995     500,000    1,557,650        -


(1)The aggregate number of shares of restricted Common Stock held by the Company's executive officers and directors at December 31, 1997 was 5,000 shares, consisting of 4,000 shares held by Mr. Quinn and 1,000 shares held by Mr. Boucher. The value of the restricted shares is not able to be calculated because there is no market price for shares of the Company's unrestricted Common Stock. Dividends will be paid on the restricted shares to the same extent paid on unrestricted shares. See "Management-Restricted Stock Agreements."

(2)Mr. Jordan derived his compensation from the Jordan Company and JZCC for his services to the Company and its subsidiaries. He received no compensation from the Company or its subsidiaries for his services as Chief Executive Officer.

(3)The difference between the amount paid for 1,500 shares of common stock and the related market value of the stock.

     Employment Agreement. Mr. Quinn has an employment agreement with the Company which provides for his employment as President and Chief Operating Officer of the Company. The employment agreement can be terminated at any time by the Company. His base salary is $500,000 per year, and he is provided with a guaranteed bonus of $100,000 per year, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Quinn by any of the subsidiaries or affiliates of The Jordan Company. Under the employment agreement, if Mr. Quinn's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment equal to the greater of $350,000 or the sum of his most recent base annual salary plus $100,000. If employment is terminated for reasons of cause or voluntary termination, no severance payment is made. The Company maintains a $5.0 million "key man" life insurance policy on Mr. Quinn under which the Company is the beneficiary.

     Restricted Stock Agreements. The Company is a party to restricted stock agreements, dated as of February 25, 1988, with each of Messrs. Quinn and Boucher, pursuant to which they were issued shares of Common Stock which, for purposes of such restricted stock agreements, were classified as "Group 1 Shares" or "Group 2 Shares". Messrs. Quinn and Boucher were issued 3,500 and 1,870.7676 Group 1 shares, respectively, and 4,000 and 1,000 Group 2 Shares, respectively at $4.00 per share. The Group 1 Shares are not subject to repurchase or contractual restrictions on transfer pursuant to the Restricted Stock Agreements. The Group 2 Shares are subject to repurchase at cost, in the event that Messrs. Quinn or Boucher ceases to be employed (as a partner, officer or employee) by the Company, The Jordan Company, Jordan/Zalaznick Capital Company ("JZCC"), or any reconstitution thereof conducting similar business activities in which they are a partner, officer or employee. If such person ceases to be so employed prior to January 1, 2003, the Group 2 Shares can also be repurchased at cost, unless such person releases and terminates such repurchase option by making a payment of $300.00 per share to the Company. Certain adjustments to the foregoing occur in the event of the death or disability of any of the partners of The Jordan Company or JZCC, the death or disability of such person, or the sale of the Company. On January 1, 1992, the Company issued Messrs. Quinn and Boucher 600 and 533.8386 shares, respectively, at $107.00 per share, pursuant to similar Restricted Stock Agreements, dated as of January 1, 1992, under which such shares were effectively treated as "Group 1 Shares". On December 31, 1992, the Company issued an additional 400 shares to Mr. Quinn for $107.00 per share pursuant to similar Restricted Stock Agreements, under which such shares were effectively treated as "Group 1 Shares". The purchase price per share was based upon an independent appraiser's valuation of the shares of Common Stock at the time of their issuance. In June 1997, the Company issued an additional 1,500 shares to Mr. Quinn for approximately $86.67 per share pursuant to a similar Restricted Stock Agreement, under which such shares were effectively treated as "Group 1 Shares". These shares were issued by the Company to provide a long-term incentive to the recipients to advance the Company's business and financial interest.

     Director's Compensation. The Company compensates its directors quarterly, at the rate of $20,000 per year for each director. The Indentures permit director fees of up to $250,000 per year in the aggregate. In addition, the Company reimburses directors for their travel and other expenses incurred in connection with attending Board meetings (and committees thereof) and otherwise performing their duties as directors of the Company.

Item 12.  PRINCIPAL STOCKHOLDERS

The following table furnishes information, as of March 28, 1998, as to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock (ii) each director and executive officer of the Company, and
(iii) all officers and directors of the Company as a group.

                                        Amount of Beneficial Ownership
                                         Number ofPercentage
                                          Shares           Owned(1)
Executive Officers and Directors

John W. Jordan II (2)(3)(4)               41,820.9087       42.5%
David W. Zalaznick(3)(5)(6)               19,965.0000       20.3%
Thomas H. Quinn(7)                        10,000.0000       10.2%
Leucadia Investors, Inc.(3)                9,969.9999       10.1%
Jonathan F. Boucher(8)                     5,533.8386        5.6%
G. Robert Fisher(4)(9)                       624.3496        0.6%
Joseph S. Steinberg(10)                        0.0000        0.0%
All directors and officers as a group
 (5 persons)(3)                           87,914.0968       89.3%


(1)Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of December 31, 1997, there were 98,501.0004 shares of Common Stock issued and outstanding.

(2)Includes 1 share held personally and 41,819.9087 shares held by John W. Jordan II Revocable Trust. Does not include 309.2933 shares held by Daly Jordan O'Brien, the sister of Mr. Jordan, 309.2933 shares held by Elizabeth O'Brien Jordan, the mother of Mr. Jordan, or 309.2933 shares held by George Cook Jordan, Jr., the brother of Mr. Jordan.

(3)Does not include 100 shares held by The Jordan Zalaznick Capital Company ("JZCC") or 3,500 shares of Common stock held by Mezzanine Capital & Income Trust 2001 PLC ("MCIT"), a publicly traded U.K. investment trust advised by an Affiliate of The Jordan Company (controlled by Messrs. Jordan and Zalaznick). Mr. Jordan, Mr. Zalaznick and Leucadia, Inc. are the sole partners of JZCC. Mr. Jordan and Mr. Zalaznick own and manage the advisor to MCIT.

(4)Does not include 3,248.3332 shares held by The Jordan Family Trust, of which John W. Jordan II, George Cook Jordan, Jr. and G. Robert Fisher are the trustees

(5)Does not include 82.1697 shares held by Bruce Zalaznick, the brother of Mr. Zalaznick.

(6)Excludes 2,541.4237 shares that are held by John W. Jordan II Revocable Trust, but which may be purchased by Mr. Zalaznick, and must be purchased by Mr. Zalaznick, under certain circumstances, pursuant to an agreement, dated as of October 27, 1988, between Mr. Jordan and Mr. Zalaznick.

(7)Includes 4,000 shares which are treated as "Group 2 Shares" pursuant to the terms of a Restricted Stock Agreement between Mr. Quinn and the Company. See "Management-Restricted Stock Agreements".
(8)Includes 1,000 shares which are treated as "Group 2 Shares" pursuant to the terms of a Restricted Stock Agreement between Mr. Boucher and the Company.
See "Management-Restricted Stock Agreements".

(9)Includes 624.3496 shares held by G. Robert Fisher, as Trustee of the G. Robert Fisher Irrevocable Gift Trust, U.T.I., dated December 26, 1990.

(10)Excludes 9,969.9999 shares held by Leucadia Investors, Inc., of which Joseph S. Steinberg is President and a director.

     Stockholder Agreement. Each holder of outstanding shares of Common Stock of the Company is a party to a Stockholder Agreement, dated as of June 1, 1998 (the "Stockholder Agreement"), by and among the Company and such
stockholders.   The Stockholder Agreement subjects the transfer of shares of
Common Stock by such stockholders to a right of first refusal in favor of the Company and "co-sale" rights in favor of the other stockholders, subject to certain restrictions. Under certain circumstances, stockholders holding 60% or more of the outstanding shares of Common Stock, on a fully diluted basis, have certain rights to require the other stockholders to sell their shares of Common Stock.

Item 13.  CERTAIN TRANSACTIONS

Employment Agreements; Stock Transactions. On February 25, 1988, the Company entered into an employment agreement with Thomas H. Quinn, pursuant to which Mr. Quinn became the President and Chief Operating Officer of the Company, effective January 1, 1988. See "Management-Employment Agreement."

In November 1996, the Company issued Mr. Quinn 1,500 shares of Common Stock for $146,000 cash and a promissory note of $1,314,000. In June 1997, the Company and Mr. Quinn reversed the November 1996 transaction such that the Company canceled all debt owed and returned all consideration paid by Mr. Quinn and Mr. Quinn returned the Common Stock to the Company. In June of 1997, the Company issued an additional 1,500 shares to Mr. Quinn for approximately $86.67 per share. See "Management-Restricted Stock Agreements".

Fannie May. On May 15, 1995, the Company purchased from Fannie May $7.5 million aggregate principal amount of Subordinated Notes and 75.6133 shares of junior Class A PIK Preferred Stock Fannie May at face value for $9.1 million. Also, in 1995, the Company acquired 151.28 shares of common stock of Fannie May (representing 15.1% of the outstanding common stock of Fannie May on a fully-diluted basis) for $151,000. These shares of common stock were purchased from the John W. Jordan II Revocable Trust, which purchased them in July 1995 for $151,000. On June 28, 1995, the Company purchased from The First National Bank of Chicago $7.0 million aggregate principal amount of participations in term loans of a wholly-owned subsidiary of Fannie May for $7.0 million, and agreed to purchase up to an additional $3.0 million aggregate principal amount of such participations, depending upon the financial performance of Fannie May. The additional $3.0 million obligation is secured by a pledge from the Company of a $3.0 million certificate of deposit purchased by the Company. On July 29, 1996, Mr. Jordan purchased $2.0 million of Fannie May Subordinated Notes from the Company at face value plus accrued interest. Fannie May's Chief Executive Officer is Mr. Quinn, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are directors and stockholders of the Company, as well as other partners, principals and associates of The Jordan Company who are also stockholders of the Company. Fannie May, which is also known as "Fannie May Candies", is a manufacturer and marketer of kitchen-fresh, high-end boxed chocolates through its 337 company-owned retail stores and through third party retail and non-retail sales channels. Its products are marketed under both the "Fannie May" and "Fanny Farmer" brand names.

On July 2, 1997, the Company received from Fannie May, $14.3 million in exchange for the above investments held by the Company. The amount received also included $1.6 million of accrued interest and premium on the above Subordinated Notes and term loans. On July 7, 1997, the Company received $3.0 million as a return of the certificate of deposit held by the Company as security for an obligation to purchase additional participation in the above-mentioned term loans.

Cape Craftsmen. On July 29, 1996, the Company acquired the stock of Cape Craftsmen, Inc. ("Cape Craftsmen") from the Jordan Company and JZCC in exchange for $12.1 million of notes receivable from Cape Craftsmen. Since the Company and Cape Craftsmen have common ownership, the net assets of Cape Craftsmen were recorded at the historical basis, $7.6 million, and resulted in a non-cash loss of $4.5 million.

Legal Counsel. Mr. G. Robert Fisher, a director of, and the general counsel and secretary to, the Company, is also a partner of Bryan Cave, a limited liability partnership, and was a partner in a predecessor firm, Smith, Gill, Fisher & Butts. Mr. Fisher and his law firm have represented the Company and The Jordan Company in the past, and expect to continue representing them in the future. In 1997, Bryan Cave LLP was paid approximately $1.8 million in fees and expenses by the Company.

SAR Payments. In connection with acquiring the Company's subsidiaries, the sellers of the subsidiaries, who usually included the subsidiary's management, often receive seller notes, stock, stock appreciation rights ("SARs") and special bonus plans in respect of those subsidiaries. In April 1997, the Company paid and purchased SARs and related interests at three companies. At Dura-Line, the Company paid $9.4 million to purchase Dura-Line SARs from the president and chief financial officer of Dura-Line, and agreed to redeem $1.9 million of Dura-Line preferred stock held by the president and chief financial officer of Dura-Line in April 1998. At AIM and Cambridge, the Company paid $3.1 million to purchase AIM and Cambridge SARs (based upon 20% of AIM's and Cambridge's appreciation from 1989 to 1996) from the estate of the former president of AIM and Cambridge. Each of these payments and purchases in respect of the SARs was expensed for financial reporting purposes.

Sale of Paw Print. As part of the Plan, the Company sold the stock of Paw Print on July 31, 1997 for approximately $10.0 million of net cash proceeds (and the assumption by the purchaser of approximately $2.5 million of indebtedness) to a newly-formed company, which is organized and owned by the Jordan Group, but is not a subsidiary of the Company. The Company purchased Paw Print on November 8, 1996, for a purchase price of $9.25 million and a $2.5 million subordinated seller note. See "Recapitalization and Repositioning Plan".

Directors and Officers Indemnification. The Company has entered into indemnification agreements with each member of the Board of Directors whereby the Company has agreed, subject to certain exceptions, to indemnify and hold harmless each director from liabilities incurred as of a result of such person's status as a director of the Company. See "Management-Directors and Executive officers of the Company".

Future Arrangements. The Company has adopted a policy that future transactions between the Company and its officers, directors and other affiliates (including the Motors and Gears and the Jordan Telecommunication Products subsidiaries) must (i) be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors and (ii) be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

(1)Financial Statements

Reference is made to the Index to Consolidated Financial Statements appearing at Item 8, which Index is incorporated herein by reference.

(2)Financial Statement Schedule

The following financial statement schedule for the years ended December 31, 1997, 1996 and 1995 is submitted herewith:

                      Item                                    Page Number

Schedule II  -  Valuation and qualifying accounts                  84

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable and therefore have been omitted, or the information has been included in the consolidated financial statements.

(3)Exhibits

An index to the exhibits required to be listed under this Item 14(a)(3) follows the "Signatures" section hereof and is incorporated herein by reference.

(b)Reports on Form 8-K

     None.

SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        JORDAN INDUSTRIES, INC.


                                        By  /s/ John W. Jordan II
                                           John W. Jordan II
Dated:  March 31, 1998                     Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By  /s/ John W. Jordan II
                                           John W. Jordan II
                                           Chairman of the Board of Directors
Dated:  March 31, 1998                     and Chief Executive Officer



                                        By  /s/ Thomas H. Quinn
                                           Thomas H. Quinn
                                           Director, President and Chief
Dated:  March 31, 1998                     Operating Officer




                                        By  /s/ Jonathan F. Boucher
                                           Jonathan F. Boucher
                                           Director and Vice President
Dated:  March 31, 1998                     (Principal Financial Officer)

                                        By  /s/  G. Robert Fisher
                                           G. Robert Fisher
                                           Director, General Counsel and
Dated:  March 31, 1998                     Secretary


                                        By  /s/  David W. Zalaznick
                                           David W. Zalaznick
Dated:  March 31, 1998                     Director


                                        By  /s/  Joseph S. Steinberg
                                           Joseph S. Steinberg
Dated:  March 31, 1998                     Director


                                        By  /s/  Thomas C. Spielberger
                                           Thomas C. Spielberger
Dated:  March 31, 1998                     Sr. Vice President, Finance
                                           And Accounting

                                                             Schedule II


JORDAN INDUSTRIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)


                                               Uncollect-
                                               ible
                                  Additions    balances
                     Balance at   charged to   written off        Balance at
                    beginning of  costs and    net of               end of
                       period     expenses     recoveries  Other    period


December 31, 1995:
Allowance for doubtful
accounts               1,058         884         (636)      -       1,306

Valuation allowance
for deferred tax
 assets                (23,428)   (1,962)          -        -     (21,466)


December 31, 1996:
 Allowance for doubt-
 ful accounts          $ 1,306   $ 1,343      $ (731)  $ 765       $2,683

Valuation allowance
 for deferred tax
 assets                  21,466   18,548         -       -         40,014

December 31, 1997:
 Allowance for doubt-
 ful accounts           2,683      2,091      (1,170)     41        3,645

Valuation allowance
 for deferred tax
 assets                40,014     13,212         -       -         53,226

                               EXHIBIT INDEX

2(a)4     --Agreement and Plan of Merger between the Thos. D. Murphy Company and Shaw-Barton, Inc.
3(a)1     --Articles of Incorporation of the Registrants.
3(b)1     --By-Laws of the Registrant.
4(a)3     --Indenture, dated as of December 15, 1989, between the
            Registrant and First Bank National Association, Trustee,
            relating to the Registrant's Notes.
10(a)1,2  --Intercompany Notes, dated June 1, 1988, by and among the
            Registrant and the Subsidiaries.
10(b)1,2  --Intercompany Management Agreement, dated June 1, 1988, by and among the Registrant and the Subsidiaries.
10(c)1,2  --Intercompany Tax Sharing Agreement, dated June 1, 1988, by and among the Registrant and the Subsidiaries.
10(d)1    --Management Consulting Agreement, dated as of June 1, 1988, between the Registrant and The Jordan Company.
10(e)3    --First Amendment to Management Consulting Agreement, dated as of
             January 3, 1989, between the Registrant and The Jordan Company.
10(f)7    --Amended and Restated Management Consulting Agreement, dated
            September 30, 1990, between the Company and The Jordan Company.
10(g)1    --Stockholders Agreement, dated as of June 1, 1988, by and among the Registrant's holders of Common Stock.
10(h)1     --Employment Agreement, dated as of February 25, 1988, between the Registrant and Thomas H. Quinn.
10(i)1     --Restricted Stock Agreement, dated February 25, 1988, between the Registrant and Jonathan F. Boucher.
10(j)1     --Restricted Stock Agreement, dated February 25, 1988, between the
             Registrant and John R. Lowden.
10(k)1     --Restricted Stock Agreement, dated February 25, 1988, between the
             Registrant and Thomas H. Quinn.
10(l)1     --Stock Purchase Agreement, dated June 1, 1988, between Leucadia
             Investors, Inc. and John W. Jordan, II.
10(m)1     --Zero Coupon Note, dated June 1, 1988, issued by John W. Jordan,
             II to Leucadia Investors, Inc.
10(n)1     --Pledge, Security and Assignment Agreement, dated June 1, 1988 by
             John W. Jordan, II.
10(o)5     --Revolving Credit and Term Loan Agreement, dated August 18, 1989, between the Company and The First National Bank of Boston.
10(p)7     --Second Amendment to Revolving Credit Agreement, dated September
             1, 1990 between the Company and The First National Bank of Boston.
10(q)5     --Supplemental Indenture No. 2, dated as of August 18, 1989, between the Company and the First Bank National Association, as Trustee.
10(r)8     --Supplemental Indenture No. 3, dated as of December 15, 1990, between the Company and the First Bank National Association, as Trustee.
10(s)5     --Guaranty, dated as of August 18, 1989, from DACCO, Incorporated in favor of First Bank National Association, as Trustee. The Company has also entered into similar guarantees with other Restricted subsidiaries and will furnish the above guarantees upon request.
10(t)9     --Amended and Restated Revolving Credit Agreement dated December
             10, 1991 between the Company and The First National Bank of
             Boston.
10(u)(10)  --Revolving Credit Agreement dated as of June 29, 1994 among JII,
             Inc., a wholly-owned subsidiary of the Company, and The First National Bank of Boston and certain other Banks.
22         --Subsidiaries of the Registrant.
286        --Phantom Share Plan.

9911       --Other Exhibits - None


1Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-24317).
2The Company has entered into Intercompany Notes, Intercompany Management Agreements and Intercompany Tax Sharing Agreements with Riverside, AIM, Cambridge, Beemak, Hudson, Scott and Gear which are identical in all material respects with the notes and agreement incorporated by reference in this
Report.  Copies of such additional notes and agreements have therefore not been included as exhibits to this filing, in accordance with Instruction 2 to
Item 601 of Regulation S-K.
3Incorporated by reference to the Company's 1988 Form 10-K.
4Incorporated by reference to the Company's 1989 First Quarter Form 10-Q. 5Incorporated by reference to the Company's Second Quarter Report on Form 10-Q Amendment No. 1, filed September 19, 1989.
6Incorporated by reference to the Company's 1989 Form 10-K.
7Incorporated by reference to the Company's 1990 Third Quarter Form 10-Q. 8Incorporated by reference to the Company's 1990 Form 10-K.
9Incorporated by reference to the Company's Form 8-K filed December 16, 1991.
10     Incorporated by reference to the Company's 1994 Second Quarter Form 10-Q.
11     Incorporated by reference to the Company's 1995 Form 10-K.