Form 10-Q
period 1998-03-31
JORDAN INDUSTRIES INC
filed 1998-05-15
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

--------------------


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1998      Commission File Number 33-24317

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

     The number of shares outstanding of Registrant's Common Stock as of May 15, 1998: 98,501.0004.







PAGE 2

JORDAN INDUSTRIES, INC.

INDEX


Part I.                                                  Page No.

     Financial Information                                          3

     Condensed Consolidated Balance Sheets
      at March 31, 1998, and December 31, 1997                       3

     Condensed Consolidated Statements of Operations
      for the Three Months Ended March 31, 1998                      4
      and 1997

     Condensed Consolidated Statements of Cash Flows
      for the Three Months Ended March 31, 1998
      and 1997                                                       5

     Notes to Condensed Consolidated Financial
      Statements                                                     6

     Management's Discussion and Analysis of
      Financial Condition and Results of Operations                 17


Part II.

     Other Information                                              23

     Signatures                                                     24

JORDAN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                March 31,    December 31,
                                                  1998           1997
                                               (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                  $   53,206       $ 52,500
  Accounts receivable, net                      146,247        134,177
  Inventories                                   140,226        124,000
  Prepaid expenses and other current assets      13,389         12,706
     Total Current Assets                       353,068        323,383

Property, plant and equipment, net              111,960        105,070
Investments in and advances to affiliates         1,722          1,722
Goodwill, net                                   463,628        433,294
Other assets                                     72,176         66,762
     Total Assets                            $1,002,554       $930,231

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
  Notes payable                              $    3,510       $  2,650
  Accounts payable                               62,927         58,781
  Accrued liabilities                            67,354         70,473
  Advance deposits                                8,544          5,424
  Current portion of long-term debt               9,508          9,547
     Total Current Liabilities                  151,843        146,875

Long-term debt                                1,001,708        921,871
Other non-current liabilities                    12,424         13,403
Deferred income taxes                           1,444          1,444
Minority interest                                     -             88
Preferred stock                               22,730         21,835
Net Capital Deficiency:
  Common stock                                        1              1
  Additional paid-in capital                      2,116          2,116
  Accumulated comprehensive income                 (3,404)           (504)
  Accumulated deficit                          (186,308)      (176,898)
     Total Net Capital Deficiency              (187,595)      (175,285)
     Total Liabilities and Net Capital
      Deficiency                             $1,002,554       $930,231


See accompanying notes to condensed consolidated financial statements.

JORDAN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                 THREE MONTHS ENDED
                                                      March 31,
                                                   1998      1997

Net sales                                        $207,702 $151,543
Cost of sales, excluding depreciation             133,707   95,693
Selling, general and administrative
  expenses                                         43,464   33,095

Depreciation                                        5,364    4,377
Amortization of goodwill and other
 intangibles                                        5,020    3,251
Management fees and other                           1,771    1,152

     Operating income                              18,376   13,975

Other (income) and expenses:
  Interest expense                                 26,311   18,576
  Interest income                                    (798)    (713)
  Other                                           3      263
     Total other expenses                          25,516   18,126

     Loss before income taxes, minority
     interest, equity in investee and
      extraordinary items                          (7,140)  (4,151)
Provision for income taxes                          2,122      277
Loss before minority interest, equity in
 investee, and extraordinary items                 (9,262)  (4,428)
Minority interest                                    (149)    (388)
Equity in losses of investee                            -     (785)
     Loss before extraordinary item                (9,411)  (5,601)
Extraordinary item, net of tax                          -      319
     Net loss                                    $ (9,411)$ (5,920)



See accompanying notes to condensed consolidated financial statements.

JORDAN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                     THREE MONTHS ENDED
                                                           March 31,
                                                      1998        1997
Cash flows from operating activities:
 Net loss                                          $ (9,411)   $ (5,920)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                   10,384       7,614
     Provision for deferred income taxes                  -         453
     Amortization of deferred financing fees          1,289       1,046
     Minority interest                                  149         388
     Non-cash interest                                6,344       3,233
     Equity in investee                                   -         785
     Extraordinary item                                   -         319
     Changes in operating assets and
      liabilities net of effects from
      acquisitions:
        Increase in current assets                  (12,655)     (6,978)
        Decrease in current liabilities              (2,794)     (3,597)
        Decrease (increase) in non-current assets     4,164      (1,404)
        Decrease increase) in non-current
         liabilities       (979)        663

        Net cash used in operating activities        (3,509)     (3,398)

Cash flows from investing activities:
   Capital expenditures                              (3,851)     (3,429)
   Advances to affiliates                                 -      (1,133)
   Acquisition of subsidiaries                      (57,249)     (4,100)
   Net cash acquired in purchase of subsidiaries      1,957           -
        Net cash used in investing activities       (59,143)     (8,662)

Cash flows from financing activities:
   Proceeds from revolving credit facilities, net    64,000      13,500
   Repayment of long-term debt                       (1,171)     (2,821)
   Other borrowing                                    1,577           -
   Other                                                (49)       (639)
     Net cash provided by financing activities       64,357      10,040

Foreign currency translation                           (999)       (255)
Net increase (decrease) in cash and
 cash equivalents                                       706      (2,275)
Cash and cash equivalents at beginning of
 period                                              52,500      32,797
Cash and cash equivalents at end of period        $  53,206    $ 30,522



See accompanying notes to condensed consolidated financial statements.

JORDAN INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(ALL DOLLAR AMOUNTS IN THOUSANDS)



A.  Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and are of a normal recurring nature, should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1997, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1997 10-K"). Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B.  Inventories

Inventories are summarized as follows:
                                                 March 31,    December 31,
                                                   1998           1997
     Raw materials                                $ 54,584      $ 45,324
     Work-in-process                                17,007        15,897
     Finished goods                                 68,635        62,779
                                                  $140,226      $124,000


C.  Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1998 and December 31, 1997, are as follows:
                                   March 31,          December 31,
                                     1998                 1997
Deferred tax liabilities

Intangibles                               $ 4,572            $ 4,393
Tax over book depreciation                  7,187             7,260
Basis in subsidiary                           798               798
Lifo reserve                                  147                83
Intercompany tax gain                       7,289             7,289
Other                                         691               531
     Total deferred tax liabilities        20,684            20,354




PAGE 7

JORDAN INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(ALL DOLLAR AMOUNTS IN THOUSANDS)


Deferred tax assets

NOL carryforwards                          39,982            37,482
Accrued interest on discount debentures    13,510            13,510
Stock Appreciation Rights Agreements        3,772             3,772
Pension obligation                            162               444
Vacation accrual                              417               891
Uniform capitalization of inventory         1,611             1,501
Allowance for doubtful accounts             1,219             1,125
Foreign NOL's                               4,572             3,582
Deferred financing fees                       794               814
Intangibles                                 1,311             1,242
Tax asset basis over book basis at
  subsidiary                                7,289             7,289
Other                                         167               484
     Total deferred tax assets             74,806            72,136
Valuation allowance for deferred
 tax assets                               (55,566)           (53,226)
     Net deferred tax assets               19,240            18,910
     Net deferred tax
      liabilities                         $ 1,444           $  1,444

D.  Comprehensive Income

As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the first quarter of 1998 and 1997, total comprehensive (loss) income was ($12,311) and ($4,444), respectively.

E.  Segment Reporting

Effective January 1, 1997, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement
131). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures PAGE 8

JORDAN INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(ALL DOLLAR AMOUNTS IN THOUSANDS)


about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

F.  Sale of Subsidiaries

On May 15, 1997, the Company sold its subsidiary, Hudson Lock, Inc. ("Hudson"), for approximately $39,100. Hudson is a leading designer, manufacturer, and marketer of highly engineered medium-security custom and specialty locks for original equipment manufacturer customers. A gain of $17,081 was recorded in 1997 relating to this sale.

On July 31, 1997, the Company sold its subsidiary, Paw Print Mailing List Services, Inc. ("Paw Print"), for approximately $12,500 to an affiliate. As the transaction was among entities under common control, the proceeds received in excess of the net assets of Paw Print of $1,084 were recorded as an adjustment to Shareholder's Equity in 1997. Paw Print is a value-added provider of direct mail services.

G.  Acquisition and Formation of Subsidiaries

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

On February 9, 1998, the Company completed the formation of Jordan Specialty Plastics, Inc. ("JSP"). JSP was formed as a Restricted Subsidiary under the Company's Indenture. The Company sold the stock of Beemak and Sate-Lite to JSP for $11,500 of Preferred Stock, which will accrete at plus or minus 97.5% of the cumulative JSP net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the end of year five.
The Company will also keep its intercompany notes with Sate-Lite ($1.2 million at January 31, 1998) and Beemak ($9.8 million at January 31, 1998). The Company has sold these subsidiaries in order to establish them as more independent, stand-alone, industry-focused companies, and to allow the Company's stockholders and employees to invest directly in JSP.





PAGE 9

JORDAN INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(ALL DOLLAR AMOUNTS IN THOUSANDS)


On February 11, 1998, JSP purchased all of the common stock of Deflecto Corporation ("Deflecto"). Deflecto designs, manufactures and markets plastic injection molded products such as office supplies, hardware products and houseware products.

The purchase price of $43,000, including costs directly related to the transaction, was preliminarily allocated to working capital of $8,598, property, plant, and equipment of $6,346, other long term assets and liabilities of ($1,941), and resulted in an excess purchase price over net identifiable assets of $29,997. The acquisition was financed with cash from the JII credit line and a $5,000 subordinated seller note.

On February 26, 1998, JSP purchased all of the net assets of Rolite Plastics, Inc. Rolite is a manufacturer of extruded vinyl chairmats for the office products industry.

The purchase price of $6,000 including costs directly related to the transaction, was allocated to working capital of $483, property, plant, and equipment of $754, and resulted in an excess purchase price over net identifiable assets of $4,763. The acquisition was financed with cash and a $900 subordinated seller note.

On January 8, 1997, Beemak purchased the net assets of Arnon-Caine, Inc. ("ACI"), a designer and distributor of modular storage systems primarily for sale to wholesale home centers and hardware stores. Beemak now serves as ACI's primary supplier. The integration of ACI into Beemak's operations has provided for manufacturing cost savings as well as synergistic marketing efforts.

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

The purchase price of $17,000, including estimated costs incurred directly related to the transaction, was allocated to working capital of $5,066, property, plant and equipment of $783, a non-compete agreement of $250, noncurrent assets of $41, and resulted in an excess purchase price over net identifiable assets of $10,860. The acquisition was financed with cash and a $1,500 subordinated seller note.

On June 12, 1997, Motors and Gears Industries, Inc. ("Motors and Gears"), through its newly formed wholly-owned subsidiary, FIR Group Holdings, Inc. and
PAGE 10

JORDAN INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(ALL DOLLAR AMOUNTS IN THOUSANDS)


its wholly-owned subsidiaries, Motors and Gears Amsterdam, B.V. and FIR Group Holdings Italia, SrL, purchased all of the common stock of the FIR Group Companies, consisting of CIME S.p.A., SELIN S.p.A., and FIR S.p.A. The FIR Group Companies are manufacturers of electric motors and pumps for niche applications such as pumps for catering dishwashers, motors for industrial sewing machines, and motors for industrial fans and ventilators.

The purchase price of $50,496, including costs directly related to the transaction, was allocated to working capital of $16,562, property, plant, and equipment of $4,918, other long term assets and liabilities of ($3,442), and resulted in an excess of purchase price over net identifiable assets of $32,458. The cash was provided from borrowings under the Motors and Gears Industries, Inc. Credit Agreement established on November 7, 1996 among Motors and Gears Industries, Inc., various banks, and Bankers Trust Company, as agent.

On September 2, 1997 JTP purchased the assets of Engineered Endeavors Inc. ("EEI"). EEI designs, manufactures and installs custom cellular personal communication systems and radio/broadcasting towers.

The purchase price of $41,500, including estimated costs incurred directly related to the transaction, was allocated to working capital of $2,068, property, plant, and equipment of $799, a non-compete agreement of $2,500, other long-term assets of $14, and resulted in an excess purchase price over net identifiable assets of $36,119. The acquisition was financed with $21,500 of cash and $20,000 of borrowings under the JTP credit facility.

On September 11, 1997 the Company purchased the net assets of Cho-Pat, Inc. ("Cho-Pat"). Cho-Pat is a leading designer and manufacturer of orthopedic supports and patented preventive and pain reducing medical devices. Cho-Pat currently produces nine different products primarily for reduction of pain from injuries and the prevention of injuries resulting from overuse of the major joints.

The purchase price of $1,200, including estimated costs incurred directly related to the transaction, was allocated to working capital of $17, property, plant and equipment of $23, and other long-term assets of $34 which resulted in an excess purchase price over net identifiable assets of $1,126. The acquisition was financed with cash.

On October 27, 1997 Motors and Gears acquired all of the outstanding stock of Electronic Design and Control Company ("ED&C"). ED&C is a full service electrical engineering company which designs, engineers and manufactures electrical control systems and panels for material handling systems and other like applications. ED&C provides comprehensive design, build and support services to produce electronic control panels which regulates the speed of movement of conveyor systems used in a variety of automotive plants and other industrial applications.
PAGE 11

JORDAN INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(ALL DOLLAR AMOUNTS IN THOUSANDS)


The purchase price of $20,000, including costs incurred directly related to the transaction, was preliminarily allocated to working capital of $3,514, property, plant, and equipment of $132, covenants not to compete of $120, and resulted in an excess purchase price over net identifiable assets of $16,234. The acquisition was financed through a $16,000 borrowing on the Motors and Gears line of credit and a $4,000 subordinated seller note.

On October 31, 1997 JTP purchased the stock of Telephone Services, Inc. of Florida ("TSI"). TSI designs, manufactures and provides customer cable assemblies, terminal strips and terminal blocks and other connecting devices primarily to the telephone operating companies and major telecommunication manufacturers.

The purchase price of $53,303, including estimated costs incurred directly related to the transaction, has been allocated to working capital of $3,864, property, plant, and equipment of $1,528, a non-compete agreement of $2,000, and non current assets of $107, resulting in an excess purchase price over net identifiable assets of $45,804. The acquisition was financed with a $48,000 borrowing under the JTP credit facility, a $5,000 subordinated seller note and the assumption of a $303 deferred purchase agreement.

On December 10, 1997, Motors and Gears, through its newly formed wholly-owned subsidiary, Motion Holdings, Inc., purchased all of the common stock of Motion Control Engineering, Inc. ("MCE"). MCE is the leading independent supplier of electronic motion and logic control products to the elevator industry.

The purchase price of $53,600, including costs directly related to the transaction, was preliminarily allocated to working capital of $10,071, property and equipment of $1,428, non-compete agreements of $1,005, other long-term assets and liabilities of ($12), and resulted in an excess of purchase price over net identifiable assets of $41,108. The cash was provided from the issuance of $100 million of 10 3/4% bonds by Motors and Gears, Inc.

Unaudited pro forma information with respect to the Company as if the 1998 and 1997 acquisitions had occurred on January 1, 1998 and 1997 is as follows:


                                             THREE MONTHS ENDED
                                                  March 31,
                                               1998      1997
Net sales                                   $214,084  $190,998
Net income (loss) before taxes                (6,265)   (4,037)
Net income (loss)                            (10,644)   (7,587)

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

As a result of Welcome Home's Chapter 11 filing, the Company no longer has the ability to control the operations and financial affairs of Welcome Home. Accordingly, the Company no longer consolidates Welcome Home in its financial statements as of January 21, 1997, the date of the filing. For the period ended January 21, 1997, the Company recorded a net loss of $1,195 related to Welcome Home. Receivables from Welcome Home owed to the Company was $5,737 as of March 31, 1998.

Cape Craftsmen, a consolidated subsidiary of the Company, would also be adversely affected by a liquidation of Welcome Home. In the first quarter of 1998, Cape's sales to Welcome Home were $3,098, or 67.6%, of Cape's total first quarter sales. Cape's receivable outstanding related to these sales was $2,662 at March 31, 1998.

I.  Debenture Swap

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

On April 10, 1997, the Company paid the former shareholders pursuant to an agreement ("The Redemption Agreement"), as if the subsidiary was sold for $110,000. The former shareholders received $9,438 in cash and a deferred payment of $5,980 over five years including interest. The Redemption Agreement also requires that $1,875 of remaining preferred stock be redeemed one year from the date of the agreement. The Company recorded a charge of $15,418 related to this agreement during 1997. The Company paid $1.0 million during the first quarter of 1998.

As consideration for the signing of the Redemption Agreement, the Company further agreed to pay the former shareholders non-compete payments totaling $352 and a special bonus of approximately $454, determined based on a percentage of the subsidiary's gross profit during fiscal 1997.

In connection with the Company's acquisitions of AIM and Cambridge in 1989, the seller of these companies was granted stock appreciation rights. The formula used to value these rights was calculated by determining 20% of a multiple of average cash flow of these companies for the two years preceding the date when these rights were exercised, less the indebtedness of these companies. The seller passed away during the third quarter of 1996 and the seller's estate exercised these rights. The total amount owed under these rights is approximately $6,260. AIM had fully accrued for these rights as of December 31, 1996. In 1997, the Company entered into an agreement to purchase and redeem the Estate's and Decedent's interest in the SAR for $3,111 in cash and a deferred payment, including interest at 9% per annum, of $3,391 payable on May 2, 1998. The remaining portion of the liability, plus interest, of $3,337 is included in accrued liabilities at December 31, 1997. The Company paid $3,391 to Aim on May 4, 1998, which was the remaining liability.

K.  Additional Purchase Price Agreements

The Company has a contingent purchase price agreement relating to its acquisition of Deflecto in 1998. The plan is based on Deflecto achieving certain earnings before interest and taxes and is payable on April 30, 2008. If Deflecto is sold prior to April 30, 2008, the plan is payable 120 days after the transaction.

JORDAN INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(ALL DOLLAR AMOUNTS IN THOUSANDS)


The Company has a contingent purchase price agreement relating to its acquisition of Viewsonics in 1996. The plan is based on Viewsonics achieving certain earnings before interest and taxes and can pay a minimum of $0 and a maximum of $2,000 for the year ended July 31, 1997 and $3,000 for the year ending July 31, 1998. As of December 31, 1997, the Company had accrued $1,388 for the plan year ended July 31, 1997. No amounts have been accrued for the plan year ending July 31, 1998. The Company has paid $1,388 to the former owner of Viewsonics during the first quarter of 1998.

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

In addition, the Company has an agreement to make an additional purchase price payment of up to $4,000 to the former owners of TSI if certain earnings projections are met on or before March 1, 1999.

L.  Preferred Stock

In April 1997, the Company entered into an agreement ("The Redemption Agreement") with certain former shareholders of a subsidiary. Pursuant to The Redemption Agreement, the Company is required to redeem $1,875 of remaining preferred stock one year from the date of the agreement. At December 31, 1997, the preferred stock is classified as an accrued liability. This liability was paid in full during the first quarter of 1998.

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

Holders of the JTP Senior Preferred Stock are entitled to receive dividends at a rate of 13.25% per annum of the liquidation preference. All dividends are cumulative, whether or not earned or declared, and are payable on February 1, May 1, August 1, and November 1 of each year. On or before August 1, 2002, JTP may, at its option, pay dividends in cash or in additional shares of JTP Senior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After August 1, 2002, dividends may be paid only in
PAGE 15

JORDAN INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(ALL DOLLAR AMOUNTS IN THOUSANDS)


cash. On November 1, 1997, JTP issued 889.3836 of additional shares of JTP Senior Preferred Stock, as payment of dividends through that date. On February 1, 1998, the Company issued 864.6345 shares of Senior Preferred Stock as payment of dividends through that date.

The JTP Senior Preferred Stock has no voting rights and is mandatorily redeemable on August 1, 2009.

M.  Foreign Exchange Instruments and Risk Management

The Company enters into foreign currency forward exchange contract to hedge transactions and firm commitments that are denominated in foreign currencies (principally the Czech Koruna and Italian Lira) and not to engage in currency speculation. The Company primarily utilizes forward exchange contracts with a duration of one year or less. Gains or losses on hedges of transaction exposures are included in income in the period in which exchange rates change. Gains and losses on contracts which hedge specific foreign currency denominated commitments, primarily royalty payments from the Company's Czech and Italian operations, are deferred and recognized in the basis of the transactions underlying the commitments.

Forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates that are agreed to at inception of the contracts. If the counterparties to the exchange contracts (primarily highly-rated financial institutions) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuation.

The Company has $11,074 notional amount of foreign currency forward exchange contracts outstanding at March 31, 1998 ($0 at December 31, 1997).

N.  Subsequent Events

On May 15, 1998, the Company, through a newly formed wholly-owned subsidiary, Advanced D.C. Holdings, Inc., acquired all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliates ("ADC"). ADC is a designer and manufacturer of direct current ("DC") permanent magnet motors and starters (generators) which range from 4.5 inches to 9 inches in frame size. The Company sells special purpose, custom designed motors for use in electric lift trucks, power sweepers, electric utility vehicles, golf carts, electric boats, and other niche products. ADC also designs and manufactures its own production equipment as well as electric motor components known as commutators.

JORDAN INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(ALL DOLLAR AMOUNTS IN THOUSANDS)


In connection with the acquisition, the Company paid $53.0 million to the sellers in cash. The acquisition was financed with existing cash and borrowings under the Motors & Gears Industries, Inc. Credit Agreement. The Company has a contingent purchase price agreement of $5.6 million relating to the acquisition of ADC whereas the contingent purchase price is dependent upon the acquired entity's results of operations exceeding certain targeted levels substantially above the historical experience of ADC at the time of acquisition. The purchase price has not been allocated at this time.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(UNAUDITED)
(ALL DOLLAR AMOUNTS IN THOUSANDS)


                                           QUARTER ENDED MARCH 31,
                                                1998      1997

Net Sales:
Specialty Printing & Labeling                 $23,736    $23,216
Jordan Specialty Plastics (c)                  13,812      6,032
Motors and Gears                               58,567     31,519
Telecommunications Products (c)                72,101     46,925
Welcome Home (d)                                    -      2,456
Consumer and Industrial Products               39,486     41,395
     Total                                   $207,702   $151,543

Operating Income (Loss) (a):
Specialty Printing & Labeling                $    489   $    377
Jordan Specialty Plastics (c)                   1,972        498
Motors and Gears                               10,715      7,093
Telecommunications Products (c)                 7,789      6,612
Welcome Home (d)                                    -     (1,107)
Consumer and Industrial Products                4,217      5,282
     Total                                   $ 25,182   $ 18,755

Operating Margins (b):
Specialty Printing & Labeling                    2.1%      1.6%
Jordan Specialty Plastics (c)                   14.3       8.3
Motors and Gears                                18.3      22.5
Telecommunications Products (c)                 10.8      14.1
Welcome Home (d)                                   -     (45.1)
Consumer and Industrial Products                10.7      12.8
Consolidated (a)                                12.1      12.4



(a)Before corporate overhead of $6,827 and $4,780 for the three months ended March 31, 1998 and 1997, respectively.

(b)Operating margin is operating income divided by net sales.

(c) In 1998, Sate-Lite and Beemak were reclassified from the Consumer and Industrial Product segment to the Jordan Specialty Plastics segment. In 1997, the Retube product line of Dura-Line was reclassified from the Telecommunications Products segment to the Consumer and Industrial Products segment. Prior period results were also realigned into these new groups in order to provide accurate comparisons between periods.

(d)For the period from January 1, 1997 to January 21, 1997, the date of the Chapter 11 filing. See Footnote H.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1997 10-K and the financial statements and the related notes thereto which are included elsewhere in this quarterly report.

Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the first quarter ended March 31, 1998 and 1997. This discussion reviews the foregoing segment data and certain of the consolidated financial data for the Company.

     Specialty Printing and Labeling. As of March 31, 1998, the Specialty Printing and Labeling group consisted of SPAI, Valmark, Pamco, and Seaboard.

Net sales for the three months ended March 31, 1998 increased $0.5 million or 2.2% and operating income for the first quarter increased $0.1 million or 29.7%. The increase in sales is primarily due to higher sales of ad specialty products and calendars at SPAI, $1.0 million and $0.4 million, respectively, increased sales of labels at Pamco, $0.2 million, and higher sales of membrane switches at Valmark, $0.2 million. Partially offsetting these increases are lower sales of shielding devices and screen printed products at Valmark, $0.7 million and $0.2 million, respectively, decreased sales of folding boxes at Seaboard, $0.3 million, and lower sales of school annuals at SPAI, $0.1 million.

Operating income increased primarily due to higher operating income at SPAI, $0.1 million. This increase at SPAI is due to lower selling, general, and administrative expenses, primarily medical insurance and commissions. Operating margin increased 0.5%, from 1.6% in 1997 to 2.1% in 1998, due to the lower costs at SPAI.

Jordan Specialty Plastics. As of March 31, 1998, the Jordan Specialty Plastics group consisted of Beemak, Sate-Lite, Deflecto, and Rolite.

Net sales for the three months ended March 31, 1998 increased $7.8 million or 129.0% and operating income for the first quarter increased $1.5 million or 296.0%. The increase in sales is primarily due to the acquisitions of Deflecto and Rolite during the first quarter of 1998. Deflecto and Rolite contributed sales in the first quarter of 1998 of $7.1 million and $0.4 million, respectively. In addition, net sales increased due to higher sales of warning triangles, bike reflectors, and other bike parts at Sate-Lite, $0.2 million, each. Partially offsetting these increases are lower sales of plastic injection molded products at Beemak, $0.3 million.

Operating income increased primarily due to the acquisitions of Deflecto and Rolite, as discussed above. Deflecto and Rolite contributed operating income in the first quarter 1998 of $1.2 million and $0.1 million, respectively. In addition, the increase was due to higher operating income at Sate-Lite, $0.2 million, stemming from increased sales of higher gross margin products.
PAGE 19

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating margin increased 6.0%, from 8.3% in 1997 to 14.3% in 1998, primarily due to the acquisitions of Deflecto and Rolite and increased gross profit and decreased depreciation expense at Sate-Lite.

     Motors and Gears. As of March 31, 1998, the Motors and Gears group consisted of Imperial, Scott, Gear, Merkle-Korff, ED&C, and Motion Control.

Net sales for the first three months of 1998 increased $27.0 million or 85.8% and operating income for the first quarter increased $3.6 million or 51.1%. The increase in sales is primarily due to the acquisitions of FIR Group, ED&C Company, and Motion Control Engineering in June 1997, October 1997, and December 1997, respectively. FIR, ED&C, and Motion Control contributed sales in the first quarter of 1998 of $9.4 million, $3.5 million, and $11.6 million, respectively, or 90.7% of the total increase in sales. In addition, sales increased due to a 5.8% increase in sales of sub-fractional motors and a 17.0% increase in sales of fractional/integral motors. These increases are attributed to continued strength in the vending and appliance markets and stronger sales in the floor care and elevator markets, respectively.

The increase in operating income is primarily due to the increase in sales of sub-fractional motors and fractional/integral motors, as discussed above. Operating margin decreased 4.2%, from 22.5% in 1997 to 18.3% in 1998, primarily due to FIR, ED&C, and Motion Control operating at a slightly lower gross margin than the rest of the group.

     Telecommunications Products.  As of March 31, 1998, the
Telecommunications Products group consisted of Dura-Line, AIM, Cambridge, Johnson Components, Diversified, Viewsonics, Vitelec, Bond, Northern Technologies, LoDan, EEI, and TSI.

Net sales for the three months ended March 31, 1998 increased $25.2 million or 53.7% and operating income for the first quarter increased $1.2 million or 17.8%. The increase in sales is primarily due to the acquisitions of LoDan, EEI, and TSI which occurred subsequent to the first quarter of 1997. LoDan, EEI, and TSI contributed sales in the first quarter of 1998 of $6.7 million, $4.1 million, and $10.6 million, respectively. In addition, K&S Sheet Metal was acquired during the first three months of 1998 and contributed sales of $2.6 million. Sales also increased due to higher sales of infrastructure products and equipment, particularly power conditioning systems and CATV products, increased sales of electronic connectors, and higher sales of custom assemblies. Partially offsetting these increases are decreased sales of cable conduit due to severe weather conditions in the west coast and southern United States markets, an unfavorable currency differential between the United States dollar and the British pound and Czech crown, and the closure of a facility in China for facility upgrades.

Operating income increased primarily due to the acquisitions of LoDan, EEI,


PAGE 20

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



and TSI, as discussed above. LoDan, EEI, and TSI contributed operating income in the first quarter of 1998 of $0.7 million, $0.1 million, and $1.8 million, respectively. Partially offsetting these increases is decreased operating income at Dura-Line and Diversified due to lower overhead absorption, and lower operating income at Cambridge due to lower sales of higher margin products. Operating margin decreased 3.3%, from 14.1% in 1997 to 10.8% in 1998, due to lower overhead absorption, decreased gross profit on electronic connectors, and higher amortization costs related to the new acquisitions.

     Welcome Home. Net sales decreased $2.5 million or 100.0%, and the operating loss decreased $1.1 million or 100.0%. Due to Welcome Home filing Chapter 11 bankruptcy on January 21, 1997, the results of operations of Welcome Home are not included in the consolidated results of the Company at March 31, 1998. See Note F.

     Consumer and Industrial Products. As of March 31, 1998, the Consumer and Industrial Products group consisted of DACCO, Riverside, Parsons, Cape Craftsmen, Cho-Pat, and Dura-Line Retube.

Net sales for the three months ended March 31, 1998 decreased $1.9 million or 4.6% and operating income for the first quarter decreased $1.1 million or 20.2%. The decrease in sales is primarily due to the sales of Paw Print and Hudson in July 1997 and May 1997, respectively. Paw Print and Hudson contributed sales in the first quarter of 1997 of $4.3 million and $4.6 million, respectively. In addition, sales decreased due to lower contract distribution sales at Riverside, $0.4 million. Partially offsetting these decreases are higher sales of rebuilt converters at Dacco, $0.6 million, increased sales of bibles, books, and video tapes at Riverside, $0.4 million, $1.3 million, and $0.2 million, respectively, higher sales of aircraft parts at Parsons, $0.3 million, increased sales of wooden furniture and other accessories at Cape, $3.7 million, higher sales of plastic pipe at Dura-Line Retube, $0.5 million, and sales at Cho-Pat, $0.4 million, due to the acquisition of the company in September 1997.

Operating income decreased primarily due to the sale of Paw Print and Hudson, as discussed above. Paw Print and Hudson contributed operating income in the first quarter of 1997 of $0.5 million and $1.5 million, respectively. Partially offsetting these decreases is higher operating income at: Dacco, $0.2 million, Riverside, $0.1 million, Parsons, $0.3 million, Cape, $0.1 million, Cho-Pat, $0.1 million, and Dura-Line Retube, $0.1 million. The offsetting increase to operating income is primarily due to increased sales of higher gross margin products at Dacco and increased gross profit at Parsons stemming from a reduction in overhead costs and an increase in sales of titanium hot formed products. Operating margin decreased 1.9%, from 12.8% in 1997 to 10.9% in 1998, primarily due to the divestitures of Paw Print and Hudson.



PAGE 21

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Consolidated Results:  (See Condensed Consolidated Statements of
Operations.)

Consolidated net sales for the first three months of 1998 increased $56.2 million or 37.1% and operating income for the first quarter increased $4.4 million or 31.5%. The increase in sales is primarily due to the 1998 acquisitions of Deflecto and Rolite in the Jordan Specialty Plastics group and K&S Sheet Metal in the Telecommunications Products group. In addition, sales increased due to the 1997 acquisitions that occurred subsequent to the first quarter of 1997: FIR, ED&C, and Motion Control in the Motors and Gears group; LoDan, EEI, and TSI in the Telecommunications Products group; and Cho-pat in the Consumer and Industrial Products group. Sales also increased due to higher sales of ad specialty products and calendars in the Specialty Printing and Labeling group, increased sales of bike reflectors, warning triangles, and other bike products in the Jordan Specialty Plastics group, higher sales of sub-fractional motors and fractional/integral motors in the Motors and Gears group, increased sales of power conditioning systems, CATV products, electronic connectors, and custom cable assemblies in the Telecommunications Products group, and higher sales of rebuilt converters, bibles, books, videotapes, and aircraft parts in the Consumer and Industrial Products group. Partially offsetting these increases are lower sales of shielding devices in the Specialty Printing and Labeling group, decreased sales of cable conduit in the Telecommunications Products group, and lower sales in the Consumer and Industrial Products group due to the sales of Paw Print and Hudson during 1997.

The increase in operating income is primarily due to the 1998 and 1997 acquisitions, as discussed above. In addition, operating income increased due to lower selling, general, and administrative costs in the Specialty Printing and Labeling group, the higher sales of sub-fractional and fractional/integral motors in the Motors and Gears group, a reduction in overhead costs and an increase in sales of titanium hot-formed products in the Consumer and Industrial Products group, and the deconsolidation of Welcome Home. Partially offsetting these increases is decreased operating income due to lower overhead absorption and lower sales of higher margin products in the Telecommunications Products group and decreased sales in the Consumer and Industrial Products group due to the sales of Paw Print and Hudson, as discussed above. Operating margin remained consistent between 1997 and 1998.

Interest expense increased $7.7 million or 41.6% due to higher debt levels stemming from the Company's July 1997 debt and preferred stock offering at JTP and the Company's December 1997 debt offering at Motors and Gears. Interest expense also increased due to the financing of the Company's acquisitions. Interest income remained consistent between 1997 and 1998.

     Liquidity and Capital Resources. The Company had approximately $201.2 million in working capital at March 31, 1998, compared to $176.5 million at the end of 1997, representing an increase of $24.6 million or 14.0%. This increase is due to increased net trade receivables, higher inventory, and decreased accrued liabilities. Partially offsetting these increases in PAGE 22

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



working capital is an increased accounts payable balance and a higher advance deposits balance.

Net cash used in operating activities for the three months ended March 31, 1998 is $3.5 million, compared to $3.4 million used in operating activities in the same period of 1997.

Net cash used in investing activities for the three months ended March 31, 1998 is $59.1 million, compared to $8.7 million used in investing activities in the same period of 1997. This increase is primarily due to the acquisitions of Deflecto, Rolite, and K&S Sheet Metal.

Net cash provided by financing activities for the three months ended March 31, 1998 is $64.4 million, compared to $10.0 million provided by financing activities in the same period of 1997. This increase is primarily due to increased revolver borrowings at the JTP and JII levels.

None of the subsidiaries require significant amounts of capital spending to sustain current operations or to achieve projected growth.

The Company expects its principal sources of liquidity to be from its operating activities and funding from the revolving line-of-credit agreement. The Company further expects that these sources will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next 12 month. PAGE 23


PART II.  OTHER INFORMATION



Item 1.Legal Proceedings
               None

Item 2.Changes in Securities
               None

Item 3.Defaults upon Senior Securities
               None

Item 4.Submission of Matters to a Vote of Security Holders
               None

Item 5.Other Information
               None

Item 6.Exhibits and Reports on Form 8-K
               None

                  27.  EDGAR Financial Data Schedule

SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JORDAN INDUSTRIES, INC.





May 15, 1998                         By:   /s/ Thomas C. Spielberger
                                        Thomas C. Spielberger
                                        Senior Vice President,
                                        Finance and Accounting