Form 10-Q
period 1998-06-30
JORDAN INDUSTRIES INC
filed 1998-08-14
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C.  20549

     --------------------


     FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1998      Commission File Number 33-24317

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

The number of shares outstanding of Registrant's Common Stock as of August 14, 1998: 98,501.0004.

     JORDAN INDUSTRIES, INC.

     INDEX

Part I.                                                 Page No.

     Financial Information

     Condensed Consolidated Balance Sheets
     at June 30, 1998, and December 31, 1997                 3

     Condensed Consolidated Statements of Operations
     for the Three Months and Six Months Ended
     June 30, 1998 and 1997                                  4

     Condensed Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 1998 and 1997         5

     Notes to Condensed Consolidated Financial
     Statements                                              6

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations          17


Part II.

     Other Information                                      25

     Signatures                                             26

     JORDAN INDUSTRIES, INC.
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                June 30,     December 31,
                                                  1998           1997
                                               (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                  $   24,573        $ 52,500
  Accounts receivable, net                      160,923         134,177
  Inventories                                   152,195         124,000
  Prepaid expenses and other current assets      19,080          12,706
     Total Current Assets                       356,771         323,383

Property, plant and equipment, net              123,196         105,070
Investments in and advances to affiliates         1,722           1,722
Goodwill, net                                   498,265         433,294
Other assets                                     71,320          66,762
     Total Assets                            $1,051,274        $930,231

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
  Notes payable                              $      396        $  2,650
  Accounts payable                               69,126          58,781
  Accrued liabilities                            67,746          70,473
  Advance deposits                                6,953           5,424
  Current portion of long-term debt              10,214           9,547
     Total Current Liabilities                  154,435         146,875

Long-term debt                                1,048,848         921,871
Other non-current liabilities                     9,271          13,403
Deferred income taxes                             1,444           1,444
Minority interest                                 1,662              88
Preferred stock                                  23,717          21,835
Net Capital Deficiency:
  Common stock                                        1               1
  Additional paid-in capital                      2,116           2,116
  Accumulated comprehensive income               (2,491)           (504)
  Accumulated deficit                          (187,729)       (176,898)
     Total Net Capital Deficiency              (188,103)       (175,285)
     Total Liabilities and Net Capital
      Deficiency                             $1,051,274        $930,231


     See accompanying notes to condensed consolidated financial statements.

     JORDAN INDUSTRIES, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (unaudited)
     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                        SIX MONTHS ENDED
                                      SECOND QUARTER        June 30,
                                      1998      1997     1998      1997

Net sales                           $245,516  $173,346 $453,218 $324,889
Cost of sales, excluding
 depreciation                        154,449   107,367  288,156  203,059
Selling, general and administra-
 tive expenses, excluding deprecia-
 tion                                 45,851    34,707   89,315   67,802
Depreciation                           5,862     4,651   11,226    9,027
Amortization of goodwill and other
  intangibles                          5,411     3,654   10,431    6,906
Stock appreciation rights expense          -    15,418        -   15,418
Management fees and other              2,297       348    4,068    1,500

Operating income                      31,646     7,201   50,022   21,177

Other (income) and expenses:
  Interest expense                    27,248    19,199   53,559   37,775
  Interest income                       (634)     (894)  (1,432)  (1,606)
  Loss (gain) on sale of
    subsidiary and other               5,045   (18,275)   5,048  (18,012)
     Total other expenses             31,659        30   57,175   18,157
Income (loss) before income taxes,
 minority interest, equity in
 investee, and extraordinary items       (13)    7,171   (7,153)   3,020
Provision (benefit) for income taxes    (561)      923    1,561    1,200
Income (loss) before minority
  interest, equity in investee,
  and extraordinary items                548     6,248   (8,714)   1,820
Minority interest                        (70)     (376)    (219)    (764)
Equity in investee                         -    (3,383)       -   (4,168)
Income (Loss) before extraordinary
   items                                 478     2,489   (8,933)  (3,112)
Extraordinary items                        -    (9,044)       -   (9,363)
Net income (loss)                    $   478   $(6,555)$ (8,933)$(12,475)



     See accompanying notes to condensed consolidated financial statements.

     PAGE 5
     JORDAN INDUSTRIES, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (unaudited)
     (ALL DOLLAR AMOUNTS IN THOUSANDS)
                                                       SIX MONTHS ENDED
                                                           June 30,
                                                      1998        1997
Cash flows from operating activities:
 Net loss                                          $ (8,933)   $(12,475)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                   21,657      15,813
     Provision for deferred income taxes                  -         163
     Amortization of deferred financing fees          2,273       1,864
     Minority interest                                  219         764
     Non-cash interest                               12,951       6,776
     Equity in investee                                   -       4,168
     Extraordinary item                                   -       9,363
     Loss (gain) on sale of subsidiary                5,000     (18,508)
     Changes in operating assets and
      liabilities net of effects from
      acquisitions:
        Increase in current assets                  (32,703)    (13,328)
        Increase (decrease) in current liabilities    9,566      (3,199)
        Decrease (increase) in non-current assets     1,212      (6,000)
        Decrease (increase) in non-current
         liabilities                                 (3,113)      3,630
        Net cash provided by (used in)
         operating activities                         8,129     (10,969)

Cash flows from investing activities:
   Net proceeds from sale of a subsidiary                 -      35,218
   Capital expenditures, net                         (9,872)     (5,758)
   Advances to affiliates                                 -      (1,335)
   Acquisition of subsidiaries                     (114,044)    (70,913)
   Additional purchase price payments and
    SARA payments                                    (9,913)          -
   Net cash acquired in purchase of subsidiaries      2,222         456
   Other                                                  -        (446)
        Net cash used in investing activities      (131,607)    (42,778)

Cash flows from financing activities:
   Proceeds from Motors and Gears, Inc.
    common stock issuance                                 -       1,100
   Proceeds from revolving credit facilities, net    99,500      56,000
   Repayment of long-term debt                       (6,554)     (5,263)
   Other borrowing                                    1,898           -
   Other                                                 51           -
     Net cash provided by financing activities       94,895      51,837

Foreign currency translation                            656           -
Net decrease in cash and cash equivalents           (27,927)     (1,910)
Cash and cash equivalents at beginning of period     52,500      32,797
Cash and cash equivalents at end of period         $ 24,573    $ 30,887

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

B.  Inventories

Inventories are summarized as follows:
                                                 June 30,    December 31,
                                                   1998           1997
     Raw materials                                $ 53,619      $ 45,324
     Work-in-process                                15,016        15,897
     Finished goods                                 83,560        62,779
                                                  $152,195      $124,000


C.  Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30,1998 and December 31, 1997, are as follows:

                                           June 30,          December 31,
                                            1998                 1997
Deferred tax liabilities

Intangibles                               $ 4,711                $ 4,393
Tax over book depreciation                  7,260                  7,260
Basis in subsidiary                           798                    798
Lifo reserve                                   62                     83
Intercompany tax gain                       7,289                  7,289
Other                                         610                    531
Total deferred tax liabilities             20,730                 20,354

     JORDAN INDUSTRIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (unaudited)
     (ALL DOLLAR AMOUNTS IN THOUSANDS)


Deferred tax assets

NOL carryforwards                          39,914            37,482
Accrued interest on discount debentures    13,510            13,510
Stock Appreciation Rights Agreements        2,682             3,772
Pension obligation                            143               444
Vacation accrual                              625               891
Uniform capitalization of inventory         1,712             1,501
Allowance for doubtful accounts             1,243             1,125
Foreign NOL's                               5,372             3,582
Deferred financing fees                       711               814
Intangibles                                 1,311             1,242
Tax asset basis over book basis at
  subsidiary                                7,289             7,289
Other                                         214               484
Total deferred tax assets                  74,726            72,136
Valuation allowance for deferred
 tax assets                               (55,440)          (53,226)
Net deferred tax assets                    19,286            18,910
Net deferred tax
 liabilities                              $ 1,444          $  1,444

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

Total comprehensive income was $1,391 and ($5,274) for the three months ended June 30, 1998 and 1997, respectively, and ($6,946) and ($14,058) for the six months ended June 30, 1998 and 1997, respectively.

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

F.  Acquisition and Formation of Subsidiaries

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

The purchase price of $43,000, including costs directly related to the transaction, was preliminarily allocated to working capital of $8,598, property, plant, and equipment of $6,346, other long term assets and liabilities of ($1,941), and resulted in an excess purchase price over net identifiable assets of $29,997. The acquisition was financed with cash from the Jordan Industries, Inc. credit line and a $5,000 subordinated seller note.

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

On May 15, 1998, the Company acquired all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliated corporations (collectively "ADC") for $55,500. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $9,247; property and equipment of $4,088; covenants not to compete of $662; other long-term assets and liabilities of $53; and resulted in an excess purchase price over net identifiable assets of $41,450. ADC designs and manufactures special purpose, custom designed motors for use in electric lift trucks, power sweepers, electric utility vehicles, golf carts, electric boats, and other niche products. ADC also designs and manufactures its own production equipment as well as electric motor components know as commutators.

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

<PAGE 10>

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

<PAGE 11>

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





<PAGE 12>

     JORDAN INDUSTRIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)
     (ALL DOLLAR AMOUNTS IN THOUSANDS)


Unaudited pro forma information with respect to the Company as if the 1998 and 1997 acquisitions had occurred on January 1, 1997 is as follows:

                                                      SIX MONTHS ENDED
                                                           June 30,
                                                       1998      1997

Net sales                                             $461,647  $425,868
Net income (loss) before taxes                          (1,613)      298
Net income (loss)                                       (5,350)   (5,317)

G.  Welcome Home Chapter 11 Filing

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

As a result of Welcome Home's Chapter 11 filing, the Company no longer has the ability to control the operations and financial affairs of Welcome Home. Accordingly, the Company no longer consolidates Welcome Home in its financial statements as of January 21, 1997, the date of the filing. For the period ended January 21, 1997, the Company recorded a net loss of $1,195 related to Welcome Home. The amount due to the Company from Welcome Home was $1,466 as of June 30, 1998.

Cape Craftsmen, a consolidated subsidiary of the Company, would also be adversely affected by a liquidation of Welcome Home. In the second quarter of 1998, Cape's sales to Welcome Home were $3,100, or 56.8%, of Cape's total second quarter sales. Cape's receivable outstanding related to these sales was $2,314 at June 30, 1998.





<PAGE 13>

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

I.  Payment of Stock Appreciation Rights

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

On April 10, 1997, the Company paid the former shareholders pursuant to an agreement ("The Redemption Agreement"), as if the subsidiary was sold for $110,000. The former shareholders received $9,438 in cash and a deferred payment of $5,980 over five years including interest. The Redemption Agreement also requires that $1,875 of remaining preferred stock be redeemed one year from the date of the agreement. The Company recorded a charge of $15,418 related to this agreement during 1997. The Company paid $1,200 during 1998 and has a remaining liability of $4,800 at June 30, 1998.

As consideration for the signing of the Redemption Agreement, the Company further agreed to pay the former shareholders non-compete payments totaling $352 and a special bonus of approximately $454, determined based on a percentage of the subsidiary's gross profit during fiscal 1997.

In connection with the Company's acquisitions of AIM and Cambridge in 1989, the seller of these companies was granted stock appreciation rights. The formula used to value these rights was calculated by determining 20% of a multiple of average cash flow of these companies for the two years preceding the date when these rights were exercised, less the indebtedness of these companies. The seller passed away during the third quarter of 1996 and the seller's estate exercised these rights. The total amount owed under these rights is approximately $6,260. AIM had fully accrued for these rights as of December 31, 1996. In 1997, the Company entered into an agreement to purchase and redeem the Estate's and Decedent's interest in the SAR for $3,111 in cash and a deferred payment, including interest at 9% per annum, of $3,391 payable on May 2, 1998. JTP paid the remaining liability of $3,391 on May 4, 1998.

<PAGE 14>

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

The Company has a contingent purchase price agreement relating to its acquisition of Viewsonics in 1996. The plan is based on Viewsonics achieving certain earnings before interest and taxes and can pay a minimum of $0 and a maximum of $2,000 for the year ended July 31, 1997 and $3,000 for the year ending July 31, 1998. As of December 31, 1997, the Company had accrued $1,388 for the plan year ended July 31, 1997. No amounts have been accrued for the plan year ending July 31, 1998. The Company paid $1,388 to the former owner of Viewsonics during the first quarter of 1998.

The Company has a contingent purchase price agreement relating to its acquisition of Motion Control on December 18, 1997. The terms of the Company's Motion Control acquisition agreement provides for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. The agreement becomes exercisable in 2003 and payments, if any, under the contingent agreement will be placed in a trust and paid out in cash in equal annual installments over a four year period.

In addition, the Company has an agreement to make an additional purchase price payment of up to $4,000 to the former owners of TSI if certain earnings projections are met on or before March 1, 1999.

The Company has a contingent purchase price agreement relating to its acquisition of Advanced D.C. The contingent purchase price of up to $5,600 is dependent upon the acquired entity's results of operations exceeding certain targeted levels substantially above its historical experience.

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

<PAGE 15>

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

Holders of the JTP Senior Preferred Stock are entitled to receive dividends at a rate of 13.25% per annum of the liquidation preference. All dividends are cumulative, whether or not earned or declared, and are payable on February 1, May 1, August 1, and November 1 of each year. On or before August 1, 2002, JTP may, at its option, pay dividends in cash or in additional shares of JTP Senior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After August 1, 2002, dividends may be paid only in cash. On November 1, 1997, JTP issued 889.3836 of additional shares of JTP Senior Preferred Stock, as payment of dividends through that date. On February 1, 1998 and May 1, 1998, the Company issued 864.6345 and 864.3747 shares of Senior Preferred Stock, respectively, as payment of dividends.

The JTP Senior Preferred Stock has no voting rights and is mandatorily redeemable on August 1, 2009.

L.  Foreign Exchange Instruments and Risk Management

The Company enters into foreign currency forward exchange contracts to hedge transactions and firm commitments that are denominated in foreign currencies (principally the Czech Koruna and Italian Lira) and not to engage in currency speculation. The Company primarily utilizes forward exchange contracts with a duration of one year or less. Gains or losses on hedges of transaction exposures are included in income in the period in which exchange rates change. Gains and losses on contracts which hedge specific foreign currency denominated commitments, primarily royalty payments from the Company's Czech and Italian operations, are deferred and recognized in the basis of the transactions underlying the commitments.

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

The Company has $6,257 notional amount of foreign currency forward exchange contracts outstanding at June 30, 1998 ($0 at December 31, 1997).

M.  Subsequent Events

On July 9, 1998, the Company sold its stock of Diversified Wire and Cable

<PAGE 16>

     JORDAN INDUSTRIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)
     (ALL DOLLAR AMOUNTS IN THOUSANDS)

for $16,000 which resulted in a loss of $5,000. JTP adjusted the carrying value of Diversified's net assets as of June 30, 1998 and recorded a charge of $5,000 to reflect this loss. The proceeds from the sale were used to pay $1,500 in subordinated seller notes to the original owners of Diversified, $13,500 to pay down JTP's revolving credit facility, and $1,000 which is placed in escrow until January 9, 1999, pending certain events subsequent to the sale. Diversified's results of operations for the three and six months ended June 30, 1998 and 1997 were as follows:

                                                    SIX MONTHS ENDED
                           Second Quarter               June 30,
                           1998     1997             1998        1997
Net Sales                $7,718   $7,617          $15,697     $15,193
Operating Income            257      422              668       1,034
Net Income (loss)          (339)    (182)            (502)       (204)


On July 14, 1998, the Company, through its 70% owned subsidiary, TSI, purchased the net assets of Opto-Tech Industries, Inc. ("Opto-Tech"). Opto-Tech assembles and sells radio frequency interference products, attenuators and message waiting indicators to Regional Bell Operating Company's, independent phone operators and distributors of telecommunications products. The purchase price of $6,400, including costs incurred directly related to the transaction, has not been allocated at this time. The acquisition was financed with $5,150 of borrowings from JTP's revolving credit agreement and $1,250 of subordinated seller notes.












<PAGE 17>

     MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     (UNAUDITED)
     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                     SIX MONTHS ENDED
                                     SECOND QUARTER       June 30,
                                      1998    1997     1998      1997
Net Sales:
Specialty Printing and Labeling    $ 31,710  $31,305 $ 55,446  $ 54,521
Jordan Specialty Plastics (c)        19,016    6,318   32,828    12,350
Motors and Gears                     71,700   34,999  130,267    66,518
Telecommunications Products (c)      82,109   59,278  154,210   106,203
Welcome Home (d)                          -        -        -     2,456
Consumer and Industrial Products(c)  40,981   41,446   80,467    82,841
     Total                         $245,516 $173,346 $453,218  $324,889

Operating Income:
Specialty Printing and Labeling    $  3,426 $  3,108  $ 3,553  $  3,152
Jordan Specialty Plastics (c)         2,097      915    3,861     1,230
Motors and Gears                     12,038    7,601   21,029    14,216
Telecommunications Products (c)       9,015   (7,112)  15,122    (1,407)
Welcome Home (d)                          -        -        -    (1,107)
Consumer and Industrial Products(c)   5,228    3,884    8,344     8,019
     Total(a)                      $ 31,804  $ 8,396  $51,909  $ 25,210

Operating Margins (b):
Specialty Printing and Labeling      10.8%     9.9%     6.4%      5.8%
Jordan Specialty Plastics(c)         11.0     14.5     11.8      10.0
Motors and Gears                     16.8     21.7     16.1      21.4
Telecommunications Products (c)      11.0    (12.0)     9.8      (1.3)
Welcome Home (d)                        -        -        -     (45.1)
Consumer and Industrial Products(c)  12.8      9.4     10.4       9.7
     Consolidated (a)                13.0      4.8     11.5       7.8

(a) The total does not include corporate overhead is $158 and $1,195 for the second quarter ended June 30, 1998 and 1997, respectively, and $1,887 and $4,033 for the six months ended June 30, 1998 and 1997, respectively.

(b)     Operating margin is operating income divided by net sales.

(c) In 1998, Sate-Lite and Beemak were reclassified from the Consumer and Industrial Product segment to the Jordan Specialty Plastics segment. In 1997, the Retube product line of Dura-Line was reclassified from the Telecommunications Products segment to the Consumer and Industrial Products segment. Prior period results were also restated into these new groups in order to provide accurate comparisons between periods.

(d) For the period from January 1, 1997 to January 21, 1997, the date of the Chapter 11 filing. See Footnote G.

<PAGE 18>

     MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1997 10-K and the financial statements and the related notes thereto which are included elsewhere in this quarterly report.

Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the second quarter ended June 30, 1998 and 1997. This discussion reviews the foregoing segment data and certain of the consolidated financial data for the Company.

Specialty Printing and Labeling. As of June 30, 1998, the Specialty Printing and Labeling group consisted of SPAI, Valmark, Pamco, and Seaboard.

For the second quarter and first six months of 1998, net sales increased $0.4 million or 1.3%, and $0.9 million or 1.7%, respectively, over the same periods last year. The second quarter increase is due to higher sales of ad specialty products at SPAI, $0.4 million, increased sales of membrane switches and shielding devices at Valmark, $0.4 million and $0.7 million, respectively, and higher sales of folding boxes at Seaboard, $0.4 million. Partially offsetting these increases are lower sales of calendars and school annuals at SPAI, $0.1 million each, decreased sales of screen printed and rollstock products at Valmark, $0.1 million and $1.1 million, respectively, and lower sales of labels at Pamco, $0.1 million. The increase in sales for the first six months of 1998 is due to higher sales of ad specialty products and calendars at SPAI, $1.5 million and $0.3 million, respectively, increased sales of membrane switches at Valmark, $0.6 million, and higher sales of folding boxes at Seaboard, $0.1 million. Partially offsetting these increases are lower sales of school annuals at SPAI, $0.2 million, and decreased sales of screen printed and rollstock product at Valmark, $0.2 million and $1.2 million, respectively. The sales gains for both periods at SPAI reflect continued focus on growing the corporate programs segment of the ad specialty business while the increased sales of membrane switches shows the continued diversification of Valmark's customer base.

For the second quarter and first six months of 1998, operating income increased $0.3 million or 10.2%, and $0.4 million or 12.7%, respectively, over the same periods last year. The second quarter increase is due to higher operating income at Valmark, $0.1 million, increased operating income at Seaboard, $0.2 million, and decreased corporate expenses, $0.2 million. Partially offsetting these increases is lower operating income at SPAI, $0.2 million. The six month increase in operating income is due to higher operating income at Valmark, $0.1 million, increased operating income at Seaboard, $0.2 million, and decreased corporate

<PAGE 19>

     MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expenses, $0.1 million. The improved operating income at Valmark is due to Valmark negotiating more favorable pricing with customers, the increase at Seaboard is due to higher sales more fully absorbing fixed operating expenses, and the decreased corporate expenses is due to lower bank fees as bank debt was repaid in 1997. The decrease in SPAI's operating income is due to the hiring of additional salespeople to focus on continued growth in the ad specialty segment.

For the second quarter and first six months of 1998, the operating margin increased to 10.8% and 6.4%, respectively, from 9.9% and 5.8%, respectively, due to the reasons mentioned above.

Jordan Specialty Plastics. As of June 30, 1998, the Jordan Specialty Plastics group consisted of Beemak, Sate-Lite, Deflecto, and Rolite.

For the second quarter and first six months of 1998, net sales increased $12.7 million or 201.0%, and $20.5 million or 165.8%, respectively, over the same periods last year. The increase in second quarter sales is primarily due to the acquisitions of Deflecto and Rolite during the first quarter of 1998. Deflecto and Rolite contributed sales in the second quarter of 1998 of $12.1 million and $0.9 million, respectively. In addition, net sales of warning triangles increased at Sate-Lite, $0.1 million. Partially offsetting these increases are decreased sales of bike reflectors and custom molding products at Sate-Lite, $0.2 million each. The increase in sales for the first six months of 1998 is also due primarily to the acquisitions of Deflecto and Rolite. Deflecto contributed $19.2 million in the first six months while Rolite contributed $1.2 million. In addition, sales increased due to higher sales of bike parts and warning triangles at Sate-Lite, $0.2 million and $0.3 million, respectively. Partially offsetting these increases are lower sales of plastic injection molded products at Beemak, $0.4 million.

For the second quarter and first six months of 1998, operating income increased $1.2 million or 129.2%, and $2.6 million or 213.9%, respectively. The increase in second quarter operating income is primarily due to the acquisitions of Deflecto and Rolite, as discussed above. Deflecto and Rolite contributed operating income in the second quarter of 1998 of $1.6 million and $0.1 million, respectively. Partially offsetting these increases is lower operating income at Sate-Lite and Beemak, $0.4 million and $0.1 million, respectively. The six month increase in operating income is primarily due to the acquisitions of Deflecto and Rolite who contributed operating income in 1998 of $2.7 million and $0.2 million, respectively. Partially offsetting these increases is decreased operating income at Sate-Lite and Beemak, $0.2 million and $0.1 million, respectively. The decrease in operating income at Sate-Lite is due to unfavorable fluctuations in resin prices while the decreased operating income at Beemak is primarily due to the lower absorption of fixed operating expenses at a lower sales level.

<PAGE 20>

     MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the second quarter and first six months of 1998, the operating margin decreased to 11.0% and increased to 11.8%, respectively, from 14.5% and 10.0%, respectively, in 1997. The decrease in second quarter operating margin is due to the reasons mentioned above.

Motors and Gears. As of June 30, 1998, the Motors and Gears group consisted of Imperial, Scott, Gear, Merkle-Korff, ED&C, Motion Control, and Advanced D.C.

For the second quarter and first six months of 1998, net sales increased $36.7 million or 104.9%, and $63.7 million or 95.8%, respectively, over the same periods last year. The second quarter increase in sales is primarily due to the acquisitions of FIR Group, ED&C, Motion Control Engineering, and Advanced D.C. in June 1997, October 1997, December 1997, and May 1998, respectively. FIR, ED&C, Motion Control, and Advanced D.C. contributed sales in the second quarter of 1998 of $11.5 million, $3.0 million, $13.5 million, and $5.6 million, respectively, or 91.6% of the total increase in sales. In addition, sales increased due to an 11.0% increase in sales of sub-fractional motors and a 2.0% increase in sales of fractional/integral motors. The six month increase in net sales is also primarily due to the acquisitions of FIR, ED&C, Motion Control, and Advanced D.C. These companies contributed sales in 1998 of $20.9 million, $6.5 million, $25.1 million, and $5.6 million, respectively. In addition, sales of sub-fractional motors and fractional/integral motors both increased 9.0%. These increases are attributed to continued strength in the vending machine and appliance markets and stronger sales in the floor care and elevator markets, respectively.

For the second quarter and first six months of 1998, operating income increased $4.4 million or 58.4%, and $6.8 million of 47.9%, respectively, over the same periods last year. The second quarter increase in operating income is due to the acquisitions and higher sales of sub-fractional motors and fractional/integral motors, as discussed above.

Operating margins for the second quarter and first six months of 1998 decreased to 16.8% and 16.1% from 21.7% and 21.4%, respectively, in 1997. The decrease in operating margins is primarily due to FIR, ED&C, and Motion Control operating at a slightly lower gross margin than the rest of the group.

Telecommunications Products. As of June 30, 1998, the Telecommunications Products group consisted of Dura-Line, AIM, Cambridge, Johnson Components, Viewsonics, Vitelec, Bond, Northern Technologies, LoDan, EEI, TSI, and K&S Sheet Metal.

Net sales for the second quarter and first six months of 1998 increased $22.8 million or 38.5%, and $48.0 million or 45.2%, respectively, over the same periods last year. Net sales increased primarily due to the acquisitions of LoDan, EEI, TSI, and K&S Sheet Metal which occurred in May 1997, September 1997, October 1997, and January 1998, respectively. LoDan

<PAGE 21>

     MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sales increased $4.7 million over second quarter 1997 while EEI, TSI, and K&S Sheet Metal contributed sales of $4.3 million, $12.3 million, and $3.0 million in 1998, respectively. In addition, net sales increased due to higher sales of power conditioning systems. Partially offsetting these increases are decreased sales of fiber optic conduit systems and certain custom cable assemblies. The six month increase is also primarily due to the acquisitions of LoDan, EEI, TSI, and K&S Sheet Metal, as discussed above. LoDan sales increased $11.4 million over the same period in 1997 while EEI, TSI, and K&S Sheet Metal contributed sales of $8.4 million, $22.9 million, and $5.5 million, respectively. The increase is also due to higher sales of infrastructure products and equipment, particularly power conditioning systems and CATV products. Partially offsetting these increases are decreased sales of fiber optic conduit systems and certain custom cable assemblies.

For the second quarter and first six months of 1998, operating income increased $16.1 million or 226.8%, and $16.5 million or 1174.8%, respectively, over the same periods last year. Operating income increased primarily due to a payment of $15.4 million for stock appreciation rights which reduced operating income in the second quarter of 1997. In addition, second quarter operating income increased due to the acquisitions discussed above. LoDan operating income increased $0.6 million over second quarter 1997 while EEI, TSI, and K&S Sheet Metal contributed operating income of $0.3 million, $1.5 million, and $0.5 million, respectively. The six month increase is primarily due to the payment of $15.4 million for stock appreciation rights in 1997, as discussed above. In addition, operating income increased due to the acquisitions discussed above. LoDan operating income increased $1.2 million over the same period in 1997 while EEI, TSI, and K&S Sheet Metal contributed operating income of $0.3 million, $3.3 million, and $1.1 million, respectively. Partially offsetting these increases is decreased operating income from the infrastructure products and equipment segment due to lower sales of higher margin product and higher amortization costs related to the new acquisitions.

For the second quarter and first six months of 1998, operating margins increased to 11.0% and 9.8%, respectively, from (12.0%) and (1.3%), respectively, in 1997. The increases are due to the reasons mentioned above.

Welcome Home. Net sales decreased $2.5 million or 100.0%, and the operating loss decreased $1.1 million or 100.0%. Due to Welcome Home filing Chapter 11 bankruptcy on January 21, 1997, the results of operations of Welcome Home are not included in the consolidated results of the Company at June 30, 1998. See Note G.

Consumer and Industrial Products. As of June 30, 1998, the Consumer and Industrial Products group consisted of DACCO, Riverside, Parsons, Cape Craftsmen, Cho-Pat, and Dura-Line Retube.

<PAGE 22>

     MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the second quarter and first six months of 1998, net sales decreased $0.5 million or 1.1%, and $2.4 million or 2.9%, respectively, over the same periods last year. The decrease in second quarter sales is primarily due to the divestitures of Paw Print and Hudson in July 1997 and May 1997, respectively. Paw Print and Hudson contributed sales in the second quarter of 1997 of $3.9 million and $2.1 million, respectively. In addition, sales decreased due to lower sales of aircraft parts at Parsons, $0.4 million, and decreased contract distribution sales at Riverside, $0.2 million. Partially offsetting these decreases were higher sales of rebuilt converters at Dacco, $1.2 million, increased sales of bibles, books, videos, music, and gifts at Riverside, $0.1 million, $0.8 million, $0.2 million, $0.2 million, and $0.1 million, respectively, increased sales of wooden furniture and other accessories at Cape, $3.0 million, higher sales of plastic pipe at Dura-Line Retube, $0.1 million, and sales at Cho-Pat, $0.4 million, due to the acquisition of the company in September 1997. The decrease in sales for the first six months of 1998 is also primarily due to the divestitures of Paw Print and Hudson. Paw Print and Hudson contributed sales in 1997 of $8.2 million and $6.7 million, respectively. In addition, sales decreased due to lower contract distribution sales at Riverside, $0.6 million, and lower sales of aircraft parts at Parsons, $0.2 million. Partially offsetting these decreases are increased sales of rebuilt converters at Dacco, $1.9 million, higher sales of bibles, books, video, music, and gifts at Riverside, $0.4 million, $2.0 million, $0.4 million, $0.3 million, and $0.2 million, respectively, higher sales at Dura-line Retube, $0.6 million, increased sales at Cape, $6.7 million, and sales at Cho-Pat, $0.8 million. The increase in sales at Cape reflects management's success in broadening the customer base.

For the second quarter and first six months of 1998, operating income increased $1.3 million or 34.6%, and $0.3 million or 4.1%, respectively, over the same periods last year. The increase in second quarter operating income is primarily due to higher operating income at Dacco, $1.0 million, increased operating income at Riverside, $0.2 million, and higher operating income at Cape, $1.9 million. Partially offsetting these increases is decreased operating income at Parsons, $0.2 million, and the divestitures of Paw Print and Hudson, as discussed above. Paw Print and Hudson contributed operating income in the second quarter of 1997 of $0.6 million and $1.0 million, respectively. The six month increase in operating income is primarily due to higher operating income at Dacco, Riverside, Parsons, Cape, and Cho-Pat of $1.0 million, $0.3 million, $0.1 million, $2.1 million, and $0.1 million, respectively. Partially offsetting these increases are the divestitures of Paw Print and Hudson. Paw Print and Hudson contributed operating income of $1.1 million and $2.2 million, respectively, in 1997. The increase in operating income is primarily due to increased sales of higher gross margin product at Dacco and Riverside, as well as increased absorption of fixed overhead costs at Cape due to the higher sales.

Operating margin for the second quarter and first six months of 1998 increased to 12.8% and 10.4%, respectively, from 9.4% and 9.7%,

<PAGE 23>

     MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

respectively, in 1997. The six month decrease is primarily due to the divestitures of Paw Print and Hudson, as discussed above.

Consolidated Results:  (See Condensed Consolidated Statements of Operations.)

For the second quarter and first six months of 1998, consolidated net sales increased $72.2 million or 41.6%, and $128.3 million or 39.5%, respectively, over the same periods last year. The increase in sales is primarily due to the 1998 acquisitions of Deflecto and Rolite in the Jordan Specialty Plastics group, Advanced D.C. in the Motors and Gears group, and K&S Sheet Metal in the Telecommunications Products group. In addition, sales increased due to the 1997 acquisitions that occurred subsequent to the second quarter of 1997: Fir, ED&C and Motion Control in the Motors and Gears group; EEI and TSI in the Telecommunications Products group; and Cho-Pat in the Consumer and Industrial Products group. Sales also increased due to higher sales of ad specialty products, calendars, membrane switches, and folding boxes in the Specialty Printing and Labeling group, increased sales of bike parts and warning triangles in the Jordan Specialty Plastics group, higher sales of sub-fractional motors and fractional/intergral motors in the Motors and Gears group, higher sales of power conditioning systems and CATV products in the Jordan Telecommunicaitons group, and increased sales of rebuilt converters, bibles, books, video, music, and gifts in the Consumer and Industrial Products group. Partially offsetting these increases are decreased sales of school annuals, screen printed product, and rollstock product in the Specialty Printing and Labeling group, lower sales of plastic injection molding products in the Jordan Specialty Plastics group, decreased sales of fiber optic cable conduit systems and certain custom cable assemblies in the Jordan Telecommunications group, and lower contract distribution sales in the Consumer and Industrial Products group. In addition, sales decreased due to the divestitures of Paw Print and Hudson from the Consumer and Industrial Products group.

For the second quarter and first six months of 1998, operating income increased $24.4 million or 339.5%, and $28.8 million or 136.2%, respectively, over the same periods last year. The increase is primarily due to the 1998 and 1997 acquisitions, as discussed above. In addition, operating income increased due to the payment of stock appreciation rights in the Jordan Telecommunications group which reduced operating income in the second quarter of 1997. Operating income also increased due to more favorable pricing contracts and decreased corporate expenses in the Specialty Printing and Labeling group and increased sales of higher gross margin product and higher absorption of fixed overhead costs in the Consumer and Industrial Products group. Partially offsetting these increases is decreased operating income due to unfavorable fluctuations in resin prices in the Jordan Specialty Plastics group, lower sales of higher gross margin product and higher amortization costs in the Jordan Telecommunications group, and the divestitures of Paw Print and Hudson in the Consumer and Industrial Products group.

<PAGE 24>

     MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the second quarter and first six months of 1998 interest expense increased $8.0 million or 41.9%, and $15.8 million or 41.8%, respectively, due to higher debt levels stemming from the Company's July 1997 debt offering at JTP and the Company's December 1997 debt offering at Motors and Gears. Interest expense also increased due to the financing of the Company's acquisitions. Interest income remained consistent between 1997 and 1998.

Liquidity and Capital Resources. The Company had approximately $202.3 million in working capital at June 30, 1998, compared to $176.5 million at the end of 1997, representing an increase of $25.8 million or 14.6%. This increase is due to increased net trade receivables, higher inventory, increased prepaids, and decreased accrued liabilities. Partially offsetting these increases in working capital is an increased accounts payable balance and a higher advance deposits balance.

Operating activities. Net cash provided by operating activities for the six months ended June 30, 1998 was $8.1 million compared to $11.0 million used in operating activities during the same period in 1997. This increase is due to an increase in sales and reduction of SAR expenses, partially offset by an increase in interest expense.

Investing activities. Net cash used in financing activities for the six months ended June 30, 1998 was $131.6 million compared to $42.8 million used in investing activities during the same period in 1997. This increase is due to proceeds from sale of a subsidiary resulting from the divestiture of Hudson in the second quarter 1997, increased capital expenditures, increased acquisitions during the first half of 1998, and additional purchase price and SAR payments made during 1998.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 1998 was $94.9 million compared to $51.8 million provided by financing activities during the same period in 1997. This increase is primarily due to increased proceeds from the Company's revolving credit facilities used for working capital needs and the acquisitions of subsidiaries.

None of the subsidiaries require significant amounts of capital spending to sustain current operations or to achieve projected growth.

The Company expects its principal sources of liquidity to be from its operating activities and funding from the revolving line-of-credit agreement. The Company further expects that these sources will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next 12 months.

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


JORDAN INDUSTRIES, INC.





August 14, 1998                    By:   /s/ Thomas C. Spielberger
                                             Thomas C. Spielberger
                                             Senior Vice President,
                                             Finance and Accounting