Form 10-Q
period 1998-09-30
JORDAN INDUSTRIES INC
filed 1998-11-16
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                            --------------------


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1998      Commission File Number 33-24317

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

    The number of shares outstanding of Registrant's Common Stock as of November 16, 1998: 98,501.0004.

                           JORDAN INDUSTRIES, INC.

                                   INDEX

Part I.                                                 Page No.

     Financial Information

     Condensed Consolidated Balance Sheets                   3
     at September 30, 1998, and December 31, 1997

     Condensed Consolidated Statements of Operations         4
     for the Three Months and Nine Months Ended
     September 30, 1998 and 1997

     Condensed Consolidated Statements of Cash Flows         5
     for the Nine Months Ended September 30, 1998
     and 1997

     Notes to Condensed Consolidated Financial               7
     Statements

     Management's Discussion and Analysis of                20
     Financial Condition and Results of Operations


Part II.

     Other Information                                      28

     Signatures                                             29

                           JORDAN INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                              September 30,   December 31,
                                                  1998            1997
                                               (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                  $   21,766        $ 52,500
  Accounts receivable, net                      172,153         134,177
  Inventories                                   148,713         124,000
  Prepaid expenses and other current assets      19,112          12,706
     Total Current Assets                       361,744         323,383

Property, plant and equipment, net              132,744         105,070
Investments in affiliates                         1,722           1,722
Goodwill, net                                   496,101         433,294
Other assets                                     71,067          66,762
     Total Assets                            $1,063,378        $930,231

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
  Notes payable                              $      241        $  2,650
  Accounts payable                               73,597          58,781
  Accrued liabilities                            76,711          70,473
  Advance deposits                                5,398           5,424
  Current portion of long-term debt              10,225           9,547
     Total Current Liabilities                  166,172         146,875

Long-term debt                                1,051,475         921,871
Other non-current liabilities                     9,414          13,403
Deferred income taxes                             1,444           1,444
Minority interest                                   798              88
Preferred stock                                  24,693          21,835
Net Capital Deficiency:
  Common stock                                        1               1
  Additional paid-in capital                      2,116           2,116
  Accumulated comprehensive income               (1,177)           (504)
  Accumulated deficit                          (191,558)       (176,898)
     Total Net Capital Deficiency              (190,618)       (175,285)
     Total Liabilities and Net Capital
      Deficiency                             $1,063,378        $930,231


See accompanying notes to condensed consolidated financial statements.

                       JORDAN INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited)
                   (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                       NINE MONTHS ENDED
                                      THIRD QUARTER      September 30,
                                      1998      1997     1998      1997

Net sales                           $248,567  $183,041 $701,785  $507,930
Cost of sales, excluding
 depreciation                        158,251   116,923  446,407   319,982
Selling, general and administra-
 tive expenses, excluding deprecia-
 tion                                49,443    35,725  138,758   103,527
Depreciation                           6,370     5,072   17,596    14,099
Amortization of goodwill and other
  intangibles                          5,379     3,808   15,810    10,714
Stock appreciation rights expense          -         -        -    15,418
Management fees and other              1,446     1,049    5,514     2,549

Operating income                      27,678    20,464   77,700    41,641

Other (income) and expenses:
  Interest expense                    27,869    21,009   81,428    58,784
  Interest income                       (323)     (595)  (1,755)   (2,201)
Loss (gain) on sale of
    subsidiary and other                 397    (1,454)   5,445   (19,466)
     Total other expenses             27,943    18,960   85,118    37,117
Income (loss) before income taxes,
 minority interest, equity in
 investee, and extraordinary items      (265)    1,504   (7,418)    4,524
Provision for income taxes             1,933       167    3,494     1,367
Income (loss) before minority
  interest, equity in investee,
  and extraordinary items              (2,198)   1,337  (10,912)    3,157
Minority interest                         491      356      710     1,120
Equity in investee                          -      667        -     4,835
Income (loss) before extraordinary     (2,689)     314  (11,622)   (2,798)
   items
Extraordinary items                       179   21,630      179    30,993
Net income (loss)                     $(2,868)$(21,316)$(11,801) $(33,791)



See accompanying notes to condensed consolidated financial statements.

                                       PAGE 5
                               JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                       NINE MONTHS ENDED
                                                         September 30,
                                                      1998        1997
Cash flows from operating activities:
 Net loss                                          $(11,801)   $(33,791)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                   33,406      27,052
     Provision for deferred income taxes               -         132
     Amortization of deferred financing fees          3,421          -
     Minority interest                                  710       1,120
     Non-cash interest                               19,661      12,159
     Equity in investee                                   -       4,835
     Extraordinary item                                 179      30,993
     Loss (gain) on sale of subsidiary                5,368     (19,493)
     Changes in operating assets and
      liabilities net of effects from
      acquisitions:
        Increase in current assets                  (46,364)    (17,237)
        Increase (decrease) in current liabilities   18,108     (10,055)
        Increase in non-current assets               (9,314)     (6,848)
        Decrease (increase) in non-current
         liabilities          (2,970)      4,666
        Net cash provided by (used in)
         operating activities                        10,404      (6,467)

Cash flows from investing activities:
   Net proceeds from sale of a subsidiary            13,500      45,954
   Capital expenditures, net                        (17,181)    (11,029)
   Advances to affiliates                                 -      (4,222)
   Redemption of investment in affiliate                  -      12,500
   Acquisition of subsidiaries                     (118,071)   (112,684)
   Additional purchase price payments and
    SAR payments                                    (10,390)         -
   Net cash acquired in purchase of subsidiaries      2,240       3,049
   Other                                                 10        (241)
        Net cash used in investing activities      (129,892)    (66,673)

                                     PAGE 6
                             JORDAN INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                            (ALL DOLLAR AMOUNTS IN THOUSANDS)

Cash flows from financing activities:
   Proceeds from Motors and Gears, Inc.
    common stock issuance                                  -      1,100
   Proceeds from Jordan Telecommunication
    Products, Inc. common stock issuance                   -      1,203
   Repayment of term debt                                  -    (34,804)
   Proceeds from revolving credit facilities, net     99,500      6,000
   Repayment of long-term debt                        (8,246)    (2,682)
   Repayment of senior notes                          (3,400)  (271,600)
   Proceeds from debt issuance - Jordan
    Industries, Inc.                                       -    120,000
   Proceeds from debt issuance - Jordan
    Telecommunications Products, Inc.                      -    273,545
   Proceeds from preferred stock issuance -
    Jordan Telecommunication Products, Inc.                -     25,000
   Deferred financing costs                                -    (26,361)
   Payment of premium and consent fee                   (179)   (13,600)
   Other borrowing                                     1,687          -
     Net cash provided by financing activities        89,362     77,801

Foreign currency translation                            (608)         -
Net (decrease)increase in cash and cash equivalents  (30,734)     4,661
Cash and cash equivalents at beginning of period      52,500     32,797
Cash and cash equivalents at end of period          $ 21,766   $ 37,458

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

B.  Inventories

Inventories are summarized as follows:
                                              September 30, December 31,
                                                  1998         1997
     Raw materials                              $ 58,546      $ 45,324
     Work-in-process                              17,439        15,897
     Finished goods                               72,728        62,779
                                                $148,713      $124,000


C.  Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30,1998 and December 31, 1997, are as follows:

September 30,     December 31,
    1998             1997
Deferred tax liabilities

Intangibles                                  $ 4,612            $ 4,393
Tax over book depreciation                     7,260              7,260
Basis in subsidiary                              798                798
Lifo reserve                                      60                 83
Intercompany tax gain                          7,289              7,289
Other                                            612                531
Total deferred tax liabilities                20,631             20,354

                          JORDAN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                         (ALL DOLLAR AMOUNTS IN THOUSANDS)


Deferred tax assets

NOL carryforwards                                39,985          37,482
Accrued interest on discount debentures          13,510          13,510
Stock Appreciation Rights Agreements              2,682           3,772
Pension obligation                                  112             444
Vacation accrual                                    411             891
Uniform capitalization of inventory               1,712           1,501
Allowance for doubtful accounts                   1,432           1,125
Foreign NOL's                                     5,412           3,582
Deferred financing fees                             790             814
Intangibles                                       1,173           1,242
Tax asset basis over book basis at
  subsidiary                                      7,289           7,289
Other                                               189             484
Total deferred tax assets                        74,697          72,136
Valuation allowance for deferred
 tax assets                                     (55,510)        (53,226)
Net deferred tax assets                          19,187          18,910
Net deferred tax liabilities                    $ 1,444        $  1,444

D.  Comprehensive Income

As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Certain amounts in prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Total comprehensive income was $(1,554) and $(22,996) for the three months ended September 30, 1998 and 1997, respectively, and $(12,474)and $(37,054)for the nine months ended September 30, 1998 and 1997, respectively.

                        JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)



E.  Sale of Subsidiaries

On July 9, 1998, JTP sold its stock of Diversified Wire and Cable for $16,000 which resulted in a loss of $5,368. The proceeds from the sale were used to pay $1,500 in subordinated seller notes to the original owners of Diversified, $13,500 to pay down JTP's revolving credit facility, and $1,000 which is placed in escrow until January 9, 1999, pending certain events subsequent to the sale.

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

F.  Acquisition and Formation of Subsidiaries

On January 20, 1998, Jordan Telecommunication Products, Inc. ("JTP") through a newly created subsidiary K&S Sheet Metal Holdings ("K&S Holdings"), a subsidiary of 80% owned Bond Technologies, purchased the stock of K&S Sheet Metal ("K&S"). K&S is a manufacturer of precision metal enclosures for electronic original equipment manufacturers. K&S is located in Huntington Beach, California.

The purchase price of $15,500, including estimated costs incurred directly related to the transaction, has been preliminarily allocated to working capital of $2,666, property, plant and equipment of $1,002, non-compete agreements of $1,545 and other assets of $91 resulting in an excess purchase price over net identifiable assets of $10,196. The acquisition was financed with $14,000 of borrowings from JTP's revolving credit agreement and $1,500 of a subordinated seller note.

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

The purchase price of $43,000, including costs directly related to the transaction, was allocated to working capital of $10,402, property, plant, and equipment of $13,929, other long term assets and liabilities of ($2,030), and resulted in an excess purchase price over net identifiable assets of $20,699. The acquisition was financed with cash from the Jordan Industries, Inc. credit line and a $5,000 subordinated seller note.

On February 26, 1998, JSP purchased all of the net assets of Rolite Plastics, Inc. Rolite is a manufacturer of extruded vinyl chairmats for the office products industry.

The purchase price of $6,000 including costs directly related to the transaction, was allocated to working capital of $483, property, plant, and equipment of $793, and resulted in an excess purchase price over net identifiable assets of $4,724. The acquisition was financed with cash and a $900 subordinated seller note.

On May 15, 1998, Motors and Gears Industries, Inc. ("Motors and Gears") acquired all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliated corporations (collectively "ADC") for $55,500. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $9,345; property and equipment of $4,088; covenants not to compete of $662; other long-term assets and liabilities of $54; and resulted in an excess purchase price over net identifiable assets of $41,351. ADC designs and manufactures special purpose, custom designed motors for use in electric lift trucks, power sweepers, electric utility vehicles, golf carts, electric boats, and other niche products. ADC also designs and manufactures its own production equipment as well as electric motor components know as commutators.

On July 14, 1998, JTP, through its 70% owned subsidiary, TSI, purchased the net assets of Opto-Tech Industries, Inc. ("Opto-Tech"). Opto-Tech assembles and sells radio frequency interference products, attenuators and message waiting indicators to Regional Bell Operating Companies, independent phone operators and distributors of telecommunications products. The purchase price of $6,400, including costs incurred directly related to the transaction, has not been allocated at this time. The acquisition was financed with $5,150 of borrowings from JTP's revolving credit agreement and $1,250 of subordinated seller notes.

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

On June 12, 1997, Motors and Gears, through its newly formed wholly-owned subsidiary, FIR Group Holdings, Inc. and its wholly-owned subsidiaries, Motors and Gears Amsterdam, B.V. and FIR Group Holdings Italia, SrL, purchased all of the common stock of the FIR Group Companies, consisting of CIME S.p.A., SELIN S.p.A., and FIR S.p.A. The FIR Group Companies are manufacturers of electric motors and pumps for niche applications such as pumps for catering dishwashers, motors for industrial sewing machines, and motors for industrial fans and ventilators.

The purchase price of $51,026, including costs directly related to the transaction, was allocated to working capital of $16,562, property, plant, and equipment of $4,918, other long term assets and liabilities of ($3,442), and resulted in an excess of purchase price over net identifiable assets of $32,988. The cash was provided from borrowings under the Motors and Gears Industries, Inc. Credit Agreement established on November 7, 1996 among Motors and Gears Industries, Inc., various banks, and Bankers Trust Company, as agent.

On September 2, 1997, JTP purchased the assets of Engineered Endeavors Inc. ("EEI"). EEI designs, manufactures and installs custom cellular personal communication systems and radio/broadcasting towers.

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

On October 27, 1997, Motors and Gears acquired all of the outstanding stock of Electronic Design and Control Company ("ED&C"). ED&C is a full service electrical engineering company which designs, engineers and manufactures electrical control systems and panels for material handling systems and other like applications. ED&C provides comprehensive design, build and support services to produce electronic control panels which regulates the speed of movement of conveyor systems used in a variety of automotive plants and other industrial applications.

The purchase price of $19,850, including costs incurred directly related to the transaction, was allocated to working capital of $3,514, property, plant, and equipment of $81, covenants not to compete of $120, and resulted in an excess purchase price over net identifiable assets of $16,135. The acquisition was financed through a $16,000 borrowing on the Motors and Gears line of credit and a $3,850 subordinated seller note.

On October 31, 1997, JTP,through its newly formed 70% owned subsidiary, Telephone Services Holdings, Inc., purchased the stock of Telephone Services, Inc. of Florida ("TSI"). TSI designs, manufactures and provides customer cable assemblies, terminal strips and terminal blocks and other connecting devices primarily to the telephone operating companies and major telecommunication manufacturers.

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

On December 18, 1997, Motors and Gears, purchased all of the common stock of Motion Control Engineering, Inc. ("MCE"). MCE is the leading independent supplier of electronic motion and logic control products to the elevator industry.

The purchase price of $53,925, including costs directly related to the transaction, was allocated to working capital of $10,071, property and equipment of $1,428, non-compete agreements of $1,005, other long-term assets and liabilities of ($12), and resulted in an excess of purchase price over net identifiable assets of $41,433. The cash was provided from the issuance of $100 million of 10 3/4% bonds by Motors and Gears, Inc.

Unaudited pro forma information with respect to the Company as if the 1998 and 1997 acquisitions had occurred on January 1, 1997 is as follows:


                                                       NINE MONTHS ENDED
                                                         September 30,
                                                        1998      1997

Net sales                                             $710,879  $663,789
Net income (loss) before taxes                            (337)    6,730
Net income (loss)                                       (6,670)   (1,518)

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

                          JORDAN INDUSTRIES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

As a result of Welcome Home's Chapter 11 filing, the Company no longer has the ability to control the operations and financial affairs of Welcome Home. Accordingly, the Company no longer consolidates Welcome Home in its financial statements as of January 21, 1997, the date of the filing. For the period ended January 21, 1997, the Company recorded a net loss of $1,195 related to Welcome Home. The amount due to the Company from Welcome Home was $1,579 as of September 30, 1998.

Cape Craftsmen, a consolidated subsidiary of the Company, would also be adversely affected by a liquidation of Welcome Home. In the third quarter of 1998, Cape's sales to Welcome Home were $4,638, or 68.6%, of Cape's total third quarter sales. Cape's receivable outstanding related to these sales was $4,023 at September 30, 1998.

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

On April 10, 1997, the Company paid the former shareholders pursuant to an agreement ("The Redemption Agreement"), as if the subsidiary was sold for $110,000. The former shareholders received $9,438 in cash and a deferred payment of $5,980 over five years including interest. The Redemption Agreement also requires that $1,875 of remaining preferred stock be redeemed one year from the date of the agreement. The Company recorded a charge of $15,418 related to this agreement during 1997. The Company paid $1,000 on the deferred payment amount and $1,875 on the preferred stock redemption amount during 1998 and has a remaining liability of $4,800 at September 30, 1998.

As consideration for the signing of the Redemption Agreement, the Company

                        JORDAN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


paid the former shareholders non-compete payments totaling $352 and a special bonus of approximately $454, determined based on a percentage of the subsidiary's gross profit during fiscal 1997.

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

The Company has a contingent purchase price agreement relating to its acquisition of Viewsonics in 1996. The plan is based on Viewsonics achieving certain earnings before interest and taxes and can pay a minimum of $0 and a maximum of $2,000 for the year ended July 31, 1997 and $3,000 for the year ending July 31, 1998. As of December 31, 1997, the Company had accrued $1,388 for the plan year ended July 31, 1997, which was paid to the former owner of Viewsonics during the first quarter of 1998. As of September 30, 1998, the Company has accrued $1,000 for the plan year ended July 31, 1998 which is payable during the first quarter of 1999.

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

In addition, the Company has an agreement to make an additional purchase price payment of up to $4,000 to the former owners of TSI if certain earnings projections are met as of October 31, 1998. At September 30, 1998, $3,666 has been accrued and is payable on or before March 1, 1999.

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

Holders of the JTP Senior Preferred Stock are entitled to receive dividends at a rate of 13.25% per annum of the liquidation preference. All dividends are cumulative, whether or not earned or declared, and are payable on February 1, May 1, August 1, and November 1 of each year. On or before August 1, 2002, JTP may, at its option, pay dividends in cash or in additional shares of JTP Senior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After August 1, 2002, dividends may be paid only in cash. On November 1, 1997, JTP issued 889.3836 of additional shares of JTP Senior Preferred Stock, as payment of dividends through that date. On February 1, 1998, May 1, 1998, and August 1, 1998 the Company issued 864.6345,864.3747 and 922.3787 shares, respectively, of Senior Preferred Stock, as payment of dividends. The JTP Senior Preferred Stock has no voting rights and is mandatorily redeemable on August 1, 2009.

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

The Company has $4,925 notional amount of foreign currency forward exchange contracts outstanding at September 30, 1998 ($0 at December 31, 1997).

M.  Year 2000 Compliance

The Company has assembled an internal project team that is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the Year 2000. The project team has developed and is in the process of implementing a three-step plan intended to result in the Company's operations continuing with no or minimal interruption through the Year 2000.

For purposes of this discussion, "Year 2000 compatible" means that the computer hardware, software or device in question will function in 2000 without modification or adjustment or will function in 2000 with a one-time manual adjustment. However, there can be no assurance that any such Year 2000 compatible hardware, software or device will function properly when interacting with any Year 2000 noncompatible hardware, software or device.

PROCESS OVERVIEW

The first step in the Company's plan is to inventory all of its computer hardware and software and all of its devices having imbedded computer technology. The Year 2000 project team is focusing on five areas: (i) business systems; (ii) production (E.G., desk top computers); (iii) financial management (E.G., banking software, postage equipment and time clocks); (iv) facilities (E.G., heating and air conditioning systems, elevators, telephones, and fire and security systems); and (v) significant vendors and customers.
The inventory is approximately 50% complete and is expected to be finished by the end of 1998.

In the second step, the project team is determining whether each inventoried system, device, customer or vendor is Year 2000 compatible. In the third step, those that are not compatible will be upgraded or replaced.

BUSINESS SYSTEMS. The Company's subsidiaries are in the process of assessing whether their business systems are Year 2000 compatible and what remediation may be required to make them compatible.

                         JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)

PRODUCTION, FINANCIAL MANAGEMENT AND FACILITIES. Once they have been inventoried, each device and each piece of hardware and non-business system software (a "Non-System Item") that can be tested by the Company is being tested for the Year 2000 compatibility. In the case of any Non-System Items that cannot be tested, the vendor is being asked for a certification regarding compatibility. Each Non-System Item that is noncompatible will be either upgraded or replaced. Approximately 20% of the Non-System Items that have been inventoried to date have been tested or certified by the vendor. The Company expects substantially all of its Non-System Items will have been tested or certified and upgraded or replaced by the end of the third quarter of 1999.

CUSTOMERS AND VENDORS. The project team has just begun the process of contacting each of the Company's significant customers and vendors and requesting that they apprise the Company of the status of their Year 2000 compliance programs. The Company has targeted the end of the first quarter of 1999 as the date for receiving substantially all customer and vendor responses, although minimal responses have been received to date. There can be no assurance as to when this process will be completed.

COSTS

The total cost associated with the Company becoming Year 2000 compatible is not expected to be material to its financial position. The estimate of the cost to upgrade or replace Non-System Items is very preliminary and the Company expects to develop a more definitive estimate once the inventory has been completed and the testing/certification process is further along.

RISKS

The failure to correct a material Year 2000 problem could result in an interruption in or failure of certain normal business activities or operations of the Company. Such failures could have a material adverse effect on the Compa ny. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of Year 2000 compliance by the Company's significant customers and vendors, the Company is unable to determine at this time whether the consequences of Year 2000 noncompliance will have a material adverse effect on the Company, although its Year 2000 project is expected to significantly reduce that uncertainty.

The Company believes that the areas that present the greatest risk to the Company are (i) disruption of the Company's business due to Year 2000 noncompatibility of one of its critical business systems and (ii) disruption of the business of certain of its significant customers and venders due to their noncompliance. At this time, the Company believes that all of its business systems will be Year 2000 compatible before the end of 1999. Whether disruption of a customer's or vendor's business due to noncompliance will have a material adverse effect on the Company will depend on several factors including the nature and duration of the disruption, the significance of the customer or vendor and, in the case of vendors, the availability of alternate sources for the vendor's products.

                           JORDAN INDUSTRIES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         (ALL DOLLAR AMOUNTS IN THOUSANDS)

The Company is in the process of developing a contingency plan to address and material Year 2000 noncompliance issues and expects to have the plan completed by the end of 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                         (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                     NINE MONTHS ENDED
                                     THIRD QUARTER     September 30,
                                      1998    1997     1998      1997
Net Sales:
Specialty Printing and Labeling    $ 29,461  $29,152 $  84,907 $ 83,673
Jordan Specialty Plastics (c)        20,066    5,849    52,894   18,199
Motors and Gears                     78,037   39,861   208,304  106,379
Telecommunications Products          78,231   68,741   232,441  174,944
Welcome Home (d)                          -        -         -    2,456
Consumer and Industrial Products     42,771   42,140   123,238  124,981
     Total                         $248,566 $185,743  $701,784 $510,632

Operating Income:
Specialty Printing and Labeling    $  1,362 $  2,164  $ 4,915   $ 5,316
Jordan Specialty Plastics (c)         1,532      613    5,393     1,843
Motors and Gears                     12,814    7,762   33,843    21,978
Telecommunications Products (c)       8,600    7,876   23,722     6,469
Welcome Home (d)                          -        -        -    (1,107)
Consumer and Industrial Products(c)   4,071    4,201   12,415    12,220
     Total(a)                       $28,379  $22,616  $80,288  $ 46,719

Operating Margins (b):
Specialty Printing and Labeling        4.6%     7.4%     5.8%      6.4%
Jordan Specialty Plastics(c)           7.6     10.5     10.2      10.1
Motors and Gears                      16.4     19.5     16.3      20.7
Telecommunications Products (c)       11.0     11.5     10.2       3.7
Welcome Home (d)                         -        -        -     (45.1)
Consumer and Industrial Products(c)    9.5     10.0     10.1       9.8
     Consolidated (a)                 11.4     12.2     11.4       9.2

(a) The total does not include corporate overhead of $702 and $700 for the third quarter ended September 30, 1998 and 1997, respectively, and $2,589 and $3,627 for the nine months ended September 30, 1998 and 1997, respectively.

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

(d) For the period from January 1, 1997 to January 21, 1997, the date of the Chapter 11 filing. See Footnote G.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1997 10-K and the financial statements and the related notes thereto.

Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the third quarter ended September 30, 1998 and 1997. This discussion reviews the foregoing segment data and certain of the consolidated financial data for the Company.

Specialty Printing and Labeling. As of September 30, 1998, the Specialty Printing and Labeling group consisted of SPAI, Valmark, Pamco, and Seaboard.

For the third quarter and first nine months of 1998, net sales increased $0.3 million or 1.1%, and $1.2 million or 1.5%, respectively, over the same periods last year. The third quarter increase is due to higher sales of ad specialty products at SPAI, $0.7 million, and increased sales of membrane switches at Valmark, $0.5 million. Partially offsetting these increases are decreased sales of calendars at SPAI, $0.4 million, lower sales of screen printed and rollstock products at Valmark, $0.1 million and $0.2 million, respectively, and decreased sales of printed boxes at Seaboard, $0.2 million. The increase in sales for the first nine months of 1998 is due to higher sales of ad specialty products at SPAI, $2.2 million, increased sales of membrane switches at Valmark, $1.0 million, and higher sales of labels at Pamco, $0.1 million. Partially offsetting these increases are decreased sales of calendars and school annuals at SPAI, $0.1 million and $0.2 million, respectively, lower sales of shielding devices, screen printed product and rollstock product at Valmark, $1.0 million, $0.4 million, and $0.3 million, and decreased sales of printed boxes at Seaboard, $0.1 million. The increased ad specialty sales at SPAI are due to management's focus on the higher growth corporate program business, while decreased sales of shielding devices at Valmark are due to a major customer's decision to reduce production of laptop computers that require the shields.

For the third quarter and first nine months of 1998, operating income decreased $0.8 million or 37.1% and $0.4 million or 7.5%, respectively, over the same periods last year. The third quarter decrease in operating income is due to lower operating income at Pamco, SPAI, and Seaboard, $0.3 million, $0.1 million, and $0.4 million, respectively. The nine month decrease in operating income is also due to lower operating income at Pamco, SPAI, and Seaboard, $0.3 million, $0.3 million, and $0.1 million, respectively. Partially offsetting this is increased operating income at Valmark, $0.1 million, and decreased corporate expenses, $0.2 million. The decreased operating income at SPAI is due to the hiring of additional salespeople to focus on continued growth in the corporate program ad specialty segment, as discussed above. The improved operating income at Valmark is due to Valmark negotiating more favorable pricing with customers, while the decreased corporate expenses are due to lower bank fees as bank debt was repaid in 1997.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the third quarter and first nine months of 1998, the operating margin decreased to 4.6% and 5.8%, respectively, from 7.4% and 6.4%, respectively, in 1997, due to the reasons mentioned above.


Jordan Specialty Plastics. As of September 30, 1998, the Jordan Specialty Plastics group consisted of Beemak, Sate-Lite, Deflecto, and Rolite.

For the third quarter and first nine months of 1998, net sales increased $14.2 million or 243.1% and $34.7 million or 190.6%, respectively, over the same periods last year. The increase in third quarter sales is primarily due to the acquisitions of Deflecto and Rolite during the first quarter of 1998. Deflecto and Rolite contributed sales in the third quarter of 1998 of $13.4 million and $1.0 million, respectively. In addition, sales of truck and auto lenses at Sate-Lite increased $0.1 million. Partially offsetting these increases are decreased sales of warning triangles and custom molded product at Sate-Lite, $0.1 million and $0.2 million, respectively. The increase in sales for the first nine months of 1998 is also primarily due to the acquisitions of Deflecto and Rolite. Deflecto contributed $32.7 million in the first nine months while Rolite contributed $2.2 million. In addition, sales of miscellaneous bike parts and warning triangles increased at Sate-Lite, $0.2 million each. Partially offsetting these increases are decreased sales of molded and fabricated products at Beemak, $0.3 million and $0.1 million, respectively, and lower sales of custom molded product at Sate-Lite, $0.2 million.

For the third quarter and first nine months of 1998, operating income increased $0.9 million or 149.9% and $3.6 million or 192.6%, respectively, over the same periods last year. The increase in third quarter operating income is primarily due to the acquisitions of Deflecto and Rolite, as discussed above. Deflecto and Rolite contributed operating income in the third quarter of 1998 of $1.6 million and $0.3 million, respectively. Partially offsetting these increases is lower operating income at Beemak and Sate-Lite, $0.5 million each. The nine month increase in operating income is also primarily due to the acquisitions of Deflecto and Rolite who contributed operating income in 1998 of $4.4 million and $0.5 million, respectively. Partially offsetting these increases is lower operating income at Beemak and Sate-Lite, $0.6 million and $0.7 million, respectively. The decreased operating income at Beemak is due to lower absorption of fixed operating expenses at a lower sales level, as well as additional costs associated with Beemak's expansion into a larger facility. The decrease in operating income at Sate-Lite is primarily due to competitive pricing caused by a weaker Yen.

For the third quarter and first nine months of 1998, the operating margin decreased to 7.6% and increased to 10.2%, respectively, from 10.5% and 10.1%, respectively, in 1997. The decrease in third quarter operating margin is due to the reasons mentioned above.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Motors and Gears. As of September 30, 1998, the Motors and Gears group consisted of Imperial, Scott, Gear, Merkle-Korff, Fir Group, ED&C, Motion Control, and Advanced D.C.

For the third quarter and first nine months of 1998, net sales increased $38.2 million or 95.8%, and $101.9 million or 95.8%, respectively, over the same periods last year. The third quarter increase in sales is primarily due to the acquisitions of FIR Group, ED&C, Motion Control Engineering, and Advanced D.C. in June 1997, October 1997, December 1997, and May 1998, respectively. FIR, ED&C, Motion Control, and Advanced D.C. contributed sales in the third quarter of 1998 of $12.7 million, $2.2 million, $13.9 million, and $11.0 million, respectively, or 85.6% of the total increase in sales, compared to sales at FIR of $7.1 million in the third quarter of 1997. In addition, sales increased due to a 23.0% increase in sales of sub-fractional motors and a 3.0% increase in sales of fractional/integral motors. The nine month increase in net sales is also primarily due to the acquisitions of FIR, ED&C, Motion Control, and Advanced D.C. These companies contributed sales in 1998 of $33.5 million, $8.7 million, $39.0 million, and $16.6 million, respectively, compared to sales at FIR of $7.1 million in the first nine months of 1997. In addition, sales of sub-fractional motors increased 13.0% and sales of fractional/integral motors increased 7.0%. These increases are attributed to continued strength in the vending machine and appliance markets and stronger sales in the floor care and elevator markets, respectively.

For the third quarter and first nine months of 1998, operating income increased $5.1 million or 65.1%, and $11.9 million or 54.0%, respectively, over the same periods last year. The third quarter increase in operating income is due to the acquisitions and higher sales of sub-fractional motors and fractional/integral motors, as discussed above.

Operating margins for the third quarter and first nine months of 1998 decreased to 16.4% and 16.3%, respectively, from 19.5% and 20.7%, respectively, in 1997. The decrease in operating margins is primarily due to FIR, ED&C, and Motion Control operating at a slightly lower gross margin than the rest of the group.

Telecommunications Products. As of September 30, 1998, the Telecommunications Products group consisted of Dura-Line, AIM, Cambridge, Johnson Components, Viewsonics, Vitelec, Bond, Northern Technologies, LoDan, EEI, TSI, K&S Sheet Metal, and Opto-Tech.

Net sales for the third quarter and first nine months of 1998 increased $9.5 million or 13.8%, and $57.5 million or 32.9%, respectively, over the same periods last year. Net sales increased primarily due to the acquisitions of EEI, TSI, K&S Sheet Metal, and Opto-Tech which occurred in September 1997, October 1997, January 1998, and July 1998, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EEI, TSI, K&S Sheet Metal, and Opto-Tech contributed sales of $4.2 million, $12.5 million, $3.2 million, and $0.4 million in 1998, respectively, compared to net sales at EEI of $1.9 million in 1997. In addition, net sales increased due to higher sales of power conditioning systems. Partially offsetting these increases are decreased sales of certain custom cable assemblies and electronic components as well as reduced sales at Diversified Wire and Cable due to the divestiture of the company in July 1998. The nine month increase is also primarily due to the acquisitions of EEI, TSI, K&S Sheet Metal, and Opto-Tech as discussed above. EEI, TSI, K&S Sheet Metal, and Opto-Tech contributed sales of $12.6 million, $35.4 million, $8.7 million, and $0.4 million, respectively, compared to net sales at EEI of $1.9 million in 1997. The increase is also due to higher sales of infrastructure products and equipment, particularly power conditioning systems and CATV products. Partially offsetting these increases are decreased sales of fiber optic conduit systems and certain custom cable assemblies as well as reduced sales at Diversified, as discussed above.

For the third quarter and first nine months of 1998, operating income increased $0.7 million or 9.2%, and $17.3 million or 266.7%, respectively, over the same periods last year. Third quarter operating income increased due to the acquisitions of TSI, K&S Sheet Metal, and Opto-Tech, as discussed above. TSI, K&S Sheet Metal and Opto-Tech contributed operating income of $2.6 million, $1.4 million, and $0.2 million, respectively. The nine month increase is primarily due to the payment of $15.4 million for stock appreciation rights in 1997. In addition, operating income increased due to
the acquisitions discussed above.   TSI, K&S Sheet Metal, and Opto-Tech
contributed operating income of $5.9 million, $2.4 million, and $0.2 million, respectively. Partially offsetting these increases is decreased operating income from the infrastructure products and equipment segment due to lower sales of higher margin product and higher amortization costs related to the new acquisitions.

For the third quarter and first nine months of 1998, operating margins decreased to 11.0% and increased to 10.2%, respectively, from 11.5% and 3.7%, respectively, in 1997. The fluctuations are due to the reasons mentioned above.

Welcome Home. Net sales decreased $2.5 million or 100.0%, and the operating loss decreased $1.1 million or 100.0%. Due to Welcome Home filing Chapter 11 bankruptcy on January 21, 1997, the results of operations of Welcome Home are not included in the consolidated results of the Company at September 30, 1998. See Note G.

Consumer and Industrial Products. As of September 30, 1998, the Consumer and Industrial Products group consisted of DACCO, Riverside, Parsons, Cape Craftsmen, Cho-Pat, and Dura-Line Retube.

For the third quarter and first nine months of 1998, net sales increased $0.6 million or 1.5% and decreased $1.7 million or 1.4%, respectively, over the same periods least year. The increase in third quarter sales is due to increased sales of rebuilt converters at Dacco, $1.0 million, higher sales of bibles, books, audio materials, video materials, music, gifts, and contract distribution sales

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

at Riverside, $0.5 million, $1.1 million, $0.1 million, $0.2 million, $0.3 million, $0.1 million, and $0.2 million, respectively, increased sales of wooden furniture and other home accessories at Cape, $0.3 million, higher sales of orthopedic supports and other pain-reducing devices at Cho-Pat, $0.3 million, and increased sales of plastic pipe at Dura-Line Retube, $0.4 million. Partially offsetting these increases are lower sales of aircraft parts at Parsons, $1.0 million, and decreased sales at Paw Print, $2.9 million, due to the divestiture of the company in July 1997. The decrease in net sales for the first nine months of 1998 is primarily due to the divestiture of Paw Print in July 1997 as well as the divestiture of Hudson in May 1997. Paw Print and Hudson contributed net sales of $11.1 million and $6.7 million in the first nine months of 1997. In addition, sales decreased due to lower sales of aircraft parts at Parsons, $1.1 million, and decreased contract distribution sales at Riverside, $0.3 million. Partially offsetting these decreases are increased sales of rebuilt converters and other hard parts at Dacco, $2.8 million, higher sales of bibles, books, video material, music, and gifts at Riverside, $0.8 million, $3.3 million, $0.6 million, $0.6 million, and $0.4 million, respectively, increased sales of wooden furniture and other home accessories at Cape, $6.9 million, higher sales of orthopedic supports and other pain-reducing devices at Cho-Pat, $1.1 million, and increased sales of plastic pipe at Dura-Line Retube, $1.0 million. Sales increased at Dacco due to the addition of eight retail stores in 1998, and sales increased at Cape due to management's success at broadening Cape's customer base. Cho-Pat, which was purchased in September 1997, contributed sales of $0.1 million in 1997 compared to sales of $1.2 million in 1998.

For the third quarter and first nine months of 1998, operating income decreased $0.1 million or 3.1% and increased $0.2 million or 1.6%, respectively, over the same periods last year. The decrease in third quarter operating income is due to lower operating income at Parsons and Riverside, $0.3 million and $0.1 million, respectively, as well as lower operating income at Paw Print, $0.5 million, due to the divestiture of the company, as mentioned above. Partially offsetting these decreases are increased operating income at Dacco, Cape, and Dura-Line Retube, $0.3 million, $0.3 million, and $0.2 million, respectively. Operating income for the first nine months of 1998 increased at Dacco, Riverside, Cape, and Cho-Pat, $1.3 million, $0.2 million, $2.4 million, and $0.2 million, respectively. Partially offsetting these increases is decreased operating income at Paw Print and Hudson due to the divestitures of the companies in July 1997 and May 1997, respectively.
Paw Print and Hudson contributed operating income of $1.5 million and $2.2 million, respectively, during the first nine months of 1997. In addition, operating income decreased at Parsons, $0.2 million. The increased operating income at Cape is due to increased sales of higher gross margin product primarily wooden furniture, the increased operating income at Cho-Pat is due to the acquisition of the company in September 1997, and the decreased operating income at Parsons is due to lower absorption of fixed overhead due to lower sales of aircraft parts.

Operating margin in the third quarter decreased to 9.5% from 10.0% in 1997 while operating margin for the first nine months of 1998 increased to 10.1% from 9.8%

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in 1997. Operating margin for the first nine months of 1998 increased due to the reasons mentioned above.

Consolidated Results:  (See Condensed Consolidated Statements of Operations.)

For the third quarter and first nine months of 1998, consolidated net sales increased $65.5 million or 35.8%, and $193.9 million or 38.2%, respectively, over the same periods last year. The increase in sales is primarily due to the 1998 acquisitions of Deflecto and Rolite in the Jordan Specialty Plastics group, Advanced D.C. in the Motors and Gears group, and K&S Sheet Metal and Opto-Tech in the Telecommunications Products group. In addition, sales increased due to the 1997 acquisitions that occurred subsequent to the third quarter of 1997: ED&C and Motion Control in the Motors and Gears group; TSI in the Telecommunications Products group; and Cho-Pat in the Consumer and Industrial Products group. Sales also increased due to higher sales of ad specialty products, membrane switches, and labels in the Specialty Printing and Labeling group, increased sales of bike parts and warning triangles in the Jordan Specialty Plastics group, higher sales of sub-fractional motors and fractional/intergral motors in the Motors and Gears group, higher sales of power conditioning systems and CATV products in the Jordan Telecommunicaitons group, and increased sales of rebuilt converters, bibles, books, video, music, gifts, orthopedic supports, and home accessories in the Consumer and Industrial Products group. Partially offsetting these increases are decreased sales of calendars, school annuals, screen printed product, rollstock product and folding boxes, in the Specialty Printing and Labeling group, lower sales of plastic injection molding and fabrication products in the Jordan Specialty Plastics group, decreased sales of fiber optic cable conduit systems and certain custom cable assemblies in the Jordan Telecommunications group, and lower contract distribution sales and sales of aircraft parts in the Consumer and Industrial Products group. In addition, sales decreased due to the divestitures of Paw Print and Hudson from the Consumer and Industrial Products group, and Diversified Wire and Cable from the Jordan Telecommunications group.

For the third quarter and first nine months of 1998, operating income increased $7.2 million or 35.3%, and $36.1 million or 86.6%, respectively, over the same periods last year. The increase is primarily due to the 1998 and 1997 acquisitions, as discussed above. In addition, operating income increased due to the payment of stock appreciation rights in the Jordan Telecommunications group which reduced operating income in the second quarter of 1997. Operating income also increased due to more favorable pricing contracts and decreased corporate expenses in the Specialty Printing and Labeling group and increased sales of higher gross margin product in the Consumer and Industrial Products group. Partially offsetting these increases is decreased operating income due to additional costs associated with facility expansion and unfavorable fluctuations in the value of the Yen in the Jordan Specialty Plastics group, lower sales of higher gross margin product and higher amortization costs in the Jordan Telecommunications group, and the divestitures of Paw Print and Hudson from the Consumer and Industrial Products group and Diversified Wire and Cable from the Jordan Telecommunications group.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the third quarter and first nine months of 1998 interest expense increased $6.9 million or 32.7%, and $22.6 million or 38.5%, respectively, due to higher debt levels stemming from the Company's July 1997 debt offering at JTP and the Company's December 1997 debt offering at Motors and Gears. Interest expense also increased due to the financing of the Company's acquisitions. Interest income remained consistent between 1997 and 1998.

Liquidity and Capital Resources. The Company had approximately $195.6 million in working capital at September 30, 1998, compared to $176.5 million at the end of 1997, representing an increase of $19.1 million or 10.8%. This increase is due to increased net trade receivables, higher inventory, and increased prepaids. Partially offsetting these increases in working capital are higher accrued expenses and an increased accounts payable balance.

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 1998 was $10.4 million compared to $6.5 million used in operating activities during the same period in 1997. This increase is due to improved operating results, partially offset by an increase in interest expense and working capital.

Investing activities. Net cash used in financing activities for the nine months ended September 30, 1998 was $129.9 million compared to $66.7 million used in investing activities during the same period in 1997. This increase is due to proceeds from the sale of two subsidiaries resulting from the divestitures of Hudson and Paw Print in 1997, increased capital expenditures and increased acquisitions during 1998, and additional purchase price and SAR payments made during 1998.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 1998 was $89.4 million compared to $77.8 million provided by financing activities during the same period in 1997. This increase is primarily due to increased proceeds from the Company's revolving credit facilities used for working capital needs and the acquisitions of subsidiaries.

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


JORDAN INDUSTRIES, INC.





November 16, 1998                    By:   /s/ Thomas C. Spielberger
                                           Thomas C. Spielberger
                                           Senior Vice President,
                                           Finance and Accounting