Form 10-K
period 1998-12-31
JORDAN INDUSTRIES INC
filed 1999-04-01
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



                          FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For  fiscal  year  ended December 31,  1998   Commission  File Number 33-24317

                    JORDAN INDUSTRIES, INC.
       (Exact name of registrant as specified in charter)

        Illinois                                      36-3598114
(State   or   other  jurisdiction  of              (I.R.S. Employer
incorporation  or organization)                    Identification No.)

ArborLake Center, Suite 550                            60015
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

     The  number  of  shares outstanding of  Registrant's  Common
Stock as of  March 31, 1999: 98,501.0004.

                             PART I

Item 1.  BUSINESS

Jordan Industries, Inc. (the ACompany@) was organized to acquire and operate a diverse group of businesses on a decentralized basis, with a corporate staff providing strategic direction and support. The Company is currently comprised of 30 businesses which are divided into five strategic business units: (i) Specialty Printing and Labeling, (ii) Consumer and Industrial Products, (iii) Jordan Specialty Plastics (iv) Motors and Gears and (v) Jordan Telecommunication Products. As of January 21, 1997, Welcome Home is no longer consolidated in the Company's results of operations. (See note 3 to the financial statements.) The Company believes that its businesses are characterized by leading positions in niche industries, high operating margins, strong management, minimal working capital and capital expenditure requirements and low sensitivity to technological change and economic cycles.

The  Company=s  business strategy is to enhance  the  growth  and profitability of each business unit, and to build upon the strengths of those units through product line and other strategic acquisitions. Key elements of this strategy have been the consolidation and reorganization of acquired businesses, increased focus on international markets, facilities expansion and the acquisition of complementary product lines. When, through such activities, the Company believes that critical mass is attained in a particular industry segment, the related companies are organized as a discreet business unit. For example, the Company acquired Imperial in 1983 and made a series of complementary acquisitions, which resulted in the formation of Motors and Gears, Inc., a leading domestic manufacturer of electric motors, gears, and motion control systems. Similarly, the Company acquired Dura-Line in 1985, and expanded its presence in the telecommunications industry through eleven complementary acquisitions. The organization of these companies as Jordan Telecommunication Products created a leading global supplier of products and equipment serving the telecommunications industry.

Through the implementation of this strategy, the Company has demonstrated significant and consistent growth in net sales. The Company generated combined net sales of $943.6 million for the year ended December 31, 1998 as compared to $358.6 million for the year ended December 31, 1993, representing a compound annual growth rate of 21.3%.

The following chart depicts the operating subsidiaries which comprise the Company=s five strategic business units, together with the net sales for each of the five groups for the year ended
December 31, 1998.

                    JORDAN INDUSTRIES, INC.
                  $943.6 Million of Net Sales



SPECIALTY   PRINTING   AND  LABELING           -Sales Promotion Associates
$120.2 Million of Net Sales                    -Pamco
                                               -Valmark
                                               -Seaboard


CONSUMER AND INDUSTRIAL PRODUCTS               -DACCO
$166.0 Million of Net Sales                    -Cape Craftsmen
                                               -Riverside
                                               -Parsons
                                               -Cho-Pat
                                               -Dura-Line Retube

JORDAN SPECIALTY PLASTICS                      -Sate-Lite
$71.6 Million of Net Sales                     -Beemak
                                               -Deflecto
                                               -Rolite

JORDAN TELECOMMUNICATION PRODUCTS(1)           -Dura-Line
$310.0  Million  of Net Sales                  -Electronic Connectors
                                                and Components
                                               -Viewsonics
                                               -Bond
                                               -Northern
                                               -LoDan
                                               -Engineered Endeavors
                                               -Telephone Services, Inc.
                                               -K&S Sheet Metal

MOTORS AND GEARS(1)                            -Imperial
$275.8 Million of Net Sales                    -Gear
                                               -Merkle-Korff
                                               -FIR
                                               -Electrical Design & Control
                                               -Motion Control Engineering
                                               -Advanced D.C. Motors

WELCOME HOME(2)                                -Welcome Home



(1) The subsidiaries comprising Jordan Telecommunication Products and Motors and Gears are Non-Restricted Subsidiaries, the common stock of which is owned by stockholders and affiliates of the Company and management of the respective companies. The Company=s ownership in these subsidiaries is solely in the form of JTP Junior Preferred Stock and M&G Junior Preferred Stock. See footnote 5 to the financial statements.
(2) Welcome Home was deconsolidated as of January 21, 1997, the date of its Chapter 11 bankruptcy filing. There are no sales included in the 1998 consolidation related to Welcome Home. See footnote 3 to the financial statements.

The Company=s operations were conducted through the following business units as of December 31, 1998:

Specialty Printing and Labeling

The Specialty Printing and Labeling group manufactures and markets (i) promotional and specialty advertising products for corporate buyers, (ii) labels, tapes and printed graphic panel overlays for electronics and other manufacturing companies and
(iii) printed folding cartons and boxes and other shipping materials. The companies that are part of Specialty Printing and Labeling have provided its customers with products and services for an average of over 40 years. For the fiscal year ended
December 31, 1998, the Specialty Printing and Labeling group generated net sales of $120.2 million. Each of the Specialty Printing and Labeling subsidiaries is discussed below:

SPAI. The Company=s former subsidiaries, The Thos. D. Murphy Co. (AMurphy@), which was founded in 1889, and Shaw-Barton, Inc.
(AShaw-Barton@), which was founded in 1940, merged to form JII/SPAI in March 1989. One hundred percent of JII/SPAI=s assets were sold by JII, on terms equivalent to those that would have been obtained in an arm=s length transaction, to the Specialty Printing and Labeling group in August 1995 and the company was renamed Sales Promotion Associates, Inc. (ASPAI@). SPAI is a producer and distributor of calendars for corporate buyers and is a distributor of corporate recognition, promotion and specialty advertising products.

SPAI=s net sales for fiscal 1998 were $62.2 million. Approximately 60% of SPAI=s 1998 net sales were derived from distributing a broad variety of corporate recognition products, promotion and specialty advertising products. These products include apparel, watches, crystal, luggage, writing instruments, glassware, caps, cases, labels and other items that are printed and identified with a particular corporate logo and/or corporate advertising campaign. Approximately 30% of SPAI=s 1998 net sales were derived from the sale of a broad variety of calendars, including hanging, desktop and pocket calendars that are used internally by corporate customers and distributed by them to their clients and customers. High-quality artistic calendars are also distributed. SPAI also manufactures and distributes softcover school yearbooks for kindergarten through eighth grade.

SPAI assembles and finishes calendars that are printed both in-house as well as by a number of outside printers. Facilities for in-house manufacturing include a composing room, a camera room, a calendar finishing department and a full press room. Print stock, binding material, packaging and other materials are supplied by a number of independent companies. Specialty advertising products are purchased from more than 2,000 suppliers. Calendars and specialty advertising products are sold through a 850-person sales force, most of whom are independent contractors.

Management believes that SPAI has one of the largest domestic sales forces in the industry. With this large sales force and a broad range of calendars and corporate recognition products available, management believes that SPAI is a strong competitor in its market. This market is very fragmented and most of the competition comes from smaller-scale producers and distributors.

Valmark. Valmark, which was founded in 1976 and purchased by the Company in 1994, is a specialty printer and manufacturer of pressure sensitive label products for the electronics Original Equipment Manufacturer (AOEM@) market. Valmark=s products
include  adhesive-backed  labels,  graphic  panel  overlays   and
membrane switches, and radio frequency interference (ARFI@) shielding devices. Approximately 33% of Valmark=s 1998 net sales of $17.2 million were derived from the sale of membrane switches and graphic panel overlays, 64% from labels and 3% from shielding devices.

The specialty screen products sold in the electronics industry continue to operate relatively free of foreign competition due to the high level of communication and short time frame usually required to produce orders. Currently, the majority of Valmark=s customer base of approximately 1,200 is located in the Northern California area.

Valmark sells to four primary markets: personal computers; general electronics; turn-key services; and medical instrumentation. Sales to the hospital and telecommunication industries have experienced the most growth over recent years due to Valmark=s graphic panel overlay capabilities.

Valmark is able to provide OEMs with a broader range of products than many of its competitors. Valmark=s markets are very competitive in terms of price and accordingly Valmark=s advantage over its competitors is derived from its diverse product line and excellent quality ratings.

Pamco.   Pamco,  which was founded in 1953 and purchased  by  the
Company  in  1994, is a manufacturer and distributor  of  a  wide variety of printed tapes and labels. Pamco offers a range of products from simple one and two-color labels, such as basic bar codes and address labels, to seven-color, varnish-finished labels for products such as video games and food packaging. One hundred percent of Pamco=s products are made to customers= specifications and approximately 90% of all sales were manufactured in-house in 1998. The remaining 10% of net sales were purchased printed products and included business cards and stationary.

Pamco=s products are marketed by a team of eighteen sales representatives who focus on procuring new accounts. Existing accounts are serviced by nine customer service representatives and five internal salespeople. Pamco=s customers represent several different industries with the five largest customers accounting for approximately 20% of 1998 net sales of $16.5 million.

Pamco competes in a highly fragmented industry. Pamco emphasizes its impressive 24-hour turnaround and its ability to accommodate rush orders that other printers cannot handle. Pamco's ability to deliver a quality product with quick turn around is its key competitive advantage.

Seaboard.   Seaboard, which was founded in 1954 and purchased  by
the Company in 1996, is a manufacturer of printed folding cartons and boxes, insert packaging and blister pack cards.

Seaboard sells directly to a broad customer base, located primarily east of the Mississippi River, operating in a variety of industries including hardware, personal hygiene, toys, automotive supplies, food and drugs. Seaboard=s top ten customers accounted for approximately 37% of Seaboard=s 1998 net sales of $24.3 million. Seaboard has exhibited consistent sales growth and high profit margins and has gained a reputation for exceeding industry standards primarily due to its excellent operating capabilities. Seaboard has historically been highly successful in buying and profitably integrating smaller acquisitions.

Seaboard=s markets are very competitive in terms of price and, accordingly, Seaboard=s advantage over its competitors is derived from its high quality product and excellent service.

Consumer and Industrial Products

Consumer and Industrial Products serves many product segments. It is the leading supplier of remanufactured torque converters to the automotive aftermarket parts industry. In addition, Consumer and Industrial Products manufactures and markets reflectors for bicycles; publishes and markets Bibles, religious books and audio materials; manufactures hot-formed titanium materials for the aerospace and other industries; manufactures and imports gift items; and manufactures orthopedic supports and pain reducing medical devices. The companies which are part of Consumer and Industrial Products have provided their customers with products and services for an average of over 40 years. For the year ended December 31, 1998, the Consumer and Industrial Products subsidiaries generated combined net sales of $166.0 million. Each of the Consumer and Industrial Products subsidiaries is discussed below:

DACCO.   DACCO is a producer of remanufactured torque converters,
as well as automotive transmission sub-systems and other related products used by transmission repair shops. DACCO was founded in 1965 and acquired by the Company in 1988.

Approximately 75% of DACCO=s products are classified as Ahard@ products, which primarily consist of torque converters and hydraulic pumps that have been rebuilt or remanufactured by DACCO. The torque converter, which replaces a clutch in an automatic transmission, transfers power from the engine to the drive shaft. The hydraulic pump supplies oil to all the systems in the transmission.

DACCO=s primary supply of used torque converters is its customers. As a part of each sale, DACCO recovers the used torque converter which is being replaced with its remanufactured converter. DACCO also purchases used torque converters from automobile salvage companies. Other hard parts, such as clutch plates and fly wheels, are purchased from outside suppliers.

Approximately 25% of DACCO=s products are classified as Asoft@ products, such as sealing rings, bearings, washers, filter kits and rubber components. Approximately 11,000 soft products are purchased from a number of vendors and are re-sold in a broad variety of packages, configurations and kits.

DACCO=s customers are automotive transmission parts distributors and transmission repair shops and mechanics. DACCO has fifty independent sales representatives who accounted for approximately 57% of DACCO=s net sales of $65.4 million in 1998. These sales representatives sell nationwide to independent warehouse distributors and to transmission repair shops. DACCO also owns and operates thirty-five distribution centers which sell directly to transmission shops. DACCO distribution centers average 4,000 square feet, cover a 50 to 100-mile selling radius and sell approximately 41% hard products and 59% soft products. In 1998 no single customer accounted for more than 2% of DACCO=s net sales.

The domestic market for DACCO=s hard products is fragmented and DACCO=s competitors primarily consist of a number of small regional and local rebuilders. DACCO believes that it competes strongly against these rebuilders by offering a broader product line, quality products, and lower prices, all of which are made possible by DACCO=s size and economies of operation. However, the market for soft products is highly competitive and several of its competitors are larger than DACCO. DACCO competes in the soft products market on the basis of its low prices due to volume buying, its growing distribution network and its ability to offer one-step procurement of a broad variety of both hard and soft products.

Riverside. Riverside is a publisher of Bibles and a distributor of Bibles, religious books and music recordings. Riverside was founded in 1943 and acquired by the Company in 1988. Approximately 75% of Riverside=s business consists of products published by other companies. Riverside sells world-wide to more than 12,000 wholesale, religious and trade book store customers, utilizing an in-house telemarketing system, four independent sales representative groups and printed sales media. In addition, Riverside sells a small percentage of its products through direct mail and to retail customers. No single customer accounted for more than 5% of Riverside=s 1998 net sales of $58.6 million.

Riverside also provides Bible indexing, warehousing, inventory and shipping services for domestic book publishers and music producers. Riverside competes with larger firms, including the Zondervan Corporation, The Thomas Nelson Company, and Ingram Book Company, on the basis of price, product line and customer service.

Parsons.   Parsons  is  a  diversified  supplier  of  hot  formed
titanium parts, precision machined parts and fabricated components for the U.S. aerospace industry. Parsons was founded in 1959 and acquired by the Company in 1988. Approximately 70% of Parsons= 1998 net sales of $13.1 million came from sales to The Boeing Company. Parsons employs precision machining, welding/fabrication and sheet metal forming processes to manufacture its products at its facilities in Parsons, Kansas. Parsons continues to invest in its titanium hot forming operation, which permits Parsons to participate in the aerospace market for precision titanium components.

Parsons uses metals, including stainless steel, aluminum and titanium, to fabricate its products. These materials are either supplied by Parsons= customers or obtained from a number of outside sources.

Parsons sells its products directly to a broad base of aerospace and military customers, relying on longstanding associations and Parsons= reputation for high quality products and service.

Cape Craftsmen. Founded in 1966 and purchased by the Company in 1996, Cape Craftsmen is a manufacturer and importer of gifts, wooden furniture, framed art and other accessories. Cape Craftsmen manufactures in North Carolina and imports from Mexico and the Far East. Cape Craftsmen sells its products through one in-house salesperson and forty independent sales representatives. Approximately 64% of Cape Craftsmen=s net sales of $22.5 million in 1998 were to Welcome Home, an affiliated entity. Cape Craftsmen competes in a highly fragmented industry and has therefore found it most effective to compete on the basis of price with most wood manufacturers and importers. Cape Craftsmen also strives to deliver better quality and service than its competitors.

Cho-Pat. In September 1997, the Company purchased Cho-Pat, Inc., a leading designer and manufacturer of orthopedic supports and patented preventative and pain reducing medical devices. Cho-Pat currently produces nine different products primarily for reduction of pain from injuries and the prevention of injuries resulting from over use of the major joints. Cho-Pat's largest selling product is the patented Cho-Pat knee strap, designed to reduce the pain from patellar tendenitis in the knee. Cho-Pat manufactures all of its products in-house. Cho-Pat sells its products to professional, college and high school athletic trainers, medical products distributors, and independent retail drug and sporting goods stores. Cho-Pat had net sales of $1.5 million in 1998.

Dura-Line  Retube  ("Retube").  Retube, which was  founded  as  a product line of the JTP subsidiary Dura-Line in 1989, is a leading designer, developer, manufacturer and distributor of cross-linked polyethylene piping. Retube products are used in a variety of industries including plumbing, manufactured housing, retail and radiant heating. Retube was reclassified to Consumer and Industrial Products in 1997 and had 1998 net sales of $4.9 million.

Jordan Specialty Plastics

Jordan Specialty Plastics serves a broad range of wholesale and retail markets within the highly-fragmented specialty plastics industry. The group designs, manufactures and sells (1) "take-one" point of purchase brochure, folder and application display holders, (2) modular storage systems ("Tilt-BinsTM"), (3) plastic injection-molded hardware and office supply products, (4) extruded vinyl chairmats, (5) safety reflectors for bicycle and commercial truck manufacturers and (6) colorants to the thermoplastics industry. The companies that are part of Jordan Specialty Plastics have provided their customers with products and services for an average of over 35 years. For the year ended December 31, 1998, the Jordan Specialty Plastics subsidiaries generated combined net sales of $71.6 million. Each of the Jordan Specialty Plastics subsidiaries is discussed below.

Beemak Plastics. Beemak, which was founded in 1951 and acquired by the Company in July 1989, is an integrated manufacturer of specialty "take-one" point-of-purchase brochure, folder and application display holders, and added modular storage systems ("Tilt-BinsTM") for storage and display of small items such as fasteners and bolts. Beemak sells its proprietary holders and displays, which accounted for approximately 66% of Beemak's business in 1998, to approximately 21,000 customers around the world. It sells its modular storage systems, which accounted for approximately 34% of Beemak's business in 1998, to wholesale home centers and hardware stores. In addition, Beemak produces a small amount of custom injection-molded plastic parts for customers on a contract manufacturing basis. Beemak's net sales for 1998 were $9.4 million.

Beemak's products are both injection-molded and custom fabricated. Beemak's molds are made by outside suppliers. The manufacturing process consists primarily of the injection molding of polystyrene plastic and the fabrication of plastic sheets. Beemak also provides silk screening of decals and logos onto the final product.

Beemak sells its products through a direct sales force, independent representatives, an extensive on-going advertising compaign and by reputation. Beemak sells to distributors, major companies, and competitors which resell the product under a different name. Beemak has been successful in providing excellent service on orders of all sizes, especially small orders.

The display holder industry is very fragmented, consisting of a few other known holder and display firms and regionally-based sheet fabrication shops. Beemak has benefited from the growth in "direct" advertising budgets at major companies. Significant advertising dollars are spent each year on direct-mail campaigns, point-of-purchase displays and other forms of non-media advertising. Beemak's modular storage systems compete in the retail storage bin/hardware store market. Its main competition in the market is Quantum.

Sate-Lite    Manufacturing.    Sate-Lite   manufactures    safety
reflectors for bicycle and commercial truck manufacturers, as well as plastic parts for bicycle manufacturers and colorants for the thermoplastics industry. Sate-Lite was founded in 1968 and acquired by the Company in 1988. Bicycle reflectors and plastic bicycle parts accounted for approximately 40% of Sate-Lite's net
sales   in  1998.   Sales  of  triangular  flares  and  specialty
reflectors and lenses to commercial truck customers accounted for approximately 36% of net sales in 1998. The remaining 24% of Sate-Lite's 1998 net sales were derived primarily from the sale of colorants to the thermoplastics industry. Sate-Lite's net sales for 1998 were $13.8 million.

Sate-Lite's bicycle products are sold directly to a number of OEMs. The three largest OEM customers for bicycle products are the Huffy Corporation, Roadmaster and Tandem (China), which accounted for approximately 17% of Sate-Lite's net sales in 1998. The triangular flares and other truck reflector products are also sold to a broad range of OEM customers. Colorants are sold primarily to mid-western custom molded plastic parts manufacturers. In 1998, Sate-Lite's ten largest customers accounted for approximately 44% of net sales.

Sate-Lite's products are marketed on a nationwide basis by its management. Sales to foreign customers are handled directly by management and by independent trading companies on a commission basis. Sate-Lite's export net sales accounted for approximately 17% of its total 1998 net sales. Export sales were principally to China and Canada. The principal raw materials used in manufacturing Sate-Lite's products are plastic resins, adhesives, metal fasteners and color pigments. Sate-Lite obtains these materials from several independent suppliers. In the fourth quarter of 1998, Sate-Lite opened a facility in China. Sate-Lite will be selling to Tandem, Giant, China Bike and other Chinese bicycle manufacturers who have recently been increasing their share of bicycles sold in the domestic market.

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

Deflecto Corporation. Founded in 1960 and acquired by the Company in 1998, Deflecto designs, manufactures and markets plastic injection-molded products for mass merchandisers, major retailers and large wholesalers. Deflecto sells its products in three product categories: hardware products, office supply products and houseware products. Hardware products, which comprised approximately 56% of Deflecto's net sales in 1998, include heating and cooling air deflectors, clothes dryer vents and ducts, kitchen vents and ducts, sheet metal pipes and elbows, exhaust fittings and other widely-recognized products. Office supply products, many of which have patents and trademarks, represented approximately 36% of net sales in 1998 and include such items as wall pockets, literature displays, file and chart holders, business card holders and other top-branded office supply products. The remaining sales were primarily from houseware products such as bath towel holders, spice racks, paper towel holders and other such items. Deflecto's net sales for 1998 were $45.2 million.

Deflecto manufactures approximately 90% of its products in-house, with the remainder outsourced to other injection molders. Deflecto efficiently manages the mix between manufactured and outsourced product due to its ability to accurately project pricing, cost and capacity constraints. This strategy enables Deflecto to grow without being constrained by capacity issues.

Deflecto sells its products through an in-house salaried sales force and the use of independent sales representatives. Deflecto has the critical mass to command strong positions and significant shelf space with the major mass merchandisers and retailers. In the hardware products line, Deflecto sells to major national retailers such as Ace Hardware, Wal-Mart, and Home Depot, as well as to heating, ventilating and air conditioning ("HVAC") and appliance parts wholesalers. Deflecto sells its office supply products line to major office supply retailers such as Office Depot, Office Max and Staples, as well as national wholesalers, such as United Wholesalers and S.P. Richards. Houseware products are sold primarily to smaller customers, although Deflecto does sell to Wal-Mart, K-mart and other retail chains. Deflecto has established strong relationships with its customers and is known for delivering high quality, well-packaged products in a timely manner.

Competition in the hardware, office supplies and housewares products businesses is increasing due to the consolidation of companies serving the market. The increased competition has prevented price increases and has forced manufacturers to improve production efficiency, product quality and delivery. The Company believes that Deflecto's mix of manufactured and outsourced product, and its management of this process, allows it to maintain high production efficiency, keeping costs down and product quality high.

Rolite Plastics. Founded in 1978 and acquired by the Company in 1998, Rolite manufactures and sells extruded vinyl chairmats for the office products industry.
During 1998, Rolite sold its products to plastics distributors, approximately 33%, foreign-based office products companies, approximately 29%, office products dealers, approximately 25%, and office superstores, approximately 13%. Rolite produces three types of standard-size chairmats, as well as custom-size chairmats. Standard-size chairmats, which comprised approximately 92% of 1998 net sales, consist of: (1) regular, which is Rolite's largest seller, (2) anti-static, which reduces static electricity and is prevalent for computer users, and (3) glass clear, which is nearly 100% transparent. Rolite's emphasis on technology helps to ensure excellent product quality, and all of Rolite's products are backed by a lifetime warranty against breakage. Rolite's net sales for 1998 were $3.2 million. Rolite is a division of the Company's Deflecto subsidiary.

Rolite  produces  its products with a small staff  of  personnel.
Each shift consists of an extruder, a mixer who compounds the raw materials, and two or three finishers who rout chairmats to their finished shape and pack them for shipment.

Rolite's products are sold through nine independent manufacturers' representatives who sell to over 600 dealers and six regional wholesalers. Merchandising chairmats is difficult given their bulky composition. To address this problem, Rolite developed a freestanding merchandise display and a counter top display that make the chairmats more accessible to customers while consuming a small amount of retail space. These displays are sold to dealers, who can then recoup the cost via discounts on future chairmat purchases. In addition to the independent sales representative network, Rolite's products will be sold as a separate product line through Deflecto.

Rolite is one of four manufacturers of vinyl chairmats in the United States and one of only seven worldwide. The estimated $80 million domestic market is dominated by Rubbermaid and Tenex; however, Rolite believes that its superior product quality and customer service, coupled with a lack of loyalty in the marketplace among dealers, will enable it to gain market share. Rolite has also been successful internationally, with over one-third of sales going to customers outside the United States. The poor quality of foreign manufacturers' products, coupled with Rolite's price-competitiveness and customer service, represents an opportunity to continue strong international growth.

Motors and Gears

Motors and Gears is a leading domestic manufacturer of specialty purpose electric motors, gears and motion control systems, serving a diverse customer base. Its products are used in a broad range of applications, including vending machines, refrigerator ice dispensers, commercial floor care equipment, elevators, photocopy machines, and conveyor and automation systems. The Motors and Gears subsidiaries have sold their brand name products to their customers for over 70 years. For the year ended December 31, 1998, Motors and Gears= subsidiaries generated combined net sales of $275.8 million. Each of Motors and Gears= subsidiaries is discussed below.

Motors and Gears has three primary products lines: sub-fractional motors  (approximately  38%  of 1998 sales),  fractional/integral
motors   (approximately  40%  of  1998   sales),   and   controls
(approximately 22% of 1998 sales).

Sub-fractional Motors

Merkle-Korff. Merkle-Korff was founded in 1911 and was purchased, along with its wholly owned subsidiaries, Elmco Industries, Inc. and Mercury Industries, Inc., by the Company=s subsidiary, Motors & Gears Industries, Inc., in September 1995. Merkle-Korff is a custom manufacturer of Alternating Current (AAC@) and Direct Current (ADC@) sub-fractional horsepower motors and gear motors used in refrigerators, freezers, dishwashers, vending machines, business machines, pumps and compressors.
Approximately 67% of Merkle-Korff=s 1998 net sales of $103.1 million, were derived from the home appliance and vending machine market. Merkle-Korff=s prominent customers include General Electric Company, Vendo, Whirlpool Corporation and Dixie-Narco, Inc. In 1998, the Company=s top 10 customers represented approximately 60% of total sales.

Barber-Colman, founded in 1894, was purchased by Merkle-Korff in 1996 and renamed Colman Motor Products (AColman Motors@) in January 1997. Colman Motors is a vertically integrated manufacturer of both AC and DC sub-fractional horsepower motors and gear motors. The Colman Motors= product line serves a wide variety of applications, and they are used as components in such products as vending machines, copiers, printers, ATM machines, currency changers, X-ray machines, peristatic pumps, HVAC activators, medical equipment and other products.

The majority of Colman Motors= products are sold directly to OEMs; however, management has initiated an effort to direct small orders to four distributors. Each of these distributors is fully stocked with Colman Motors= standardized parts and equipment using a computerized catalog system which facilitates the efficient selection of products and components at the distributor level.

Merkle-Korff experiences limited competition across its product lines including Colman Motor Products. Competitors are generally much smaller in terms of revenues but also produce a much more limited product line.

Fractional/Integral Motors

Imperial. Imperial was founded in 1889 and acquired by the Company in 1988. Imperial manufactures elevator motors, floor care equipment motors and automatic hose reel motors under its Imperial trade name, and floor care, silicone controlled rectifier motors, and low voltage DC motors under its Scott trade name. Scott was acquired by Imperial in 1988 and merged into Imperial in early 1997. All of Imperial=s assets were sold on arm=s length terms to Motors and Gears Industries, Inc. in November 1996.

Imperial designs, manufactures and distributes specialty electric motors for industrial and commercial use. It manufactures its products with steel, magnets, copper wire, castings, and other components supplied by a variety of firms. Its products, AC and DC motors, generators and permanent magnet motors are sold principally in the U.S. and Canada and to a limited extent in Europe and Australia. Approximately 26% of Imperial=s 1998 net sales of $34.1 million were derived from elevator motors, ranging from 5 to 100 horsepower, sold to major domestic elevator manufacturers. Approximately 74% of Imperial=s 1998 net sales were derived from permanent magnet motors and parts sold primarily to domestic manufacturers of floor care equipment.

Otis Elevator Company, Westinghouse Corporation and other leading elevator manufacturers have in recent years discontinued internal manufacturing of motors and have turned to Imperial and other independent manufacturers to supply motors. Imperial's largest customer accounted for approximately 9% of Imperial=s net sales in 1998, and Imperial=s top ten customers accounted for approximately 50% of total net sales. Imperial=s products are marketed domestically by its management and one independent sales representative and internationally by management.

In the elevator motor market, Imperial competes with several firms of varying size. The other markets in which Imperial competes are also highly competitive. However, the Company=s management believes that Imperial is able to effectively compete with these firms on the basis of product reliability, price and customer service.

In December 1998, Imperial acquired Euclid Universal, Inc., a designer and manufacturer of gear drives for special applications where stock items will not fit or meet performance requirements. Euclid's products include speed reducers, custom gearing, right angle gearboxes and transaxles. Its customized products are used in an array of industries, including materials handling, healthcare, agriculture, floor care and food processing. Euclid's technical expertise lies in the areas of worm, spur and helical gearing.

Euclid maintains a flexible engineering and production process that yields a rapid response in design, prototype and production. All gearing is manufactured in-house to industry standards and housings are made of high strength, heat treated aluminum alloy, cast iron or steel. Euclid is able to produce food grade finishes to its products, as well as hard coating for the stringent wash down equipment requirements. The Company believes that the addition of Euclid provides cross selling opportunities with Imperial, Gear and Advanced DC Motors. Currently, Euclid is working with Imperial to develop a transaxle product for the floor care industry. The Company believes that the ability to provide this product will enable Imperial to broaden its product line and to defend its market share in the floor care industry.

Gear. Gear manufactures precision gears and gear boxes for OEMs requiring high-precision commercial gears. Gear was founded in 1952 and acquired by Imperial in October 1988. All of Gear=s assets were sold on arm=s-length terms to Motors and Gears Industries, Inc. in November 1996. Gear manufactures precision gears for both AC and DC electric motors in a variety of sizes. The gears are sold primarily to the food, floor care machine and aerospace industries and to other manufacturers of machines and hydraulic pumps. Gear=s products are nationally advertised in trade journals and are sold by one internal salesman and one independent sales representative. Gear precision machines its products from steel forgings and castings. Net sales for Gear in 1998 were $7.7 million.

The gear industry is very fragmented and competitive. Gear competes primarily on the basis of quality. In addition, the ability of Imperial and Gear to offer both electric motors and gear boxes as a package, and to custom design these items for customers, may allow both subsidiaries to gain greater market penetration.

FIR. Founded in 1925 and acquired by the Company in June 1997, FIR is a leading European manufacturer of AC and DC motors and pumps for special-end applications such as pumps for commercial dishwashers, motors for industrial sewing machines, motors for industrial fans and ventilators, explosion-proof motors for gasoline pumps and the oil industry, and asynchronous and brushless motors for lift doors. With the exception of motors for industrial sewing machines, FIR produces custom products only after receiving specific customer orders. Motors for industrial sewing machines, which comprised approximately 9% of FIR=s 1998 net sales of $42.1 million are fairly standardized and are manufactured and stocked based on internal forecasts.

FIR sells both directly to customers and through two non-exclusive independent sales representatives located in France and Germany. The Company enjoys long-term relationships with its customers, some of which have been customers for over 20 years. The successful development of long-term customer relationships is a direct result of FIR=s reputation for high-quality products and on-time delivery. Within FIR=s customer base of over 450, no single customer accounts for more than 5% of 1998 sales. FIR=s top ten customers in 1998 accounted for approximately 32% of total sales.

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

Advanced DC Motors. Founded in 1989 and purchased by Motors and Gears in 1998, Advanced DC Motors is a designer and manufacturer of DC permanent magnet motors and starters (generators) which range from 4.5 inches to 9 inches in size. Advanced DC Motors sells special purpose custom designed motors for use in electric lift trucks, power sweepers, electric utility vehicles, golf carts, electric boats and other niche products. Advanced DC Motors also manufactures and sells commutators, which are motor components used to reverse the direction of electric current in motors, as well as special purpose production equipment. Special purpose motors comprised approximately 95% of Advanced DC Motors' net sales in 1998, while commutators and production equipment accounted for approximately 5%. Advanced DC Motors' net sales for 1998 were $27.2 million.

Advanced DC Motors is a fully-integrated manufacturer, with nearly 100% of its products manufactured to custom specifications developed through direct engineer-to-engineer design. Advanced DC Motors is capable of producing high-volume orders, none of which are for stock. As a result, Advanced DC Motors carries virtually no finished goods inventory. Advanced DC Motors has several production facilities, each specializing in some aspect of its business, such as motor production, commutator production for internal and external use, manufacturing of production equipment for internal and some external use, production of field coils and armature coils used primarily for internal production and research and development of electronic control products. Advanced DC Motors also has a warehouse facility in Germany used to service its European customers.

Advanced DC Motors primarily sells directly to its customers, OEMs, through its executive team due to the technical nature of the sale. Advanced DC Motors uses one independent representative. It also sells to distributors who serve the on-road electric vehicle market. Advanced DC Motors' largest customer accounted for 28% of sales and the top five customers accounted for 72% in 1998.

Controls

ED&C. ED&C was founded in 1958 and acquired by Motors and Gears in October 1997. It is a full-service electrical engineering company which designs, engineers and manufactures electrical control systems and panels for material handling systems and other like applications. ED&C provides comprehensive design, build and support services to produce electronic control panels which regulate the speed and movement of conveyor systems used in a variety of automotive plants and other industrial applications. ED&C had net sales in 1998 of $10.3 million.

ED&C   provides  its  customers  with  two  distinct   types   of
product/service. The first type consists of designing, programming, manufacturing, and commissioning the control system. These types of orders, which represented approximately 65% of 1998 orders, are value-added to the customer and therefore earn higher margins. The second type of product/service consists of manufacturing only, in which the customer provides ED&C with control panel designs and specifications and ED&C manufactures and assembles the product. These projects comprised approximately 35% of 1998 orders.

ED&C obtains the majority of its revenues through repeat business, referrals from its current customer base, and requests for proposals brought to ED&C due to its reputation for high quality design. Approximately 98% of 1998 net sales were to the automobile industry. Auto manufacturers have very stringent requirements regarding their material handling systems, and ED&C has gained significant expertise from servicing these demanding automotive OEMs. This expertise provides ED&C with a competitive advantage in less technically demanding markets. The company's largest customer accounted for approximately 35% of revenues in 1998, while the top five customers accounted for approximately 70% in 1998.

Motion Control. Motion Control was founded in 1983 and acquired by Motors and Gears in December 1997. Motion Control is a manufacturer of electronic motion and logic control products for elevator markets and specifically the elevator modernization market. Motion Control designs, engineers and assembles custom microprocessor-based control systems primarily used in modernizing and upgrading existing cable traction and hydraulic elevators (approximately 90% of 1998 net sales), and also provides systems for elevators installed in new building construction (approximately 10% of 1998 net sales). Motion Control fits closely with Motors and Gears' Imperial subsidiary, which supplies motor products to the elevator industry. The addition of Motion Control enables Motors and Gears to provide the elevator industry with a complete value-added motor and control package. Motion Control had 1998 net sales of $51.3 million.

Motion Control's production process consists primarily of assembling electronic components in a cabinet and testing the final product. Virtually all component parts, such as personal computer boards, switches, resistors, drivers, transformers, wire and cabinets are supplied through a network of wholesalers and distributors, none of which Motion Control is reliant on. Motion Control's production process is designed to accommodate flexibility and efficiency in a custom-production environment. Motion Control's engineers design most of Motion Control's products in a modular format to accommodate customization.

Motion Control sells through a direct sales force to major elevator manufacturers (approximately 32% of 1998 sales), large and small independent contractors (approximately 62% of 1998 sales), and international companies (approximately 6% of 1998 sales). Motion Control's sales and marketing staff of approximately twenty consists of eight sales representatives, seven of whom cover the domestic market and one Australia-based employee who serves the Australian market and all international customers. Motion Control also engages in marketing and promotional activities such as presentations at trade shows and industry conventions; development of brochures; articles and advertisements in trade magazines; direct mailings to customers; and a quarterly newsletter distributed to over 3,000 existing and potential customers.

Elevator modernization projects represent Motion Control's primary market. Motion Control focuses on the high-end domestic elevator modernization market, a niche which represents approximately 5% of the entire worldwide elevator control market. Elevator modernization primarily involves cosmetic, structural, or performance enhancements to an existing elevator system. While an elevator may last 30-40 years, its controls are typically replaced two-to-three times during its life. Further, while the worldwide elevator market is growing at approximately 4% annually, the elevator modernization niche is growing approximately 20% annually. This growth is expected to continue as new electronic control technology is developed. Motion Control's technology is also transferrable to other non-elevator motion control and drive markets, such as factory automation, commercial equipment and appliances.

Jordan Telecommunication Products

Jordan Telecommunication Products (AJTP@) is a leading supplier of infrastructure products and equipment, (approximately 50% of 1998 sales), electronic connectors and components, (approximately 15% of 1998 sales), and custom cable assemblies and accessories (approximately 35% of 1998 sales) to the telecommunications industry. It has provided its customers with products and services for an average of over 20 years. For the fiscal year ended December 31, 1998, Jordan Telecommunication Products generated combined net sales of $310.0 million, including sales of $16.1 million for Diversified Wire and Cable which was sold in July 1998.

Infrastructure Products and Equipment

Dura-Line. Dura-Line is a manufacturer and supplier of AInnerduct@ pipe through which fiber optic cable is installed and housed. Dura-Line sells this product to major telecommunications companies throughout the world. Dura-Line also manufactures flexible polyethylene water and natural gas pipe. Dura-Line was founded in 1974, and acquired by the Company in 1985.

Approximately 96% of Dura-Line=s 1998 net sales of $91.5 million came from sales of its Innerduct product. Dura-Line sells Innerduct to major telecommunications companies, such as SPT Telecom, GTE, Bell South and Pacific Telesis, each of which accounted for less than 12% of Dura-Line=s net sales in 1998. Innerduct is marketed worldwide by Dura-Line=s management, ten manufacturing representatives and forty in-house sales representatives. Dura-Line negotiates long-term contracts with major telecommunications companies for its Innerduct product line.

The  cable  conduit market is highly competitive.  In the  United
States,  Dura-Line  faces  competition  from  a  wide  range   of
companies   including   national,  international   and   regional
suppliers of cable conduit. In addition to other independent manufacturers of cable conduit outside of the United States, Dura-Line=s competitors include manufacturers that produce pipe and tubing for other uses, such as gas and water transportation. Competition within the industry is based primarily on quality,
price,    production    capacity,   field   support,    technical
capabilities, service and reputation.

In addition, approximately 4% of Dura-Line=s 1998 net sales came from the sale of polyethylene water and natural gas pipe to a variety of hardware stores, contractors, plumbing supply firms and distributors. Dura-Line markets its water and natural gas pipe products through sixty manufacturing representatives in the Southern and Eastern United States. The water and natural gas pipe market is very competitive. Dura-Line competes on the basis of quality and price with a number of regional and local firms.

Dura-Line=s   products  are  manufactured  through  the   plastic
extrusion process. Dura-Line procures raw plastic for extrusion from a number of independent suppliers. In March 1989, Dura-Line opened a new manufacturing facility in the United Kingdom to manufacture products for sale to British Telecom and other
foreign  customers.   Approximately 44% of Dura-Line=s  1998  net
sales were foreign sales. In late 1990, Dura-Line purchased a facility in Reno, Nevada. This facility opened in early 1991 and has increased Dura-Line=s annual capacity by approximately 50%. In 1993, Dura-Line entered into joint venture agreements in the Czech Republic and Israel to service Eastern Europe and the Middle East more effectively. In early and late 1995, Dura-Line opened subsidiaries in Mexico and China to manufacture and supply High Density Polyethylene ("HDPE"), plastic conduit systems to Central and South American markets as well as China and other
Asian  markets.   Dura-Line  owns 100%  of  the  equity  in  both
subsidiaries.    In   August  1996,  Dura-Line   incorporated   a
subsidiary in India under a joint venture agreement in which Dura-
Line   has   the   controlling  interest.   The  subsidiary   was
established to manufacture and supply HDPE plastic conduit systems to India and neighboring countries. In 1997, Dura-Line opened facilities in Malaysia and Spain to supply HDPE plastic conduit systems in those markets. Dura-Line opened a facility in Pryor, Oklahoma in 1998 to supply HDPE plastic conduit systems in support of its contracts as part of Level 3's nationwide buyout as well as to increase general domestic capacity.

Viewsonics. Viewsonics was founded in 1974 and purchased by the Company in 1996. Viewsonics designs, manufactures and markets branded cable television (ACATV@), electronic network components, and electronic security components mainly for the Adrop@ or home connection portion of the CATV infrastructure. Viewsonics develops, warehouses and sells its products out of its Florida facility. Viewsonics sources approximately 80% of its products from China, approximately 50% of which are manufactured in Viewsonics= Shanghai facility, and the remaining 50% of which are manufactured by subcontractors. Viewsonics has also developed manufacturing capabilities in St. Petersburg, Russia. The overseas procurement has allowed Viewsonics to lower production costs and it has also positioned Viewsonics to exploit the overseas CATV component markets as they develop.

Viewsonics sells approximately 50% of its products to multisystem operations including companies such as Time/Warner, Cencast, Continental Cablevision, and TCI. Viewsonics also sells to a network of distributors, six of whom account for the majority of the other 50% of 1998 sales. In 1998, Viewsonics generated net sales of $14.2 million. Competition in the industry is focused on quality, service, engineering support and price.

Northern. Northern was founded in 1985 and was purchased by the Company in 1996. Northern designs, manufactures and markets power conditioning and power protection equipment for primarily telecommunication applications, such as cellular and Personal Communication System (APCS@) networks. Northern also offers a variety of products including voltage regulators, uninterruptible power supplies, isolation transformers, and grounding devices to protect any power-critical application.

Northern sells directly through its own highly technical in-house sales force of 23 employees, who are supported by seven application engineers and four product development engineers. Northern sells to such large telecom OEMs as Sprint, Motorola, Lucent, Ericsson and Nokia. Northern=s largest customer accounted for approximately 50% of net sales in 1998 of $26.4 million and its 10 largest customers accounted for approximately 76% of net sales in 1998.

Engineered Endeavors (AEEI@). EEI was founded in 1987 and acquired by the Company in September 1997. EEI designs complete cellular and PCS towers, manufactures monopole antenna mount platforms, custom bill and clock towers, and accessories. EEI also distributes ancillary products used in the construction of cellular and PCS towers. Approximately 51% of its 1998 net sales were PCS towers, while approximately 24% were from cellular towers. The remaining 25% were from packagers and others. EEI's net sales in 1998 were $18.4 million.

EEI's manufacturing facility links a computer aided design drawing system directly to the production lines where the antenna support, monopole and ancillary equipment is manufactured. Once manufactured, the products are shipped to a New Orleans subcontractor where they are galvanized, packaged and shipped directly to the telecommunication tower construction site.

EEI uses a direct sales force consisting of one lead salesman, six computer aided design engineers and five structural engineers. It also uses one manufacturers' representative. EEI's largest customer is Nextel Communications, Inc., which comprised approximately 16% of revenues in 1998. Other top customers include Airtouch Cellular, Bell South PCS, Southwestern Bell, Sprint, AT&T Wireless and Alltell. Its sales are primarily to the domestic market.

The market for communications towers is expected to continue to grow for the next several years, and EEI provides Telecommunication Products with an entrance into that market. It also complements Telecommunication Products' Northern subsidiary, which specializes in surge protection devices for cellular and personal communications systems. EEI`s competition is primarily regional, with Valmont, Fort Worth Tower, Summit Manufacturing, Piro and UNR Roan being its main competitors. EEI will also benefit from Telecommunication Products' strong international presence.

Electronic Connectors and Components

Effective December 1998, Telecommunication Products reorganized the operations of its subsidiaries, Johnson Components, AIM Electronics, Cambridge Products and Vitelec Electronics. The reorganization consisted of centralizing manufacturing, sales and marketing, and headquarters operations at Johnson's Waseca, Minnesota facility. AIM Electronics' Sunrise Florida facility and Vitelec's Bordon, England facility are still used for assembly, distribution and sales operations. Electronic Connectors and Components still sells and markets its products under the Johnson Components, AIM Electronics, Cambridge Products and Vitelec Electronics tradenames.

      Electronic Connectors and Components is a leading designer, developer, manufacturer and distributor of standard, sub-miniature and micro-miniature radio frequency and other connectors and related products for use in cable assemblies, mobile communications, voice/date communications, testing instruments, computers, security equipment and other applications. Electronic Connectors and Components has a reputation for delivering high-quality products with a high degree of service and expedited delivery. Of its 1998 net sales of $43.0 million, radio frequency connectors/adaptors represented approximately 59%, voice/data products accounted for approximately 15%, cable assemblies comprised approximately 9%, and electronic hardware and other electronic components were responsible for approximately 17%.

Electronic Connectors and Components manufactures, assembles and distributes its products in a timely and cost-effective manner worldwide. Its manufactured radio frequency connectors (including sub-miniature and micro-miniature) are made 98% from brass bar and rod stock. The brass bar is machined to specification and then plated. Manufactured hardware and other electronic components are produced from various metals as well as injection-molded parts, and often require manual assembly. Electronic Connectors and Components' efficient, fully-integrated manufacturing system and warehouse operations allow approximately 26% of its manufactured product orders to be shipped within 24 hours. The industry's average lead time is six to eight weeks. The assembly operations import materials from Taiwan, Hong Kong and the United Kingdom. The operations are fully automated and have excellent order processing and warehouse systems. These systems allow Electronic Connectors and Components to ship assembled products within 24 hours of receipt of an order 90% of the time, on average.

Electronic Connectors and Components' products are sold to OEMs (approximately 18% of 1998 sales) and general line distributors (approximately 82% of 1998 sales). Its OEM customers include Hewlett-Packard, Nokia, Motorola, Ericsson and Tandy. Electronic Connectors and Components sells its products through a direct sales force of 11 and a coordinated effort with over 100 manufacturing representatives belonging to over 20 independent representative organizations. Sales to North America and South America are coordinated out of Electronic Connectors and Components' headquarters, while European sales are managed by a United Kingdom-based sales manager. International sales comprised approximately 23% of 1998 revenues. Electronic Connectors and Components' customer base is large and diverse, and no one customer accounted for more than 5% of sales. The top ten customers accounted for approximately 18% of sales in 1998.

The electronic connector and components industry is highly fragmented with over 1,500 manufacturers competing worldwide.
Electronic Connectors and Components competes with different suppliers in each of the various categories of the overall market, as well as with large national suppliers such as Amphenol, M-A/COM (a division of AMP), Radiall and Pan-Pacific. Electronic Connectors and Components focuses on the customer niche that values high quality products with a quick turnaround time and superior customer service.

Custom Cable Assemblies and Accessories

Bond. Bond was founded in 1988 and the Company acquired 80% of the outstanding shares of Bond in 1996. Bond designs, engineers and manufactures high-quality custom electronic cables and connector sub-assemblies for computer-related and telecommunications customers. All of Bond=s products are custom-made and are specifically designed to meet customer needs. Bond has three fully integrated, independent manufacturing facilities. Bond has rapidly become an industry leader due to its commitment to high quality and competitively priced products offered in conjunction with outstanding and dependable service.

Bond has established two separate, very profitable sales agencies in Northern and Southern California to represent them. Bond is continuing to actively solicit new strategic customers located throughout the United States via an independent sales representative network. In 1998, Bond=s single-largest customer accounted for approximately 31% of its net sales of $13.9 million and the top five customers accounted for approximately 53%.

K&S  Sheet  Metal.  In January 1998, Bond Technologies  purchased
K&S Sheet Metal, a manufacturer of precision metal electronic enclosures and box-build assemblies for electronic OEMs. Box-build assemblies consist of precision metal enclosures outfitted with power supplies, fans, cable assemblies and other electronic and mechanical components. One-hundred percent of K&S Sheet Metal's products are customized according to customer specifications. Approximately 96% of K&S Sheet Metal's 1998 revenues were derived from the sale of precision metal enclosures, while the remaining 4% were derived from box-build assemblies. K&S Sheet Metal's net sales for 1998 were $12.0 million.

K&S Sheet Metal has carved a niche as a supplier of short to medium run complicated boxes where it can demand a premium price for good product quality and service. It sells direct to many of the largest data storage, computer and telecommunication product OEMs in Southern California. Its top five customers are Kingston Technologies Corporation, MGE-UPS Systems, Gateway 2000, OLEC and Cherokee International.

LoDan. LoDan, founded in 1967 and acquired by the Company in May 1997, designs, engineers, manufactures, and distributes high-quality, custom electronic cable assemblies, sub assemblies, and electro-mechanical assemblies to OEMs in the data and telecommunications segments of the electronics industry. LoDan manufactures approximately 49% of the products it sells in-house at an ISO-9001 certified manufacturing facility, with the remaining 51% being distributed products. For fiscal 1998, LoDan=s net sales were $28.8 million.

The acquisition of LoDan has bolstered the presence of Jordan Telecommunication Products in the custom cable assembly business. LoDan=s customer base, which compliments that of Bond, was built based on providing innovative solutions to customers= needs. LoDan's largest customer, Cisco Systems (approximately 43% of 1998 sales), is the world=s pre-eminent networking company and provides LoDan with access to international markets. LoDan=s products are sold through internal and external sales forces.

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

Telephone Services, Inc. (ATSI@). In October 1997, the Company acquired 70% of TSI. TSI designs, manufactures and distributes custom cable assemblies (approximately 82% of 1998 sales), terminal strips and terminal blocks (approximately 8% of 1998 sales) and other connecting devices (approximately 10% of 1998 sales) primarily to the telephone operating companies and major telecommunication manufacturers. TSI has established a reputation for high-quality products, on time-delivery and dependable service. Its 1998 net sales were $45.7 million.

TSI designs its products on an engineer-to-engineer basis for specific telecommunication applications. Its manufacturing equipment consists of numerous crimping and stripping devices used to manufacture cable assemblies and test equipment for quality control purposes. Its manufacturing process is extremely efficient, enabling it to finish prototype and pre-production assemblies within one week. After pre-production, general production lead times average one to three weeks. TSI`s technical expertise and efficient production process have enabled it to establish strong relationships with many of the largest telecommunication companies.

TSI manufactures cable assemblies for approximately 100 telecommunication OEMs. It sells its products through a direct sale force of eight regional salespeople who are supported internally by a staff of engineering and technical application engineers. The direct salesperson also functions as an application engineer and interacts directly with the customer's design engineers. TSI's largest customer is Pacific Bell, which represented approximately 24% of revenues in 1998. The other four which made up the top five customers in 1998 are Tekontrol, approximately 17%, GTE, approximately 15%, Sprint, approximately 9%, and A.D.C., approximately 6%. Other top customers include Southwestern Bell, Nynex, World Com and M.F.S.

The  cable  assembly  business  is  highly  fragmented,  but   is
experiencing strong growth as telecommunication companies continue to outsource this subcomponent. TSI's competition is regional by product line, and cable assembly competitors include M.M.I., Varitronics and Telect, while terminal block competitors include Thomas & Betts and Lucent Technologies.

A key component of TSI's growth is through acquisitions of smaller companies with product line and/or customer synergies. As part of this strategy, in July 1998, TSI acquired Opto-Tech Industries, Inc., a manufacturer of a variety of filters, attenuaters and other miscellaneous equipment for the telecommunications industry. Most of Opto-Tech's sales are to Regional Bell Operating Companies. Opto-Tech Industries is a good fit for TSI because of their overlapping customer base. Opto-Tech's operations have been fully integrated into those of TSI.

Backlog

As of December 31, 1998, the Company had a backlog of approximately $134.4 million, compared with $109.6 million as of December 31, 1997. The backlog in 1998 is primarily due to titanium hot formed sales at Parsons, motor sales at Merkle-Korff, and cable assembly sales at LoDan. Management believes that the backlog may not be indicative of future sales.

Seasonality

The Company=s aggregate business has a certain degree of seasonality. SPAI=s and Riverside=s sales are somewhat stronger toward year-end due to the nature of their products. Calendars at SPAI have an annual cycle while Bibles and religious books at Riverside are popular as holiday gifts.

Research and Development

As a general matter, the Company operates businesses that do not require substantial capital or research and development expenditures. However, development efforts are targeted at certain subsidiaries as market opportunities are identified. None of these subsidiaries= development efforts require substantial resources from the Company.

Patents, Trademarks, Copyrights and Licenses

The Company relies on a combination of patent, copyright, trademark and trade secret laws and contractual agreements to protect its proprietary technology and know how. The Company owns and uses trademarks and brandnames to identify itself as a source of certain goods and services including the DURA-LINE and SILICORE trademarks, both of which are registered in the United States and various foreign countries, and the VIEWSONICS brandname, in which the Company has common law rights. The Company=s SILICORE technology includes a patented solid co-extruded polymer lubricant lining that uses a silicone-based lubricant which is marketed and sold under the SILICORE trademark. There can be no assurance that the Company will be granted additional patents or that the Company=s patents either will be upheld as valid if ever challenged or will prevent the development of competitive products. The Company=s U.S. patent with respect to the SILICORE lubricant lining expires in 2007. The Company has not sought foreign patents for most of its technologies, including technologies which have been patented in the United States, such as the SILICORE lubricant lining, which may adversely affect the Company=s ability to protect its technologies and products in foreign countries. The Company protects its confidential, proprietary information as trade secrets.

Except for the SILICORE polymer pipe products, certain of the Company=s CATV components and its fiber optic connector technology, the Company=s products are generally not protected by virtue of any proprietary rights such as patents. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology and know-how or that the Company=s competitors will not independently develop technologies that are substantially equivalent to or superior to the Company=s technology. In addition, the laws of some foreign countries do not protect the Company=s proprietary rights to the same extent as do the laws of the United States. In the Company=s opinion, the loss of any intellectual property asset, would not have a material adverse effect on the conduct of the Company=s business.

The Company is also subject to the risk of adverse claims and litigation alleging infringement of the proprietary rights of others. From time to time, the Company has received notice of infringement claims from other parties. Although the Company does not believe it infringes the valid proprietary rights of others, there can be no assurance against future infringement claims by third parties with respect to the Company=s current or future products. The resolution of any such infringement claims may require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

Employees

As of December 31, 1998, the Company and its subsidiaries employed approximately 7,092 people. Approximately 1,189 of these employees were members of various labor unions. The Company has not experienced any work stoppages in the past five years as a result of labor disruptions. The Company believes that its subsidiaries= relations with their respective employees are good.

Environmental Regulations

The Company is subject to numerous U.S. and foreign federal, state, provincial, and local laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act (ACERCLA@), the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-To-Know Act and the Resource Conservation and Recovery Act. Under CERCLA and analogous state laws, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws frequently impose cleanup liability regardless of whether the owner or operator knew of or was responsible for the presence of such hazardous or toxic substances and regardless of whether the release or disposal of such substances was legal at the time it occurred. Regulations of particular significance to the Company=s ongoing operations include those pertaining to handling and disposal of solid and hazardous waste, discharge of process wastewater and stormwater and release of hazardous chemicals. The Company believes it is in substantial compliance with such laws and regulations.

The Company generally conducts a Phase I environmental survey on each acquisition candidate prior to purchasing the company to assess the potential for the presence of hazardous or toxic substances that may lead to cleanup liability with respect to such properties. The Company does not currently anticipate any material adverse effect on its results of operations, financial condition or competitive position as a result of compliance with federal, state, provincial, local or foreign environmental laws or regulations. However, some risk of environmental liability and other costs is inherent in the nature of the Company=s business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments such as the obligation to investigate or clean up hazardous or toxic substances at the Company=s property for which indemnification is not available, could lead to material costs of environmental compliance and cleanup by the Company.

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

In October 1997 the Tennessee Department of Environmental Control ("DEC") requested information from Dacco about a contaminated spring adjacent to its Cookeville, Tennessee property. The spring is reportedly contaminated with materials which Dacco does not believe it ever used at the facility, and Dacco therefore does not believe that it caused the contamination or that it will be responsible for the cleanup. In September 1998 the DEC informed Dacco that the spring requires further investigation, and that Dacco's Cookeville property meets the criteria for designation as a state Superfund cleanup site. The DEC has subsequently agreed to examine the potential liability of other companies in the area before pursuing Dacco for cleanup costs. While the Company does not believe that Dacco will be liable for the cost of any further investigation or cleanup, there can be no assurance that the DEC will not attempt to impose such liability, or that, if the DEC is successful in doing so, that such liability would not be material.

Item 2. Properties

The Company leases approximately 31,700 square feet of office space for its headquarters in Illinois. The principal properties of each subsidiary of the Company at December 31, 1998, and the location, the primary use, the capacity, and ownership status thereof, are set forth in the table below:

                                                             SQUARE  OWNED/
COMPANY        LOCATION                   USE                 FEET   LEASED
Advanced DC    Dewitt, NY       Manufacturing/Administration 49,600  Owned
               Syracuse, NY     Manufacturing                45,000  Leased
               Carrollton, TX   Manufacturing/Administration 29,000  Leased
               Dewitt, NY       Manufacturing                18,500  Leased
               Eternoz, France  Manufacturing/Administration 10,000  Leased
               Putzbrunn,Germany Warehouse                    1,200  Leased
               Palo Alto,  CA   Research and Development      1,000  Leased
Beemak     Rancho Dominguez, CA Manufacturing/Administration110,000  Leased
Bond           Anaheim, CA      Manufacturing/Administration 22,000  Leased
          Huntington Beach, CA  Manufacturing/Administration 150,000 Leased
               Austin, TX       Manufacturing/Administration  13,000 Leased
Cape Craftsmen Elizabethtown,NC Manufacturing                230,200 Leased
               Wilmington, NC   Administration                 8,500 Leased
Cho-Pat        Hainesport, NJ   Manufacturing/Administration   7,000 Leased
DACCO          Cookeville, TN   Administration/Manufacturing 140,000 Owned
               Huntland, TN     Manufacturing                 65,000 Owned
          Rancho Cucamonga, CA  Administration/Manufacturing  40,00  Owned
Deflecto     Indianapolis, IN   Manufacturing/Administration 200,000 Owned
             Indianapolis, IN   Manufacturing                 38,100 Leased
             Indianapolis, IN   Manufacturing                 25,600 Leased
             St. Catherines,Ont.Manufacturing                 30,000 Owned
             St. Catherines,Ont.Manufacturing                 30,000 Leased
Dura-Line    Beranang, Melaysia Manufacturing/Administration  64,000 Leased
             Ciudad Real, Spain Manufacturing/Administration   3,000 Leased
             Goa, India         Manufacturing/Administration  48,000 Owned
             Grimsby, U.K.      Manufacturing/Administration  35,000 Owned
             Knoxville, TN      Administration                10,000 Leased
            Mexico City, Mexico Sales Office/Administration    2,000 Leased
             Middlesboro, KY    Manufacturing/Administration  80,000 Owned
             New Delhi, India   Sales Office/Administration    2,000 Leased
             Pryor, OK          Manufacturing/Administration  33,750 Owned
             Queretaro, Mexico  Manufacturing/Administration  43,000 Leased
             Sao Paolo, Brazil  Sales                            600 Leased
             Shanghai, China    Manufacturing/Administration  50,000 Owned
             Shanghai, China    Sales Office/Administration    1,000 Leased
             Sparks, NV         Manufacturing                 35,000 Owned
             Tel Aviv, Israel   Manufacturing/Administration  10,000 Leased
          Zlin, Czech Republic  Manufacturing/Administration  40,000 Owned
ED&C         Troy, MI           Manufacturing/Administration  29,400 Leased
EEI          Mentor, OH         Manufacturing/Administration  48,000 Leased
             Belle Chasse, LA   Warehouse                    195,000 Leased
Elec Connectors
& Components Bordan, U.K.       Dist/Admn/Assembly            16,500 Owned
             Sunrise, FL        Dist/Admn/Assembly            28,000 Leased
             Waseca, MN         Manufacturing/Administration  70,000 Sub-Leased
             Paris, France      Sales                          1,000 Leased
FIR          Casalmaggiore,ItalyManufacturing/Administration 100,000 Owned
             Varano, Italy      Manufacturing                 30,000 Owned
             Bedonia, Italy     Manufacturing                  8,000 Owned
           Reggio Emilia, Italy Manufacturing                 35,000 Leased
           Reggio Emilia, Italy Manufacturing                 30,000 Leased
             Genova, Italy      Manufacturing                 33,000 Leased
Gear         Grand Rapids, MI   Manufacturing/Administration  39,000 Owned
Imperial     Akron, OH          Manufacturing/Administration  43,000 Owned
             Stow, OH           Administration                 7,000 Leased
             Middleport, OH     Manufacturing                 85,000 Owned
             Cuyahoga Falls, OH Manufacturing                 63,000 Leased
             Alamogorda, NM     Manufacturing                 15,000 Leased
             Bedford, OH        Manufacturing/Administration  25,000 Leased
LoDan        San Carlos, CA     Manufacturing/Administration  22,500 Leased
             San Carlos, CA     Manufacturing                 13,500 Leased
Merkle-Korff Des Plaines, IL    Manufacturing/Administration  38,000 Leased
             Des Plaines, IL    Manufacturing/Administration  45,000 Leased
           Richland Center, WI  Manufacturing/Administration  45,000 Leased
             Darlington, WI     Manufacturing                 68,000 Leased
             Des Plaines, IL    Manufacturing/Administration 112,000 Leased
Motion Control Rancho Cordova,CA Manufacturing/Administration 40,000 Leased
Northern     Liberty Lake, WA   Manufacturing/Administration  22,600 Leased
Pamco        Des Plaines, IL    Manufacturing/Administration  24,500 Owned
Parsons      Parsons, KS        Manufacturing/Administration  97,500 Owned
Riverside    Iowa Falls, IA     Distribution/Administration   65,900 Leased
             Sparks, NV         Distribution/Administration   35,000 Leased
Rolite       Midvale,  OH       Manufacturing/Administration  20,500 Owned
Sate-Lite    Niles, IL          Manufacturing/Administration 120,000 Leased
             Shunde, China      Manufacturing/Administration   9,282Sub-Leased
Seaboard     Fitchburg, MA      Administration/Manufacturing 260,000 Owned
             Miami, FL          Manufacturing                 90,000 Owned
             Brentwood, NY      Manufacturing                 35,000 Leased
             Red Oak, IA        Manufacturing/Administration 136,500 Owned
             Coshocton, OH      Manufacturing/Administration 240,000 Leased
                               (Four buildings)
TSI          Grand Prairie, TX  Manufacturing/Administration  15,000 Leased
             Shasta Lake City, CA  Manufacturing               5,000 Leased
             Riverview, FL      Manufacturing                 75,000 Leased
             Tampa, FL          Manufacturing                 20,000 Leased
Valmark      Fremont, CA        Manufacturing/Administration  46,000 Leased
             Fremont, CA        Manufacturing/Administration  15,000 Leased
Viewsonics   Boca Raton, FL     Administration/Distribution/
                                Research and Development      14,500 Leased
             Shanghai, China    Manufacturing/Administration  25,000 Leased
         St. Petersburg, Russia Manufacturing/Administration  10,000 Leased

DACCO also owns or leases thirty-five distribution centers, which average 4,000 square feet in size. DACCO maintains five distribution centers in Tennessee, four distribution centers in Florida, two distribution centers in each of Illinois, Arizona, Michigan, Texas, Alabama, California, Ohio, and Virginia, and the remaining distribution centers are located in Pennsylvania, Indiana, Minnesota, Missouri, Nebraska, West Virginia, Oklahoma, South Carolina, Nevada, and Kentucky.

Merkle-Korff=s facilities are leased from the chairman of Merkle-Korff and Northern=s Liberty Lake, Washington, facility is leased from a general partnership consisting of the former owners. The Company believes that the terms of these leases are comparable to those which would have been obtained by the Company had these leases been entered into with an unaffiliated third party.

The  Company also has sales representatives in field  offices  in
Florida, Illinois, Ohio, Oregon, Virginia and internationally  in
Brazil,   Bulgaria,  Germany,  Malaysia,  Romania,   Russia   and
Slovakia.

To the extent that any of the Company's existing leases expire in 1999, the Company believes that it will be able to renegotiate them on acceptable terms. The Company believes that its existing leased facilities are adequate for the operations of the Company and its subsidiaries.

Item 3.  LEGAL PROCEEDINGS

On January 21, 1997, Welcome Home filed for Chapter 11 bankruptcy protection. As a result of the Chapter 11 filing, the results of Welcome Home are not consolidated with the Company=s results for periods subsequent to January 21, 1997.

The Company=s subsidiaries are parties to various other legal actions arising in the normal course of their business. The Company believes that the disposition of such actions individually or in the aggregate will not have a material adverse effect on the consolidated financial position of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1998.


                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a)  The only authorized, issued and outstanding class of capital
     stock  of  the  Company  is  Common  Stock.   There  is   no
     established  public trading market for the Company's  Common
     Stock.

(b) At December 31, 1998, there were 19 holders of record of the Company's Common Stock.

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

     The following table presents selected operating, balance sheet and other data of the Company and its subsidiaries as of and for the five years ended December 31, 1998. The financial data of the Company and its subsidiaries as of and for the years ended December 31, 1994 through 1998 were derived from the
consolidated  financial  statements  of  the  Company   and   its
subsidiaries.

                             Year Ended December 31,
                              (dollars in thousands)
                             1998     1997    1996    1995    1994
Operating data:(1)
Net sales..................$943,607$ 707,112$601,567$507,311$424,391
Cost of sales, excluding
 depreciation.............. 601,385  446,580 375,745 320,653 262,730
Gross profit, excluding
 depreciation.............. 342,222  260,532 225,822 186,658 161,661
Selling, general and
 administrative expense.... 193,426  148,921 150,951 121,371  97,428
Operating income ..........  91,696   55,444  13,392  32,360  42,944
Interest expense........... 109,705   82,455  63,340  46,974  40,887
Interest income ...........  (2,178)  (2,713) (2,538) (2,841) (1,471)
Income (loss) before income
 taxes, minority interest,
 equity in investee,
 and extraordinary item.... (22,550) (6,173) (47,410) (11,773)27,689
Income (loss) before extra-
  ordinary items (2)....... (31,407)(14,260) (51,884)  (7,470)23,741
Net income (loss) (2)      $(31,586)$(45,618)$(55,690)$(7,470)$23,741

Balance sheet data (at end of period):
Cash and cash equivalents $ 23,008 $ 52,500 $ 32,797 $ 41,253 $56,386
Working capital........... 189,065  176,508  123,479  115,387 123,395
Total assets..............1,043,888 930,231  681,885  532,384 398,474
Long-term debt (less
 current portion).........1,059,419   921,871   687,936  513,690 380,966
Net capital deficiency(3).$(208,144)$(175,285)$(130,281)$(74,479)
$(66,867)


(1) The Company has acquired a diversified group of operating companies over the five year period which significantly affects the comparability of the information shown above.

(2) Net income in 1994 includes a gain from the sale of a partial interest in Welcome Home of $24,161. Net loss in 1995 includes $6,929 of restructuring and non-recurring charges related to Welcome Home. Net loss in 1996 includes compensation expense related to a stock appreciation right and other compensation agreements of $9,822, the loss on the purchase of an affiliate, $4,488, and restructuring charges related to Welcome Home, $8,106, and other non-recurring charges, $4,136. Net loss in 1997 includes compensation expense related to a stock appreciation right and other compensation agreements of $15,871, a gain on the sale of a subsidiary of $17,081, the recording of equity in the loss of an investee of $3,386, and an extraordinary loss of $31,358 related to the Company=s refinancing. Net loss in 1998 includes a loss on the sale of a subsidiary of $6,299 and a loss on foreign translation of $3,020.

(3) No cash dividends on the Company's Common Stock have been declared or paid.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Historical Results of Operations

     Summarized below are the historical net sales, operating income and operating margin (as defined below) for each of the Company's business groups for the fiscal years ended December 31, 1998, 1997 and 1996. This discussion should be read in conjunction with the historical consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report.

     In 1996, Dura-Line was moved from the Consumer and Industrial Products segment to the Telecommunication Products segment. In 1997, the Retube product line of Dura-Line was moved from the Telecommunication Products segment to the Consumer and Industrial Products segment. In 1998 Sate-Lite and Beemak were reclassified from the Consumer and Industrial Products segment to the Jordan Specialty Plastics segment. Prior period results were also realigned into these new groups in order to provide accurate comparisons between periods.

                                        Year ended December 31,
                                     1998       1997       1996__
                                       (dollars in thousands)
Net Sales:
Specialty Printing & Labeling..    $120,160   $119,346     $109,587
Jordan Specialty Plastics......      71,568     24,038       20,120
Motors and Gears...............     275,833    148,669      117,571
Telecommunication Products(4)..     310,028    257,010      131,592
Welcome Home(3)................        -         2,456       81,855
Consumer and Industrial Products(4) 166,018    155,593      140,842
Total .....................        $943,607   $707,112     $601,567

Operating Income (1):
Specialty Printing & Labeling..       8,259      8,540        5,540
Jordan Specialty Plastics......       4,654      2,490         (592)
Motors and Gears...............      42,324     27,684       23,229
Telecommunication Products(4)..      30,791     13,258       13,828
Welcome Home(3)................         -       (1,107)     (15,975)
Consumer and Industrial Products(4)  17,105     16,012       13,222
     Total ....................    $103,133    $66,877      $39,252

Operating Margin (2):
Specialty Printing & Labeling..       6.9%        7.2%         5.1%
Jordan Specialty Plastics......       6.5%       10.4%        (2.9)%
Motors and Gears...............      15.3%       18.6%        19.8%
Telecommunication Products(4)..       9.9%        5.2%        10.5%
Welcome Home(3)................        -        (45.1)%      (19.5)%
Consumer  and  Industrial Products(4)10.3%       10.3%         9.4%
Combined (1)...................      10.9%        9.5%         6.5%

(1) Before corporate overhead of $11,437 and $11,433, for the years ended December 31, 1998 and 1997, respectively. The Telecommunication Products operating income includes expense of $15,871 related to compensation agreements in 1997. The operating income for the year ended December 31, 1996 is before corporate overhead of $17,500, the write-off of $4,488 in notes receivable resulting from the Cape Craftsmen acquisition and the charge of $3,872 for a compensation agreement. Telecommunication Products= operating income includes the AIM and Cambridge SARA expense of $3,411 for the year ended December 31, 1996.
(2)  Operating margin is operating income divided by net sales.
(3) For the period from January 1, 1997 to January 21, 1997, the date of the Chapter 11 filing (See Footnote 3 to the financial statements).
(4) Jordan Telecommunication Products includes Diversified Wire and Cable for the period from January 1, 1998 to July 8, 1998. Consumer and Industrial Products includes Hudson for the period from January 1, 1997 to May 15, 1997, and Paw Print for the period from January 1, 1997 to July 25, 1997. (See Footnote 15 to the financial statements).

     Specialty Printing & Labeling.  As of December 31, 1998,  the
Specialty Printing and Labeling group consisted of SPAI, Valmark, Pamco, and Seaboard.

     1998 Compared to 1997. Net sales increased $0.8 million or 0.7% and operating income decreased $0.3 million or 3.3%. Sales increased primarily due to higher sales of ad specialty products and calendars at SPAI, $1.5 million and $0.2 million, respectively, increased sales of graphic panel overlays and membrane switches at Valmark, $1.3 million, and higher sales of labels at Pamco, $0.4 million. Partially offsetting these increases were lower sales of school annuals at SPAI, $0.2 million, decreased sales of labels and shielding devices at Valmark, $0.6 million and $1.0 million, respectively, and lower sales of folding boxes at Seaboard, $0.8 million. The increased ad specialty sales at SPAI were due to management's focus on the higher growth corporate program business, while decreased sales of shielding devices at Valmark reflect a major customer's decision to reduce production of laptop computers that require the shields.

Operating income decreased due to lower operating income at SPAI, Pamco, and Seaboard, $0.1 million, $0.3 million, and $0.7 million, respectively. Partially offsetting these decreases was increased operating income at Valmark, $0.5 million, and decreased corporate expenses, $0.3 million. The decreased operating income at SPAI was due to the hiring of additional salespeople to focus on continued growth in the corporate program ad specialty segment, and the lower operating income at Seaboard was due to pricing pressure in the packaging industry. The improved operating income at Valmark is due to Valmark negotiating more favorable pricing with customers, while the decreased corporate expenses are due to lower bank fees as bank debt was repaid in 1997. Operating margin remained consistent with 1997.

     1997 Compared to 1996. Net sales increased $9.8 million or 8.9% and operating income increased $3.0 million or 54.2%. Sales increased due to higher sales of ad specialty products at SPAI, $2.2 million, increased sales of labels and graphic panel overlays and membrane switches at Valmark, $1.0 million and $0.6 million,  respectively,  higher sales of  labels  at  Pamco,  $0.3 million,  and  increased sales of folding boxes at Seaboard,  $7.3 million, due to the acquisition of Seaboard in May 1996. Partially offsetting these increases were decreased sales of calendars and school annuals at SPAI, $0.1 million and $0.2 million, respectively, and lower sales of shielding devices at Valmark, $1.3 million.

Operating income increased due to higher operating income at SPAI, $0.6 million, increased operating income at Valmark, $0.1 million, and higher operating income at Seaboard, $2.6 million. Partially offsetting these increases was decreased operating income at Pamco, $0.3 million. The higher operating income at SPAI was due to lower selling, general, and administrative costs, primarily medical insurance and commissions, while the increase at Valmark was due to higher sales and lower operating costs. The decrease in operating income at Pamco was attributed to lower gross profit stemming from decreased sales of custom-made labels. Operating margin increased 2.1%, from 5.1% in 1996 to 7.2% in 1997, primarily due to higher sales and lower operating costs as discussed above.

Jordan Specialty Plastics. As of December 31, 1998, the Jordan Specialty Plastics group consisted of Sate-Lite, Beemak, Deflecto and Rolite.

     1998 Compared to 1997. Net sales increased $47.5 million or 197.7% and operating income increased $2.2 million or 86.9%. Net sales increased primarily due to the acquisitions of Deflecto and Rolite in February 1998. Deflecto contributed sales in 1998 of $45.2 million while Rolite contributed sales of $3.2 million. In addition, sales of warning triangles and colorants increased at Sate-Lite, $0.2 million and $0.3 million, respectively. Partially offsetting these increases were lower sales of bike reflectors and custom molded products at Sate-Lite, $0.2 million and $0.4 million, respectively, and decreased sales of molded and fabricated product at Beemak, $0.6 million and $0.2 million, respectively.

Operating income increased primarily due to the acquisitions of Deflecto and Rolite, as discussed above. These companies contributed operating income in 1998 of $5.3 million and $0.6 million, respectively. Partially offsetting these increases was lower operating income at Sate-Lite and Beemak, $2.0 million and $1.5 million, respectively. In addition, corporate overhead of $0.2 million was incurred in 1998 related to the formation of the Jordan Specialty Plastics group. Operating income decreased at Sate-Lite due to operating expenses incurred related to the expansion of manufacturing operations into China and operating income at Beemak decreased due to lower absorption of fixed operating expenses at a lower sales level, as well as additional costs associated with Beemak's expansion into a larger facility. Operating margin decreased 3.9%, from 10.4% in 1997 to 6.5% in 1998, due to the reasons mentioned above.

     1997 Compared to 1996. Net sales increased $3.9 million of 19.5%. The increase in net sales was partially due to the acquisition of Arnon-Caine by Beemak in January 1997. Arnon-Caine contributed net sales of $3.9 million in 1997. Further contributing to the increase in 1997 net sales were increased sales of bicycle reflectors and custom molded products at Sate-Lite, $0.5 million and $0.2 million, respectively. Partially offsetting these increases were decreased sales of plastic injection molded products of Beemak, $0.7 million. The increase in bicycle reflector sales at Sate-Lite was primarily due to the extension of sales of bicycle reflectors into Asian markets.

Operating income increased $3.1 million or 520.6%. The increase in operating income was partially due to the acquisition of Arnon-Caine which contributed operating income of $1.4 million in 1997. In addition, operating income increased at Sate-Lite and Beemak (excluding Arnon-Caine), $1.1 million and $0.6 million, respectively. The increase in operating income was primarily due to higher gross profit at Sate-Lite stemming from increased sales of custom molded product and decreased operating expenses at Beemak due to a focused cost cutting program.

Operating margin increased to 10.4% in 1997 from (2.9)% in 1996 due to the reasons mentioned above.

     Motors and Gears. As of December 31, 1998, the Motors and Gears group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control, and Advanced DC. Effective January 1997, Barber-Colman became a fully integrated division of Merkle-Korff. Motors and Gears operates in three separate business segments; sub-fractional motors, fractional/integral motors, and controls. Motors and Gears entered the controls business segment through the acquisitions of ED&C and Motion Control during 1997.

     1998 Compared to 1997. Net sales increased $127.2 million or 85.5% and operating income increased $14.6 million or 52.9%. The increase in net sales was primarily due to the 1998 acquisition of Advanced DC and the 1997 acquisitions of FIR, ED&C, and Motion Control. These companies contributed net sales in 1998 of $27.2 million, $42.1 million, $10.3 million, and $51.3 million, respectively, compared to net sales in 1997 of $14.8 million, $1.8 million, and $1.2 million for FIR, ED&C, and Motion Control, respectively. Sales of sub-fractional motors increased 13.0% in 1998 due to continued strength in the vending and appliance markets and sales of fractional/integral motors increased 6.6% in 1998 (excluding acquisitions) reflecting market share gains in the floor care market and stronger sales in the elevator market. Partially offsetting these increases, were decreased sales of gears and gearboxes, 8.4%, due to a weaker floor care market after stronger than expected sales in 1997.

Operating income increased primarily due to the increased sales discussed above. Advanced DC, FIR, and Motion Control contributed operating income in 1998 of $5.2 million, $5.9 million, and $6.9 million, respectively, compared to operating income in 1997 of $1.6 million and $0.1 million for FIR and Motion Control, respectively. Partially offsetting these increases were additional selling, general, and administrative expenses as well as higher depreciation and amortization arising from the 1998 and 1997 acquisitions. Operating margin decreased 3.3%, from 18.6% in 1997 to 15.3% in 1998, due to these additional operating expenses.

     1997 Compared to 1996. Net sales increased $31.1 million or 26.5% and operating income increased $4.5 million or 19.2%. Sales increased partially due to the acquisitions of FIR in June 1997, ED&C in October 1997, and Motion Control in December 1997. These companies contributed $14.8 million, $1.8 million, and $1.2 million, respectively, in 1997, or 57.2% of the total increase in net sales. In addition, net sales increased due to an 18.2% increase in sales of sub-fractional motors at Merkle-Korff and a 24.0% increase in sales of planetary gears at Gear. Partially offsetting these increases was a 6.6% decrease in sales of fractional/integral motors at Imperial. The sales increases were primarily due to strong sales of sub-fractional motors in the vending and appliance markets and strong sales of planetary gears in the floor care market. The decrease in net sales of fractional/integral motors was primarily due to unusually strong sales in the first half of 1996 resulting from the high backlog of orders accumulated in the fourth quarter of 1995.

The increase in operating income was primarily due to the increase in sales of sub-fractional motors and planetary gears as discussed above. Partially offsetting these increases were slightly decreased gross margins in the fractional/integral motors group due to FIR operating at slightly lower gross margins than the rest of the group, and increased operating expenses attributed to the acquisitions of Barber-Colman in 1996, and FIR, ED&C and Motion Control in 1997. Operating margin decreased 1.2% from 19.8% in 1996 to 18.6% in 1997, due to the decreased gross margins and increased operating expenses discussed above.

     Telecommunication  Products.  As of December  31,  1998,  the
Telecommunication Products group consisted of Dura-Line, Electronic Connectors and Components, Viewsonics, Bond, K & S Sheet Metal, Northern, LoDan, EEI and TSI. Due to the similarity of many of the Telecommunication Products subsidiaries= product lines, management evaluates, oversees and manages the companies based on three product group segments: Infrastructure Products and Equipment which includes Dura-Line, Viewsonics, Northern and EEI; Electronic Connectors and Components; and Custom Cable Assemblies and Specialty Wire and Cable which includes Bond, K & S Sheet Metal, LoDan and TSI.

     1998 Compared to 1997. Net sales increased $53.0 million or 20.6% and operating income increased $17.5 million or 132.2%.
The increase in sales was due to the 1998 acquisition of K&S Sheet Metal and the 1997 acquisitions of TSI, LoDan, and EEI. These companies contributed net sales in 1998 of $12.0 million, $45.7 million, $28.8 million, and $17.3 million, respectively, compared to net sales in 1997 of $4.4 million, $14.7 million, and $7.5 million for TSI, LoDan, and EEI, respectively. Partially offsetting these increases were decreased sales at Diversified of $15.2 million due to the divestiture of that company in July 1998. In addition, sales decreased due to a slowdown of business at Bond and in the Connectors group.

Operating income increased primarily due to a $15.9 million Stock Appreciation Rights ("SAR") expense incurred in April 1997 related to the Company's acquisition of Dura-Line in 1988. Excluding the effects of the SAR expense, operating income in 1998 increased $5.3 million or 18.2%. This increase was due to the acquisition of K&S Sheet Metal in 1998 and TSI and LoDan in 1997, as mentioned above. These companies contributed operating income in 1998 of $2.8 million, $7.5 million, and $3.1 million, respectively, compared to operating income in 1997 of $0.1 million and $1.0 million for TSI and LoDan, respectively. Partially offsetting these increases was decreased operating income at Diversified, $0.8 million, due to the sale of that company in 1998. Operating income also decreased in the
Connectors group due to the initial costs incurred of centralizing manufacturing, sales and marketing, and headquarters at Johnson Components' facility in Minnesota. In addition, corporate expenses increased due to a full year of overhead in 1998 compared to five months in 1997, as Telecommunication Products was formed in August 1997.

Operating margin increased 4.7%, from 5.2% in 1997 to 9.9% in 1998, primarily due to the reduction of SAR expense in 1998. Excluding SAR expense, operating margin would have been 11.3% in 1997. The decrease in operating margin excluding SAR expense is due to the reasons mentioned above.

     1997 Compared to 1996. Net sales increased $125.4 million or 95.3% and operating income decreased $0.6 million or 4.1%. The increase in net sales was primarily due to the acquisitions of Johnson, Diversified, Viewsonics, Vitelec, and Bond in 1996 and Northern, LoDan, EEI and TSI in 1997. These companies contributed net sales of $19.8 million, $31.3 million, $12.4 million, $5.4 million, $21.8 million, $23.3 million, $14.7 million, $7.5 million, and $4.4 million, respectively, in 1997 compared to net sales in 1996 of $16.9 million for Johnson, $13.9 million for Diversified, $5.1 million for Viewsonics, $2.4 million for Vitelec, and $3.6 million for Bond. In addition, net sales increased $26.7 million due to higher sales of infrastructure products and equipment, particularly cable conduit. This increase was primarily due to higher international sales resulting from the addition of new manufacturing facilities in Mexico and China.

Operating income decreased primarily due to a SAR expense of $15.9 million in 1997 related to the acquisition of Dura-Line in 1988, and additional corporate expenses and management fees due to the new acquisitions mentioned above. Operating income at Dura-Line, excluding SAR, increased $2.2 million in 1997 primarily due to higher sales of cable conduit in Europe, particularly in the Czech Republic. Partially offsetting this decrease is operating income contributed by the 1996 and 1997 acquisitions. These companies contributed operating income in 1997 of $3.6 million, $1.4 million, $3.7 million, $1.0 million, $2.7 million, $4.3 million, $1.1 million, $1.0 million and $0.1 million, respectively, compared to operating income in 1996 of $2.9 million for Johnson, $0.7 million for Diversified, $0.5 million for Vitelec, and $0.3 million for Bond. In addition, operating income at AIM increased $2.3 million due to Stock
Appreciation Rights (ASAR@) expense of $3.4 million in 1996. Operating income at Aim, excluding SAR expense, decreased $1.1 million in 1997 primarily due to lower domestic sales and gross profits.

Operating margin decreased 5.3%, from 10.5% in 1996 to 5.2% in 1997. Excluding the SAR expenses, operating margins would have decreased 1.8%, from 13.1% in 1996 to 11.3% in 1997. The decrease in operating margin was primarily due to international market development costs in 1997 not incurred in 1996 and lower operating margins at AIM.

     Welcome  Home.   (See  note 3 to the  Consolidated  Financial
Statements.)

     1998 Compared to 1997. Net sales decreased $2.5 million or 100.0%, and the operating loss decreased $1.1 million or 100.0%. Due to Welcome Home filing Chapter 11 bankruptcy on January 21, 1997, the results of operations of Welcome Home are not included in the consolidated results of the Company at December 31, 1998.

     1997 Compared to 1996. Net sales decreased $79.4 million or 97.0%, while the operating loss decreased $14.9 million or 93.1%. These fluctuations are the direct result of Welcome Home=s Chapter 11 bankruptcy filing on January 21, 1997 (see note 3 to the financial statements). As a result of the filing, the Company no longer has the ability to control the operations and financial affairs of Welcome Home. Accordingly, the results of operations of Welcome Home from January 21, 1997 to December 31,
1997, are not included in the consolidated results of the Company. Since January 21, 1997 the Company has accounted for its investment in Welcome Home under the equity method of accounting.

     Consumer and Industrial Products. As of December 31, 1998, the Consumer and Industrial Products group consisted of DACCO, Riverside, Parsons, Cape, Cho-Pat and Dura-Line Retube.

     1998 Compared to 1997. Net sales increased $10.4 million or 6.7% and operating income increased $1.1 million or 6.8%. Net sales increased primarily due to increased sales of rebuilt converters at Dacco, $4.2 million, higher sales of Bibles, books, videos, music and gifts at Riverside, $0.5 million, $3.9 million, $0.9 million, $0.9 million, and $0.4 million, respectively, increased sales of wooden furniture and other accessories at Cape, $9.7 million, higher sales of orthopedic supports and other pain-reducing devices at Cho-Pat, $1.1 million, and increased sales of plastic pipe at Dura-Line Retube, $3.4 million. Partially offsetting these increases were decreased sales of audio tapes at Riverside, $0.5 million, lower sales of aircraft parts at Parsons, $1.9 million, and decreased sales at Hudson and Paw Print, $6.7 million and $5.5 million, respectively, due to the divestitures of those companies in May and July 1997. Sales increased at Dacco due to additional market share and the addition of eight retail stores in 1998, and sales increased at Cape due to management's success at broadening Cape's customer base. Cho-Pat, which was purchased in September 1997, contributed sales of $0.4 million in 1997 compared to sales of $1.5 million in 1998.

Operating income increased due to higher operating income at Dacco, Parsons, Cape, Cho-Pat, and Dura-Line Retube, $1.5
million, $0.3 million, $2.5 million, $0.2 million, and $0.3 million, respectively. Partially offsetting these increases was decreased operating income at Hudson and Paw Print, $2.2 million and $1.5 million, respectively, due to the divestitures of those companies, as mentioned above. The increased operating income at Cape is due to increased sales of higher gross margin product, primarily wooden furniture, the increased operating income at Cho-Pat is due to the acquisition of the company in September 1997, and decreased operating income at Parsons is due to the lower absorption of fixed overhead due to lower sales of aircraft parts. Operating margin remained consistent with 1997.

     1997 Compared to 1996. Net sales increased $14.8 million or 10.5%. The increase in net sales was partially due to the acquisitions of Cape and Paw Print in July and November 1996, respectively, and Cho-Pat in September 1997. These companies contributed net sales of $12.8 million, $5.5 million and $0.4 million, respectively, in 1997 compared to net sales in 1996 of $1.3 million for Cape and $1.6 million for Paw Print. Further contributing to the rise in 1997 net sales were increased sales of soft parts and scrap at Dacco, $0.6 million and $0.2 million, respectively, higher sales of Bibles, books, audio tapes, and music at Riverside, $0.9 million, $1.4 million, $1.0 million and $0.8 million respectively, increased sales of aircraft parts at Parsons, $7.6 million, and higher sales of plastic pipe at Dura-Line Retube, $0.2 million. Partially offsetting these increases were decreased sales of rebuilt converters at Dacco, $1.8 million, lower contract distribution sales at Riverside, $3.1 million, and lower sales at Hudson, $8.8 million, due to the sale of that company. The sales increases were primarily due to the increased focus on sales of soft parts through an expanded line of retail stores at Dacco, the resolution of computer system problems at Riverside which negatively impacted the fourth quarter of 1996 and strong sales of aircraft parts to Boeing at Parsons. The decrease in net sales of rebuilt converters at Dacco was primarily due to good weather in the Northeastern part of the United States, while the lower sales to contract distribution customers at Riverside were due to less focus on the lower margin contract distribution business and more focus on the higher margin publishing and distribution business.

Operating income increased $2.8 million or 21.1%. The increase in operating income was partially due to the acquisitions of Cape and Paw Print. These companies contributed $0.4 million and $1.5 million, respectively, in 1997, compared to operating income in 1996 of ($0.3) million for Cape. In addition, the increase was due to higher operating income at Riverside, $0.9 million, and Parsons $2.7 million. These increases were partially offset by decreased operating income at Dacco, $2.3 million and Hudson, $0.7 million, due to the divestiture of that company. The increase in operating income was primarily due to improved product mix at Riverside and increased gross profit at Parsons due to higher sales of titanium hot formed products. The offsetting decrease to operating income at Dacco was primarily due to lower sales and slightly higher material prices. Operating margin increased to 10.3% in 1997 from 9.4% in 1996, due to the reasons mentioned above.

     Consolidated    Operating   Results.     (see    Consolidated
Statements of Operations).

     1998 Compared to 1997. Net sales increased $236.5 or 33.5% and operating income increased $36.3 million or 65.4%. The increase in sales was primarily due to the 1998 acquisitions of Deflecto and Rolite in the Jordan Specialty Plastics group, Advanced DC in the Motors and Gears group, and K&S Sheet Metal in the Telecommunication Products group. Sales also increased due to a full year of sales from the following companies which were acquired in 1997: Arnon-Caine in the Jordan Specialty Plastics
group,  FIR,  ED&C,  and Motion Control in the  Motors  and  Gears
group, TSI, LoDan, and EEI in the Telecommunication Products group, and Cho-Pat in the Consumer and Industrial Products group. In addition, sales increased due to higher sales of ad specialty products and calendars at SPAI, increased sales of membrane switches at Valmark, higher sales of warning triangles and colorants at Sate-Lite, higher sales of sub-fractional motors at Merkle-Korff, increased sales of fractional/integral motors at Imperial, higher sales of books at Riverside, and increased sales of wooden furniture at Cape. Partially offsetting these increases were decreased sales of shielding devices at Valmark, lower sales of folding boxes at Seaboard, decreased sales of plastic injection-molded products at Beemak, lower sales of gears and gearboxes at Gear, and lower sales of aircraft parts at Parsons. In addition, sales decreased due to the divestiture in 1998 of Diversified in the Telecommunication Products group and the divestitures in 1997 of Hudson and Paw Print in the Consumer and Industrial Products group.

Operating income increased primarily due to the 1998 acquisitions, a full year of operations at the companies acquired in 1997, more favorable pricing at Valmark, decreased corporate expenses in the Specialty Printing and Labeling group, a reduction in SARs as the Dura-Line SAR was expensed in 1997, and increased sales of higher gross margin product at Cape.
Partially offsetting these increases was decreased operating income due to the addition of salespeople to promote the ad specialty segment at SPAI, increased operating expenses related to the expansion of Sate-Lite manufacturing into China, higher depreciation and amortization related to the 1998 and 1997 acquisitions, and initial expenses incurred to combine the manufacturing and sales and marketing functions of the Connector companies. In addition, the divestitures of Diversified, Hudson, and Paw Print reduced operating income. Operating margin increased 1.9%, from 7.8% in 1997 to 9.7% in 1998 due to the reasons mentioned above.

Interest expense increased $27.3 million or 33.1% due to the Company's refinancing in July 1997, the tack-on bond offering at Motors and Gears done in December 1997, and higher outstanding revolver balances in 1998 due to financing of the 1998 acquisitions.

     1997 Compared to 1996. Net sales increased $105.5 million or 17.6%, and operating income increased $42.1 million or 314.0%. The increase in sales was primarily due to the 1997 acquisitions of Arnon-Caine in the Jordan Specialty Plastics group, FIR, ED&C, and Motion Control in the Motors and Gears group, Northern, LoDan, EEI, and TSI in the Telecommunication Products group, and Cho-Pat in the Consumer and Industrial Products group. Sales also increased from the benefit of a full year of sales at Seaboard in the Specialty Printing and Labeling group, Barber-Colman in the Motors and Gears group, Johnson, Diversified, Viewsonics, Vitelec, and Bond in the Telecommunication Products group, and Cape in the Consumer and Industrial Products group. In addition, sales increased due to higher sales of ad specialty products at SPAI, increased sales of sub-fractional motors at Merkle-Korff, higher sales of planetary gears at Gear, increased sales of cable conduit at Dura-Line, and increased sales of titanium aircraft parts at Parsons. Partially offsetting these increases, were lower sales of shielding devices at Valmark, decreased sales of fractional/integral motors at Imperial, and lower sales at Welcome Home due to its deconsolidation from the Company=s financial statements.

Operating income increased primarily due to the 1997 acquisitions, a full year of operations at the companies acquired in 1996, lower medical and commissions expenses at SPAI, increased gross profits at Sate-Lite from sales of custom molded products, lower compensation expenses at AIM as their SAR was expensed in 1996, and higher gross profits at Parsons. In addition, operating income increased due to the deconsolidation of Welcome Home. Partially offsetting these increases were decreased gross profits at Pamco stemming from lower sales of custom labels, decreased gross profits at FIR, increased operating expenses attributed to the Motors and Gears acquisitions, higher operating expenses at Dura-Line stemming from the SAR expense, lower sales and slightly higher material prices at DACCO, and decreased operating income at Hudson due to the divestiture of the company in May of 1997. Consolidated operating margin increased 5.6%, from 2.2% in 1996 to 7.8% in 1997 due to the above factors.

Interest expense increased $19.1 million or 30.2% primarily due to the increase in long-term debt stemming from the Company=s refinancing in July 1997.

Liquidity and Capital Resources

     The Company had approximately $189.1 million of working capital at the end of 1998 compared to approximately $176.5 million at the end of 1997. The increase in working capital from 1997 to 1998 was primarily due to higher receivables, inventory, and other current assets of $26.4 million, $15.7 million, and $5.0 million. The increase in working capital can also be attributed to lower accrued expenses and current portion of long-term debt of $1.8 million and $3.4 million, respectively. These increases in working capital are partially offset by higher accounts payable of $12.0 million.

     The Company has acquired businesses through leveraged buyouts, and as a result has significant debt in relation to total capitalization. See ABusiness@. Most of this acquisition debt was initially financed through the issuance of bonds which were subsequently refinanced in 1997. See Note 5 to the Consolidated Financial Statements.

     In connection with each acquisition of a subsidiary, the subsidiary entered into intercompany notes, and intercompany management and tax sharing agreements, which permit the subsidiaries, including the majority-owned subsidiaries, substantial flexibility in moving funds from the subsidiaries to the Company.

     Management expects continued growth in net sales and operating income in 1999. Capital spending levels in 1999 are anticipated to be consistent with 1998 levels and, along with working capital requirements, will be financed internally from operating cash flow. Operating margins and operating cash flow are expected to be favorably impacted by ongoing cost reduction programs, improved efficiencies and sales growth. Management believes that the Company=s cash on hand and anticipated funds from operations will be sufficient to cover its working capital, capital expenditures, debt service requirements and other fixed charge obligations for at least the next 12 months.

     The Company is, and expects to continue to be, in compliance with the provisions of its Indentures.

     None of the subsidiaries require significant amounts of capital spending to sustain their current operations or to achieve projected growth.

Net cash provided by operating activities for the year ended December 31, 1998 was $29.4 million, compared to $17.5 million provided from operating activities during the same period in 1997. The increase is primarily attributed to increased operating income resulting from the Company's recent acquisitions and is partially offset by increases in working capital requirements.

Net cash used in investing activities for the year ended December 31, 1998 was $140.5 million, compared to $180.6 million used in investing activities during the same period in 1997. The decrease is due primarily to a reduction in both the number of acquisitions and the aggregate purchase price of these acquisitions in 1998. Partially offsetting this decrease are higher capital expenditures in 1998 as well as new investment in an affiliate.

Net cash provided by financing activities for the year ended December 31, 1998 was $79.1 million, compared to $184.7 million provided from financing activities during the same period in 1997. The decrease is primarily due to debt issuances from the Company, Motors and Gears, Inc., and Jordan Telecommunication Products, Inc. and the Jordan Telecommunication Products, Inc. preferred stock issuance which were completed in 1997. Partially offsetting these decreases were increased borrowings under revolving credit facilities in order to finance the 1998 acquisitions, and reductions in the repayment of long-term debt.

On March 22, 1999, the Company completed a $155.0 million "tack-on" bond offering at a 10 3/8% coupon. The bonds were sold at 96.62% of par and mature on August 1, 2007. The proceeds of $149.8 million were used to acquire Alma Products ($86.3 purchase price), pay certain transaction costs and repay indebtedness under a Revolving Credit Agreement.

The Company is party to various credit agreements under which the Company is able to borrow up to $260 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements provide for revolving lines of credit of $260 million that mature at various dates through 2002. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of March 31, 1999, the Company had approximately $130.8 million of available funds under these arrangements.

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

Process Overview

The first step in the Company's plan is to inventory all of its computer hardware and software and all of its devices having embedded computer technology. The Year 2000 project team is focusing on five areas: (i) business systems; (ii) production (e.g., desk top computers); (iii) financial management (e.g., banking software, postage equipment and time clocks); (iv) facilities (e.g., heating and air conditioning systems, elevators, telephones, and fire and security systems); and (v) significant vendors and customers. The inventory was complete as of December 31, 1998.

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

Production, financial management and facilities. Once they have been inventoried, each device and each piece of hardware and non-business system software (a "Non-System Item") that can be tested by the Company is being tested for the Year 2000 compatibility. In the case of any Non-System Items that cannot be tested, the vendor is being asked for a certification regarding compatibility. Each Non-System Item that is noncompatible will be either upgraded or replaced. A portion of the Non-System Items that have been inventoried to date have been tested or certified by the vendor. The Company expects substantially all of its Non-System Items will have been tested or certified and upgraded or replaced by the end of the third quarter of 1999.

Customers and vendors. The project team has just begun the process of contacting each of the Company's significant customers and vendors and requesting that they apprise the Company of the status of their year 2000 compliance programs. There can be no assurance as to when this process will be completed.

Costs

The total costs associated with the Company becoming Year 2000 compatible is not expected to be material to its financial position. The estimate of the cost to upgrade or replace Non-System Items is very preliminary and the Company expects to develop a more definitive estimate once the inventory has been completed and the testing/certification process is further along.

Risks

The failure to correct a material Year 2000 problem could result in an interruption in or failure of certain normal business activities or operations of the Company. Such failures could have a material adverse effect on the Company. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of Year 2000 compliance by the Company's significant customers and vendors, the Company is unable to determine at this time whether the consequences of Year 2000 noncompliance will have a material adverse effect on the Company, although its Year 2000 project is expected to significantly reduce that uncertainty.

The Company believes that the areas that present the greatest risk to the Company are (i) disruption of the Company's business due to Year 2000 noncompatibility of one of its critical business systems and (ii) disruption of the business of certain of its significant customers and vendors due to their noncompliance. At this time, the Company believes that all of its business systems will be Year 2000 compatible before the end of 1999. Whether disruption of a customer's or vendor's business due to noncompliance will have a material adverse effect on the Company will depend on several factors including the nature and duration of the disruption, the significance of the customer or vendor and, in the case of vendors, the availability of alternate sources for the vendor's products. The Company is in the process of developing a contingency plan to address any material Year 2000 noncompliance issues and expects to have the plan completed by the end of 1999.

Item  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISKS

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 1998, the Company has $164.0 million of variable rate debt outstanding. A one percentage point increase in interest rates would increase the amount of annual interest paid by approximately $1.6 million. The Company does not believe that its market risk financial instruments on December 31, 1998 would have a material effect on future operations or cash flows.




Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Page No.


     Reports of Independent Auditors ..................        41

     Consolidated Balance Sheets as of December 31,
         1998 and 1997.................................        46

     Consolidated Statements of Operations for the
         years ended December 31, 1998, 1997 and 1996..        47

     Consolidated Statements of Changes in
         Shareholders' Equity (Net Capital Deficiency)
         for the years ended December 31, 1998, 1997
         and 1996......................................         48

     Consolidated Statements of Cash Flows for the
         years ended December 31, 1998 1997 and 1996...         49

     Notes to Consolidated Financial Statements........         51

                 Report of Independent Auditors



The Board of Directors and Shareholders
Jordan Industries, Inc.


We have audited the accompanying consolidated balance sheets of Jordan Industries, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders= equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits. We did not audit the financial statements of certain subsidiaries whose statements reflect total assets constituting 15% and 19% as of December 31, 1998 and 1997, respectively, and net sales constituting 12%, 10%, and 3% for each of the three years in the period ended December 31, 1998, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jordan Industries, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        ERNST & YOUNG LLP

Chicago, Illinois
March 31, 1999

                  Independent Auditors= Report



Board of Directors
Diversified Wire & Cable, Inc.
Troy, Michigan

We have audited the balance sheets of Diversified Wire & Cable, Inc. as of December 31, 1997 and 1996 and the related statements of operations, changes in stockholders= equity and cash flows for the year ended December 31, 1997 and for the period June 25, 1996 (Commencement of Operations) through December 31, 1996, respectively, (not separately presented herein). These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Wire & Cable, Inc. as of December 31, 1997 and 1996, and the results of its operations, the changes in stockholders= equity and its cash flows for the year ended December 31, 1997 and for the period June 25, 1996 through December 31, 1996, respectively, in conformity with generally accepted accounting principles.



                                        Mellen, Smith & Pivoz,
P.C.
Bingham Farms, Michigan
January 22, 1998

                    INDEPENDENT AUDITOR=S REPORT


To the Board of Directors of
Fir Group


     We have audited the consolidated balance sheet of Fir Group (the ACompany@) composed of FIR Elettromeccanica S.p.A., CIME S.P.A., Selin Sistemi S.p.A., TEA S.r.1. and Nuova BETA S.r.1. as of October 31, 1998 and 1997, and the related consolidated statements of income, retained earnings, and cash flows for the year and for the five months then ended. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 1998 and 1997, and the results of its operations and its cash flows for the year and for the five months then ended, in conformity with generally accepted accounting principles.


                              COOPERS & LYBRAND S.p.A.

Milan, 27 February 1999
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Motion Control Engineering, Inc.:

We have audited the balance sheets of MOTION CONTROL ENGINEERING, INC. (a California corporation and a wholly-owned subsidiary of Motors & Gears, Inc.) as of December 31, 1998 and 1997, and the related statements of income, shareholders= equity and cash flows for the year ended December 31, 1998 and for the 13 days ended December 31, 1997. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motion Control Engineering, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and for the 13 days ended December 31, 1997 in conformity with generally accepted accounting principles.


                              ARTHUR ANDERSEN LLP


Sacramento, California
February 9, 1999

                  Independent Auditors= Report


To the Board of Directors and Stockholders
Northern Technologies Holdings, Inc.


We have audited the balance sheet of Northern Technologies Holdings, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholder=s equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northern Technologies Holdings, Inc. as of December 31, 1998 and 1997, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


                                        Moss Adams LLP
Spokane, Washington
January 22, 1999

                     JORDAN INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

                                                 December 31,
                                              1998          1997
     ASSETS
Current assets:
  Cash and cash equivalents                  $23,008      $52,500
  Accounts receivable, net of allowance
     of $4,493 and $3,645 in 1998 and 1997,
     respectively                            160,586      134,177
  Inventories                                139,720      124,000
  Prepaid expenses and other current assets   17,724       12,706
Total current assets                         341,038      323,383

Property, plant and equipment, net           139,578      105,070
Investments in and advances to affiliates      1,722        1,722
Goodwill, net                                491,510      433,294
Other assets                                  70,040       66,762
     Total Assets                         $1,043,888     $930,231

LIABILITIES    AND   SHAREHOLDERS'   EQUITY
(NET CAPITAL DEFICIENCY)

Current liabilities:
  Notes payable                                 $737       $2,650
  Accounts payable                            70,798       58,781
  Accrued liabilities                         68,722       70,473
  Advance deposits                             5,580        5,424
  Current portion of long-term debt            6,136        9,547
     Total current liabilities               151,973      146,875

Long-term debt                             1,059,419      921,871
Other noncurrent liabilities                  12,762       13,403
Deferred income taxes                          1,444        1,444
Minority interest                                785           88
Preferred stock                               25,649       21,835

Shareholders' equity (net capital deficiency):
  Common stock $.01 par value:
    authorized - 100,000 shares
    issued and outstanding - 98,501 shares
     in 1998 and 1997                              1            1
  Additional paid-in capital                   2,116        2,116
  Accumulated other comprehensive income       2,038         (504)
  Accumulated deficit                       (212,299)    (176,898)
     Total shareholders' equity (net capital
      deficiency)                           (208,144)    (175,285)
     Total Liabilities and Shareholders' Equity
      (Net Capital Deficiency)            $1,043,888     $930,231


                           See accompanying notes.

                    JORDAN INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                     (dollars in thousands)

                                                Year ended December 31,
                                               1998      1997     1996

Net sales                                    $943,607    $707,112  $601,567
Cost of sales, excluding depreciation         601,385     446,580   375,745
Selling, general and administrative expense   193,426     148,921   150,951

Depreciation                                   23,180      19,612    18,939
Amortization of goodwill and other intangibles 21,867 15,709 11,499 Stock appreciation right and compensation
  agreements                                     -         15,871     9,822
Loss on purchase of an affiliated company        -           -        4,488
Management fees and other                       9,033       4,975     4,489
Loss on foreign currency transactions           3,020        -         -
Restructuring charges                            -           -        8,106
Other non-recurring charges                      -           -        4,136
  Operating income                             91,696      55,444    13,392

Other (income) and expenses:
     Interest expense                         109,705      82,455    63,340
     Interest income                           (2,178)     (2,713)   (2,538)
     Loss (gain) on sale of subsidiaries        6,299     (17,081)     -
     Other                                        420      (1,044)     -
        Total other expenses                  114,246      61,617    60,802

Loss before income taxes, minority
  interest, equity in investee and
  extraordinary item                          (22,550)     (6,173)  (47,410)
Provision for income taxes                      8,162       6,575     4,415
Loss before minority interest, equity in
 investee and extraordinary items             (30,712)    (12,748)  (51,825)
Minority interest                                 695      (1,874)       59
Equity in losses of investee                        -       3,386         -
Loss before extraordinary items               (31,407)    (14,260)  (51,884)
Extraordinary loss                                179      31,358     3,806
  Net loss                                   $(31,586)   $(45,618) $(55,690)


                    See accompanying notes.

                            JORDAN INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)
                             (dollars in thousands)

                  Common Stock                        Accumu-
                                          Note     lated other
                             Additional Receivable  Compre-   Accumu-
            Number of         Paid-in     from     hensive     lated
             Shares    Amount Capital    Officer    income    Deficit  Total

Balance at January 1, 1996

             93,501      $1  $1,097       $-       $(778)   $(76,674) $(76,354)
Common stock
issuance      1,500      -    1,460      (1,460)      -         -         -

Cumulative
 translation
 adjustment     -        -      -          -       1,763        -        1,763

Net Loss        -        -      -          -         -    -  (55,690)  (55,690)

Comprehensive
 income         -        -      -          -         -          -      (53,927)

Balance at December 31, 1996

            95,001       1   2,557      (1,460)      985    (132,364) (130,281)
Purchase
of common
stock       (1,500)      -  (1,460)      1,460        -        -          -

Issuance of
common stock 5,000       -   1,019        -           -        -         1,019

Sales of
subsidiary
to Related
party         -          -     -          -           -        1,084     1,084


Cumulative
translation
adjustment    -          -     -          -         (1,489)      -      (1,489)

Net Loss      -          -     -          -           -      (45,618)  (45,618)

Comprehensive
 income       -          -     -          -           -          -     (47,107)

Balance  at December 31, 1997

           98,501        1   2,116        -           (504) (176,898) (175,285)

Non-cash
dividends to
third parties -          -     -          -           -       (3,815)   (3,815)

Cumulative
translation
adjustment    -          -     -          -          2,542       -       2,542

Net loss      -          -     -          -            -     (31,586)  (31,586)

Comprehensive
income        -          -     -          -            -         -     (29,044)

Balance  at  December 31, 1998

            98,501      $1  $2,116       $-        $2,038 $(212,299) $(208,144)


                           See accompanying notes.

                    JORDAN INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)

                                                  Year Ended December 31,
                                                 1998     1997     1996
Cash flows from operating activities:
  Net loss                                   $(31,586)$(45,618)$(55,690)
   Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
         Restructuring charges                   -          -     8,106
         Amortization of deferred financing
          costs                                4,451     3,622    3,001
         Depreciation and amortization        45,047    35,321   30,438
         Provision for deferred income taxes     -          -     2,184
         Equity in losses of investee            -       3,386      -
         Loss (gain) on sale of subsidiary     6,299   (17,081)     -
         Loss on acquisition of affiliated
         company                                 -          -     4,488
         Minority interest                       696    (1,874)      59
        Extraordinary loss                       179    31,358    3,806
         Non-cash interest                    26,303    18,456   11,987
   Changes in operating assets and
       liabilities (net of acquisitions):
         Accounts receivable                 (16,025)  (15,942)  13,894
         Inventories                          (4,241)   (5,695)     796
         Prepaid expenses and other current
          assets                              (4,441)      796     (851)
         Non-current assets                   (4,024)     (602)  (1,071)
         Accounts payable, accrued liabilities,
          and other current liabilities        6,526     3,713    2,560
         Advance deposits                        156     3,524       69
         Non-current liabilities                 378     3,799     (526)
         Other                                  (335)      345     (146)

Net cash provided by operating activities     29,383    17,508   23,104

Cash flows from investing activities:
 Capital expenditures, net of dispositions   (21,477)  (14,179) (17,395)
 Notes receivable from affiliates                -         -     (5,263)
 Acquisitions of subsidiaries               (129,065) (229,807)(150,360)
 Net cash acquired in purchase of subsidiaries 2,292     4,972    5,869
 Acquisitions of minority interests and other    -         -        (81)
 Net proceeds from sale of subsidiary         15,000    45,954      -
 Redemption of investment in affiliate           -      12,500      -
 Investment in affiliate                      (7,285)       -       -
Net cash used in investing activities       (140,535) (180,560)(167,230)

                 (Continued on following page.)
                    See accompanying notes.

                    JORDAN INDUSTRIES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)

                          (continued)


                                                Year Ended December 31,
                                                 1998     1997     1996
Cash flows from financing activities:
  Proceeds of debt issuance - SPL Holdings,
    Inc.                                         $ -     $ -     $ 13,000
  Proceeds of debt issuance - MK Holdings,
    Inc.                                           -       -       20,000
  Proceeds of debt issuance - JII, Inc.            -    120,000      -
  Proceeds from preferred stock issuance -
    Jordan Telecommunications Products, Inc.       -     25,000      -
  Proceeds of debt issuance - Motors and
    Gears, Inc.                                    -    105,692  170,000
  Proceeds of debt issuance -
    Jordan Telecommunications, Inc.                -    273,545      -
  Proceeds from revolving credit facilities,
    net                                        96,000    21,500   40,909
  Payment of financing costs                       -    (29,514) (11,858)
  Repayment of long-term debt                 (19,192) (331,560) (98,143)
  Other borrowing                               2,310     -        2,107
Net cash provided by financing
 activities                                    79,118   184,663  136,015

Foreign currency translation                    2,542    (1,908)    (345)
Net increase (decrease) in cash and cash
  equivalents                                 (29,492)    19,703  (8,456)
Cash and cash equivalents at beginning
  of year                                      52,500     32,797  41,253
Cash and cash equivalents at end of year     $ 23,008   $ 52,500 $32,797

Supplemental disclosures of cash flow
 information:

     Cash paid during the year for:

         Interest                            $ 74,715   $ 56,957 $45,563
         Income taxes, net                   $  3,714   $  4,617 $ 2,603

     Noncash investing activities:

         Capital leases                      $ 15,489   $  2,318 $ 5,543


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

The  Company's business is divided into five groups.   The
Specialty  Printing and Labeling group consists  of  Sales
Promotion  Associates, Inc. (ASPAI@), Valmark  Industries,
Inc.  (AValmark@), Pamco Printed Tape and Label Co.,  Inc.
(APamco@)  and  Seaboard Folding Box,  Inc.  (ASeaboard@).
The  Jordan  Specialty Plastics group consists  of  Beemak
Plastics Inc. (ABeemakA), Sate-Lite Manufacturing  Company
(ASate-LiteA),  Deflecto  Corporation  (ADeflectoA),   and
Rolite  Plastics  (ARoliteA). The Motors and  Gears  group
consists of The Imperial Electric Company (AImperial@) and
its  subsidiaries, Gear Research, Inc. (AGear@) and Euclid
Universal Corporation ("Euclid"), Merkle-Korff Industries,
Inc.   (AMerkle-Korff@),  FIR  Group  Companies   (AFIR@),
Electrical  Design  &  Control  (AED&C@),  Motion  Control
Engineering  (AMotion  Control@)and Advanced  D.C.  Motors
(AAdvanced  DCA).   The Telecommunication  Products  Group
consists    of    Dura-Line   Corporation   (ADura-Line@),
Electronic   Connectors  and  Components   (AConnectorsA),
Viewsonics,  Inc.  (AViewsonics@),  Bond  Holdings,   Inc.
(ABond@),    LoDan   West,   Inc.   (ALoDan@),    Northern
Technologies,  Inc.  (ANorthern@),  Engineered  Endeavors,
Inc. (AEEI@) Telephone Services, Inc. (ATSI@)and K&S Sheet
Metal  (AK&SA).   Welcome Home, Inc. (AWelcome  Home@)  is
managed   on  a  stand-alone  basis  and  is   no   longer
consolidated in the Company=s results of operations.  (See
note  3).  The remaining businesses comprise the Company=s
Consumer  and  Industrial  Products  group.   This   group
consists of DACCO, Incorporated (ADACCO@), Riverside  Book
and  Bible  House,  Inc. (ARiverside@), Parsons  Precision
Products, Inc. (AParsons@), Cape Craftsmen, Inc. (ACape@),
Cho-Pat  Inc. (ACho-Pat@) and Dura-Line Retube (ARetube@).
All   of   the  foregoing  corporations  are  collectively
referred to herein as the "Subsidiaries," and individually as a "Subsidiary."

Note 2 - Significant accounting policies

     Principles of consolidation

The consolidated financial statements include the accounts
of   the   Company  and  subsidiaries.   All   significant
intercompany   balances   and   transactions   have   been
eliminated.  Operations of FIR are included for the period
ended two months prior to the Company=s year end to ensure
timely   preparation   of   the   consolidated   financial
statements.

     Cash and cash equivalents

The   Company  considers  all  highly  liquid  investments
purchased with an initial maturity of three months or less to be cash equivalents.

     Inventories

Inventories  are  stated at the lower of cost  or  market.
Inventories are primarily valued at either average or first-in, first-out (FIFO) cost.

     Depreciation and amortization

Property,   plant   and  equipment  -   Depreciation   and
amortization   of   property,  plant  and   equipment   is
calculated using estimated useful lives, or over the lives of the underlying leases, if less, using the straight-line method.

The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

               Machinery and equipment       3-10 years
               Buildings and improvements    7-35 years
               Furniture & fixtures          5-10 years

Goodwill  -  Goodwill is being amortized on the  straight-
line  basis  over  periods ranging from 15  to  40  years.
Goodwill  at  December  31,  1998  and  1997  is  net   of
accumulated   amortization  of   $47,651,   and   $32,380,
respectively. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no material adjustments to the carrying value of long-lived assets in 1998 or 1997.

     Other assets

Patents  are  amortized over the remainder of their  legal
lives,  which  approximate  their  useful  lives,  on  the
straight-line  basis.  Deferred financing costs  amounting
to $34,201 and $38,568, net of accumulated amortization of
$14,533  and  $9,939  at  December  31,  1998  and   1997,
respectively, are amortized over the terms  of  the  loans
or,  if shorter, the period such loans are expected to  be
outstanding.   Non-compete covenants  and  customer  lists
amounting  to  $10,314  and $12,121,  net  of  accumulated
amortization of $51,487 and $47,632 at December  31,  1998
and 1997, respectively, are amortized on the straight-line basis over their estimated useful lives, ranging from three to ten years.

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

     Reclassification

Certain amounts in prior years financial statements have been reclassified to conform with the presentation in 1998.

     Realignment of segment reporting

In  1996,  Dura-Line  was  moved  from  the  Consumer  and
Industrial   Products  segment  to  the  Telecommunication
Products segment. In 1997, the Retube product line of Dura-Line was moved from the Telecommunication Products segment to the Consumer and Industrial Products segment.
In 1998 Sate-Lite and Beemak were reclassified from the Consumer and Industrial Products segment to the Jordan
Specialty Plastics segment. Prior period results were also realigned into these new groups in order to provide accurate comparisons between periods.

     New pronouncements

The  Company  has  adopted Financial Accounting  Standards
Board's   ("FASB")   Statement  of  Financial   Accounting
Standards  ("SFAS") No. 130 ("Statement  130"),  Reporting
Comprehensive Income.  Statement 130 establishes new rules
for  the reporting and display of comprehensive income and
its components; however the adoption of this Statement had
no  impact  on  the Company's net income or  shareholders'
equity.   Statement  130  requires the  Company's  foreign
currency  translation adjustments, which prior to adoption
were  reported separately in shareholders' equity,  to  be
included  in  other  comprehensive  income.   Prior   year
financial statements have been reclassified to conform to the requirements of Statement 130.

The  Company  has  adopted SFAS No. 131, Disclosure  about
Segments   of   an  Enterprise  and  Related   Information
("Statement   131").    Statement  131   supersedes   FASB
Statement  No. 14, Financial Reporting for Segments  of  a
Business  Enterprise.  Statement 131 establishes standards
for  the  way  that  public  business  enterprises  report
information  about operating segments in annual  financial
statements  and  requires  that those  enterprises  report
selected  information about operating segments in  interim
financial  reports.   It  also establishes  standards  for
related   disclosures   about   products   and   services,
geographic  areas, and major customers.  The  adoption  of
Statement  131  is  solely  a  reporting  requirement  and
therefore   did  not  have  an  effect  on  the  Company's
financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, Accounting for
Derivative  Instruments and Hedging Activities ("Statement
133"),  which  is required to be adopted in  fiscal  years
beginning after June 15, 1999.  Statement 133 requires all
derivatives  to  be  recognized in the  balance  sheet  as
either  assets or liabilities at fair value.   Derivatives
that are not hedges must be adjusted to fair value through
income.   In addition, all hedging relationships  must  be
designated, reassessed and documented pursuant to the provisions of Statement 133. Management believes the adoption of this Statement will not have a material effect on the Company.

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

     Foreign currency translation

In   accordance   with  SFAS  No.  52,  Foreign   Currency
Translation,  assets  and  liabilities  of  the  Company's
foreign  operations are translated from foreign currencies
into  U.S.  dollars  at year-end rates  while  income  and
expenses  are translated at the weighted-average  exchange
rates  for the year.  Gains or losses resulting  from  the
translations of foreign currency financial statements  are
deferred  and  classified  as  a  separate  component   of
shareholders' equity.  Gains or losses resulting from  the
remeasurement of financial statements of foreign  entities
located   in  highly  inflationary  economies  have   been
included in the determination of net income or loss in the current period. The Company recognized a $3,020 charge in 1998 related to remeasurement of the financial statements of Dura-Line's Mexican operations as of December 31, 1998.

Note 3 - Welcome Home Chapter 11 Filing

On  January  21,  1997,  Welcome Home  filed  a  voluntary
petition  for  relief under Chapter 11 (AChapter  11")  of
title  11  of the United States code in the United  States
Bankruptcy  Court for the Southern District  of  New  York
(ABankruptcy  Court@).  In Chapter 11,  Welcome  Home  has
continued  to manage its affairs and operate its  business
as  a debtor-in-possession.  As a debtor-in-possession  in
Chapter  11,  Welcome Home may not engage in  transactions
outside   of  the  ordinary  course  of  business  without
approval  of  the  Bankruptcy Court.  The Company  expects
Welcome Home to emerge from Chapter 11 within the next  90
days.   Upon  emergence from Chapter 11, the Company  will
own approximately 94% of the then outstanding common stock of Welcome Home, for consideration paid to creditors of approximately $1,100.

Subsequent   to  the  filing,  Welcome  Home  reached   an
agreement  with  Fleet  Capital  Corporation  to   provide
secured  debtor-in-possession financing in the form  of  a
credit   facility.   The  credit  facility  provides   for
borrowings   dependent  upon  Welcome  Home=s   level   of
inventory   with  maximum  borrowings  of  $12,750.    The
agreement grants a security interest in substantially all assets. Advances under the facility bear interest at the prime rate plus 1.5%. The agreement will terminate on October 29, 2003.

As  a  result  of  Welcome Home=s Chapter 11  filing,  the
Company   no  longer  has  the  ability  to  control   the
operations   and  financial  affairs  of   Welcome   Home.
Accordingly,  the  Company no longer consolidates  Welcome
Home in its financial statements from January 21, 1997, the date of the filing. For the period ended January 21, 1997, the Company recorded a net loss of $1,195 related to Welcome Home.

The operating results of Welcome Home included in the consolidated results of the Company over the last three years are as follows:

                             Year  Ended December 31,
                              1998           1997          1996
     Net  sales           $   -           $   2,456       81,855
     Operating loss           -           $  (1,107)    $(15,975)
     Loss  before  income
       taxes                  -           $  (1,195)    $(18,154)

From January 21, 1997, the Company accounted for its investment in Welcome Home under the equity method of accounting and recognized a $3,386 loss on its investment.

In 1998, Cape=s sales to Welcome Home were $14,420, or 64%
of  Cape=s  total  sales  for  the  year.   The  Company=s
receivable  outstanding related to these sales was  $1,965
at December 31, 1998.

Note 4 - Restructuring charges

In  the  fourth  quarter of 1995, Welcome Home  adopted  a
restructuring  plan  which continued  through  1996.   The
major  elements of the plan included a change  in  Welcome
Home=s  merchandising  strategy  and  the  liquidation  of
merchandise  which was not consistent with that  strategy,
closure  of  unprofitable stores,  and  strengthening  the
company=s   executive  management  team  and   information
systems as necessary to successfully implement the above strategies.

Restructuring charges incurred in 1996 were primarily due to store closings. In the fourth quarter of 1996, Welcome
Home recorded restructuring charges of $8,106, of which $872 related to employee contracts, $4,266 related to leases and inventory, and $2,968 related to its investment in furniture, fixtures, and leasehold improvements.

Note   5   -   Financial  Recapitalization  and   Business
Repositioning Plan (AThe Plan@)

Motors and Gears Holdings, Inc., along with its wholly-owned subsidiary, Motors and Gears, Inc. (AM&G@), were formed in September 1995 to combine a group of companies engaged in the manufacture and sale of fractional and sub-fractional motors and gear motors primarily to customers located throughout the United States.

At  the end of 1996, M&G was comprised of Merkle-Korff and
its  wholly-owned subsidiary, Barber-Colman, and  Imperial
and its wholly-owned subsidiaries, Scott and Gear.  All of
the  outstanding shares of Merkle-Korff were purchased  by
M&G  in September 1995 and the net assets of Barber-Colman
were  purchased  by Merkle-Korff in March  1996.   Barber-
Colman  was legally merged into Merkle-Korff as of January
1,  1997  and  now operates as a division of Merkle-Korff.
The  net assets of Imperial, Scott and Gear were purchased
by  M&G,  from  the Company, at an arms  length  basis  on
November  7, 1996, with the proceeds from a debt offering.
The   purchase  price  was  $75,656,  which  included  the
repayment of $6,008 in Imperial liabilities owed to the Company, and a contingent payment payable pursuant to a contingent  earnout agreement.  Under  the  terms  of  the
contingent earnout agreement, 50% of Imperial,  Scott  and
Gear=s   cumulative  earnings  before   interest,   taxes,
depreciation  and  amortization,  as  defined,   exceeding
$50,000  during the five fiscal years ended  December  31,
1996,  through  December 31, 2000, will  be  paid  to  the
Company.   Payments, if any, under the contingent  earnout
agreement will be determined and made on April 30, 2001.

As  a  result of this sale to M&G, the Company  recognized
approximately $62,700 of deferred gain at the time of sale
for  U.S. Federal income tax purposes, as adjusted for the
value  of the earnout, once finally determined.  A portion
of this deferred gain is reported as the M&G group reports
depreciation and amortization over approximately 15  years
on  the  step-up in basis of those purchased  assets.   As
long as M&G remains in the Company's affiliated group, the
gain reported and the depreciation on the step-up in basis
should   exactly  offset  each  other.   Upon  any  future
deconsolidation of M&G from the Company's affiliated group for U.S. Federal income tax purposes, any unreported gain would be fully reported and subject to tax.

On   May   16,  1997,  the  Company  participated   in   a
recapitalization   of   M&G.   In  connection   with   the
recapitalization, M&G issued 16,250 shares of  M&G  common
stock (representing approximately 82.5% of the outstanding
shares  of  M&G common stock) to certain stockholders  and
affiliates of the Company and M&G management for  a  total
consideration of $2,200 (of which $1,110 was paid in  cash
and  $1,090  was paid through the delivery  of  8.0%  zero
coupon   notes   due   2007).   As   a   result   of   the
Recapitalization, certain of the Company's affiliates  and
M&G  management  own substantially all of the  M&G  common
stock  and  the Company's investment in M&G is represented
solely by the Cumulative Preferred Stock of M&G (the  "M&G
Junior Preferred Stock").  The M&G Junior Preferred  Stock
represents  82.5% of M&G=s stockholder voting  rights  and
80%  of  M&G=s  net  income or loss is accretable  to  the
Junior  Preferred  Stock.   The Company  has  obtained  an
independent  opinion as to the fairness, from a  financial
point of view, of the recapitalization to the Company  and
its   public   bondholders.  The  Company   continues   to
consolidate  M&G  and  its  subsidiaries,  for   financial
reporting  purposes, as subsidiaries of the Company.   The
M&G Junior Preferred Stock discontinues its participation in M&G's earnings on the fifth anniversary of issuance.
This financial consolidation and a continuing Company investment in M&G will be discontinued upon the redemption of the M&G Junior Preferred Stock, or at such time as the M&G Junior Preferred Stock ceases to represent at least a majority of the voting power and a majority share in the earnings of the relevant company. As long as the M&G
Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The M&G Junior Preferred
Stock is mandatorily redeemable upon certain events and is redeemable at the option of M&G, in whole or in part, at any time.

The  Company  also  expects to  continue  to  include  the
subsidiaries  of M&G in its consolidated  group  for  U.S.
Federal income tax purposes.  This consolidation would  be
discontinued,  however, upon the  redemption  of  the  M&G
Junior  Preferred Stock, which could result in recognition
by  the  Company  of  substantial income  tax  liabilities
arising   out   of   the   recapitalization.    If    such
deconsolidation had occurred at December 31, 1998, the Company believes that the amount of taxable income to the Company attributable to M&G would have been approximately
$51,200 (or approximately $20,480 of tax liabilities, assuming a 40.0% combined Federal, state and local income tax rate). The Company currently expects to offset these tax liabilities arising from deconsolidation by using net operating loss carryforwards  (approximately  $131,600  at  December  31,
1998),  and to pay any remaining liability with redemption
proceeds   from   the   M&G   Junior   Preferred    Stock.
Deconsolidation would also occur with respect to M&G if the M&G Junior Preferred Stock ceased to represent at least 80.0% of the voting power and 80.0% of the combined stock value of the outstanding M&G Junior Preferred Stock and common stock of M&G. As long as the M&G Junior
Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The value test depends on the relative values of the M&G Junior Preferred Stock and common stock of M&G. It is likely that by the fifth anniversary of their issuances, the M&G Junior Preferred
Stock would cease to represent 80.0% of the relevant total combined stock value. It is entirely possible, however, that the 80.0% value test could fail well prior to the fifth anniversary after issuance. In the event that deconsolidation for U.S. Federal income tax purposes occurs without a redemption of the M&G Junior Preferred
Stock, the tax liabilities discussed above would be incurred without the Company receiving the proceeds of the redemption.

On July 25, 1997, the Company recapitalized its investment
in Jordan Telecommunication Products, Inc. ("JTP") and JTP
acquired   the  Company=s  telecommunications   and   data
communications  products business  from  the  Company  for
total  consideration of approximately $294,027, consisting
of  $264,027 in cash, $10,000 of assumed indebtedness  and
preferred  stock,  and  the issuance  to  the  Company  of
$20,000  aggregate liquidation preference  of  JTP  Junior
Preferred   Stock.    The   Company=s   stockholders   and
affiliates and JTP management invested in and acquired the
JTP  common  stock.  As a result of the  recapitalization,
certain of the Company's affiliates and JTP management own
substantially all of the JTP common stock.  The  Company's
investment in JTP is represented solely by the JTP  Junior
Preferred   Stock.    The  JTP  Junior   Preferred   Stock
represents 95% of JTP=s stockholder voting rights and  95%
of  JTP=s  net income or loss is accretable to the  Junior
Preferred Stock. The Company has obtained an independent opinion as to the fairness, from a financial point of view, of the recapitalization to the Company and its public bondholders.

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

The  Company  also  expects to  continue  to  include  the
subsidiaries  of JTP in its consolidated  group  for  U.S.
Federal income tax purposes.  This consolidation would  be
discontinued,  however, upon the  redemption  of  the  JTP
Junior  Preferred Stock, which could result in recognition
by  the  Company  of  substantial income  tax  liabilities
arising   out   of   the   recapitalization.    If    such
deconsolidation  had occurred at December  31,  1998,  the
Company believes that the amount of taxable income to  the
Company  attributed  to JTP would have been  approximately
$110,400  (or  approximately $44,160 of  tax  liabilities,
assuming a 40.0% combined Federal, state and local  income
tax rate).  The Company currently expects to offset these
tax  liabilities arising from deconsolidation by using net
operating  loss carryforwards (approximately  $131,600  at
December  31,  1998),  and to pay any remaining  liability
with  redemption  proceeds from the JTP  Junior  Preferred
Stock.  Deconsolidation for federal  income  tax  purposes
would  also  occur with respect to JTP if the  JTP  Junior
Preferred Stock ceased to represent at least 80.0% of  the
voting power and 80.0% of the combined stock value of  the
outstanding  JTP Junior Preferred Stock and common  stock.
It  is  likely  that  by  the fifth anniversary  of  their
issuances, the JTP Junior Preferred Stock would  cease  to
represent  80.0%  of  the relevant  total  combined  stock
value.  It  is entirely possible, however, that the  80.0%
value  test could fail well prior to the fifth anniversary
after  issuance.   In  the event that deconsolidation  for
federal income tax purposes occurs without a redemption of the JTP Junior Preferred Stock, the tax liabilities discussed above would be incurred without the Company receiving the proceeds of a redemption.

JTP financed the cash portion of this total consideration through JTP=s private placement of $190,000 of JTP Senior
Notes  due  2007, $85,000 of cash proceeds of  JTP  Senior
Discount  Debentures due 2007, and $25,000 of  JTP  Senior
Preferred Stock due 2009.

In  conjunction  with  the recapitalization  of  JTP,  the
Company privately placed $120,000 of the Company=s  Senior
Notes  due  2007,  and  used the net  proceeds  from  this
private placement, as well as the net proceeds received by
the  Company  in connection with the JTP recapitalization,
to  repay approximately $78,000 of bank borrowings by  the
Company=s  subsidiaries under their credit agreements  and
repurchase $271,600 of the Company=s 10d% Senior Notes due
2003  pursuant  to  a  tender offer  and  related  consent
solicitation.   The  Company  also  conducted  a   consent
solicitation  with regard to its 11:% Senior  Subordinated
Discount Debentures due 2009 in order to conform their covenant structure to those in the Company=s Senior Notes due 2007.

Note 6 - Inventories

Inventories consist of:          Dec. 31,      Dec. 31,
                                  1998           1997

Raw   materials                $59,350         $  45,324
Work-in-process                 17,098            15,897
Finished goods                  63,272            62,779

                              $139,720          $124,000

Note 7 - Property, plant and equipment

Property, plant and equipment, at cost, consists of:

                              Dec. 31,           Dec. 31,
                               1998                1997
Land                          $8,282             $ 7,488
Machinery and equipment      162,437             126,265
Buildings and improvements    39,350              34,360
Furniture and fixtures        45,312              34,418

                            $255,381            $202,531

Accumulated depreciation
 and amortization           (115,803)            (97,461)

                            $139,578            $105,070


Note 8 - Investment in affiliate

On  July  2,  1997, the Company received from  Fannie  May
Holdings, Inc. (AFannie May@), $14,348 in exchange for its
investments  of:   $5,500 aggregate  principal  amount  of
Subordinated  Notes and $7,000 aggregate principal  amount
of  participation in outstanding term loans  of  Archibald
Candy  Corporation,  a wholly-owned subsidiary  of  Fannie
May.   The amount received also included $1,573 of accrued
interest  and  a  $275 premium on the  above  Subordinated
Notes  and  term  loans.  On July  7,  1997,  the  Company
received  $3,013 as a return of the $3,000 certificate  of
deposit  held by the Company as security for an obligation
to   purchase  additional  participation  in  the   above-
mentioned  term  loans,  plus  $13  of  accrued   interest
thereon.

The  Company holds 75.6133 shares of Class A PIK Preferred
Stock of Fannie May at face value of $1,571. The Company also holds 151.28 shares of common stock of Fannie May
(representing 15.1% of the outstanding common stock of Fannie May on a fully diluted basis) at $151.

Fannie May=s Chief Executive Officer is Mr. Quinn, and its
stockholders include
Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who
are directors and stockholders of the Company, as well  as
other  partners, principals and associates of  The  Jordan
Company, who are also stockholders of the Company.  Fannie
May,  which  is also known as AFannie May Candies@,  is  a
manufacturer and marketer of kitchen-fresh, high-end boxed
chocolates through its 337 company-owned retail stores and
through  specialty  sales  channels.   Its  products   are
marketed  under  both the AFannie May  Candy@  and  AFanny
Farmer Candy@ names.

Note 9 - Accrued liabilities

Accrued  liabilities consist of:       Dec.  31,    Dec. 31,
                                         1998         1997

Accrued  vacation                     $  2,803       $2,559
Accrued  income  taxes                   4,284        3,609
Accrued  other  taxes                    2,448        1,454
Accrued  commissions                     2,529        2,797
Accrued  interest  payable              19,523       18,175
Accrued  payroll and payroll  taxes      5,334        4,344
Accrued stock appreciation rights
 and  preferred  stock payments          4,823        8,051
Insurance reserve                        2,789        2,461
Accrued management  fees                 -            3,125
Accrued deferred financing fees          4,091        3,455
Accrued  other  expenses                20,098       20,443
                                       $68,722      $70,473

Note 10 - Operating leases

Certain subsidiaries lease land, buildings, and equipment under noncancellable operating leases.


Total minimum rental commitments under non-cancellable operating leases at December 31, 1998 are:

               1999                         $10,276
               2000                           9,019
               2001                           7,466
               2002                           6,236
               2003                           4,747
              Thereafter                     12,929
                                            $50,673

Rental expense amounted to $12,172, $7,996 and $14,808 for
1998,   1997  and  1996,  respectively.   Rental   expense
increased  in  1998 due to the acquisitions  in  1997  and
1998.   Rental expense decreased in 1997 primarily due  to
the exclusion in 1997 of rental expense incurred at Welcome Home, as the Company no longer consolidates
Welcome  Home  in its financial statements (see  note  3).
Rental expense at Welcome Home was $8,650 in 1996.

Note 11 - Benefit plans

In   January  1993  the  Company  established  the  Jordan
Industries, Inc. 401(k) Savings Plan ("the Plan"), a defined-contribution plan. The Plan covers substantially all employees of the Company. Contributions to the Plan are discretionary and totaled $1,870, $1,119 and $450 in 1998, 1997 and 1996, respectively.

Note 12 - Debt

Long-term debt consists of:             Dec. 31,     Dec. 31,
                                         1998          1997

Revolving Credit Facilities (A)        $164,000      $68,000
Notes payable (B)                         2,738        3,388
Subordinated promissory notes (C)        33,500       26,500
Capital lease obligations (D)            30,333       24,660
Bank Term Loans (E)                       4,439        1,229
Senior Notes (F)                        582,724      586,475
Senior Subordinated Discount
 Debentures (F)                         247,821      221,166
                                      1,065,555      931,418
Less current portion                      6,136        9,547
                                     $1,059,419     $921,871

Aggregate maturities of long-term debt at December 31, 1998 are as follows:

                     1999                       $ 6,136
                     2000                        20,042
                     2001                         9,579
                     2002                        10,705
                     2003                        12,944
                     Thereafter              $1,006,149
                                             $1,065,555


A         At December 31, 1998, the Company had
          borrowings outstanding on lines of credit totaling $164,000.

          On July 25, 1997, the Company amended and restated its revolving credit facility with BankBoston, N.A. (Formerly the First National
          Bank of Boston) and other banks, decreasing the facility from $85,000 to $75,000. Interest on borrowings is at BankBoston=s base rate plus an applicable margin or, at the Company=s option, the rate at which BankBoston=s eurodollar lending office is offered dollar deposits
          (Eurodollar Rate) plus an applicable margin
          (8.25% and 7.0%, respectively, at December 31,
          1998).  The facility, which matures on June 29,
          2002, is used for working capital and
          acquisitions.  At December 31, 1998, Jordan
          Industries, Inc. had outstanding borrowings of $50,000(no outstanding borrowings at December
          31, 1997).  The facility is secured by
          substantially all of the assets of the
          Restricted Subsidiaries. The Company must comply with certain financial covenants as specified in the revolver agreement, and at December 31, 1998, the Company is in compliance with such covenants.

          On July 25, 1997, JTP entered into a revolving credit agreement with certain parties thereto, and BankBoston, N.A., as agent, under which JTP is able to borrow up to approximately $110,000 in the form of a revolving credit facility over a term of five years. Interest on borrowings is at BankBoston=s base rate plus an applicable margin or, at the Company=s option, the rate at which BankBoston=s eurodollar lending office is offered dollar deposits (Eurodollar Rate) plus an applicable margin (7.84% and 8.06%, respectively, at December 31, 1998). The credit agreement is secured by a first priority security interest in substantially all of JTP=s assets, including a pledge of all of the stock of JTP=s subsidiaries. JTP had $73,000 of outstanding borrowings and a $2,319 standby letter of credit under this credit agreement at December 31, 1998. JTP had $34,681 of additional borrowings available under the revolving credit agreement at December 31, 1998.
          Unused commitments are subject to an
          availability fee equal to 0.5% per annum.

          Motors and Gears, Inc. has available a long-term line of credit from Bankers Trust Company in the amount of $75,000. Outstanding borrowings carry a floating note of Libor plus 2.5% (8.125% at December 31, 1998) or base rate plus 1.5% (9.0% at December 31, 1998). M&G had $41,000 of outstanding borrowings under this credit agreement at December 31, 1998.

          SPL was obligated under a Revolving Credit
          Facility which provided for borrowings of up to $27,000. The facility bore interest at the Libor rate plus 2.75% payable on a 30, 60, or 90 day basis and was secured by all of the assets of SPL. All outstanding borrowings under this facility were repaid during 1997 and the facility was terminated in conjunction with the Company=s issuance of $120,000 of Senior Notes.


B              Notes payable are due in monthly or
          quarterly installments and bear interest at rates ranging from 3.0% to 17.0%. Certain assets of the subsidiaries are pledged as collateral for the loans.

C              Subordinated promissory notes payable are
          due to minority interest shareholders and former shareholders of certain subsidiaries in annual installments through 2004, and bear interest ranging from 8% to 9%. The loans are unsecured.

D              Interest rates on capital leases range from
          8.3% to 14.5% and mature in installments through 2001.

          The future minimum lease payments as of December
          31, 1998 under capital leases consist of the following:

                    1999                           $6,434
                    2000                           12,482
                    2001                            4,307
                    2002                            3,620
                    2003                            9,531
                    Thereafter                        852
                       Total                      $37,226

          Less amount representing interest         6,893
          Present value of future minimum lease
             payments                             $30,333

          The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 1998.

E              Bank term loans in 1998 consist of a
          mortgage on the Pamco facility, which bears interest at 8.2% and is due in monthly installments through 2003. The mortgage is secured by the Pamco facility. There is also a mortgage on the Deflecto facility which bears interest at .25% below prime rate and is due in 2028.

          Bank term loans consisted of certain
          indebtedness at SPL as of December 31, 1996.
          All outstanding borrowings under these
          agreements were repaid in 1997 in connection with the Company=s issuance of $120,000 of Senior Notes and the recapitalization of JTP.
          In conjunction with this transaction, the Company recorded an extraordinary loss of $2,538 relating to the write-off of deferred financing fees and the premium assessed on the new issue.

F              In July of 1993, the Company issued
          $275,000 10 3/8% Senior Notes (ASenior Notes@) due 2003. These notes bore interest at a rate of 10 3/8% per annum, payable semi-annually in cash on February 1 and August 1 of each year.

          During 1997, $271,545 of the principal balance, plus all accrued interest thereon, was repaid in connection with the Company=s issuance of $120,000 new Senior Notes and the recapitalization of
          JTP. In conjunction with this transaction, the Company recorded an extraordinary loss of $19,232 relating to the write-off of deferred financing fees and the related prepayment penalty. The remaining $3,455 of outstanding
          Senior Notes was repaid in 1998.
          The Company recorded an extraordinary loss of $179 related to the prepayment penalty.

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

          In April of 1997, the Company refinanced substantially all of the $133,075 aggregate principal amount of its Discount Debentures and issued $214,036 aggregate principal amount of 11
          3/4% Senior Subordinated Discount Debentures due
          2009 (A2009 Debentures@). The 2009 Debentures were issued at a substantial discount from the principal amount. The interest on the 2009
          Debentures will be payable in cash semi-annually on April 1 and October 1 of each year beginning
          October 1, 2002. In conjunction with this transaction, the Company recorded an extraordinary loss of $8,898 relating to the write-off of deferred financing fees and the accreted premium on the new issue.

          The 2009 Debentures are redeemable for 105.875% of the accreted value from April 1, 2002 to March 31, 2003, 102.937% from April 1, 2003 to
          March 31, 2004 and 100% from April 1, 2004 and thereafter plus any accrued and unpaid interest from April 1, 2002 to the redemption date if such redemption occurs after April 1, 2002.
          The fair value of the 2009 Debentures was $132,700 at December 31, 1998. The fair value was calculated using the 2009 Debentures=
          December 31, 1998 market price multiplied by the face amount. The 2009 Debentures are not secured by the assets of the Company.

          In July 1997, the Company issued $120,000 10
          3/8% Senior Notes due 2007 (A2007 Seniors@).
          These notes bear interest at a rate of 10 3/8% per annum, payable semi-annually in cash on February 1 and August 1 of each year.

          The 2007 Seniors are redeemable for 105.188% of the principal amount from August 1, 2002 to July
          31, 2003, 102.594% from August 1, 2003 to July
          31, 2004, and 100% from August 1, 2004 and
          thereafter plus any accrued and unpaid interest to the date of redemption.

          The fair value of the 2007 Seniors was $122,400 at December 31, 1998. The fair value was calculated using the Senior Notes= December 31,
          1998 market price multiplied by the face amount.
          The 2007 Seniors are not secured by the assets of the Company.

          On July 25, 1997, a majority owned subsidiary of the Company,
          Jordan Telecommunications Products (AJTP@) issued and sold $190,000 principal amount of 9.875% Senior Notes due August 1, 2007 (AJTP
          Senior Notes@) and $120,000 principal amount at maturity ($85,034 initial accreted value) of 11.75% Senior Discount Notes due August
          1, 2007 (AJTP Senior Discount Notes@).  The JTP
          Senior Notes bear interest at a rate of 9.875% per annum, payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on February 1, 1998. The JTP Senior
          Discount Notes will accrete at a rate of 11.75%, compounded semi-annually, to par by August 1, 2000. Commencing August 1, 2000, the JTP Senior
          Discount Notes bear interest at a rate of 11.75% per annum, payable semi-annually in cash in arrears on February 1 and August 1 of each year.

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

          The fair value of the JTP Senior Notes and JTP
          Senior Discount Notes was $188,724 and $92,400, respectively, at December 31, 1998. The fair values were calculated by multiplying the face amount by the market prices of each security at December 31, 1998.

          The Company incurred approximately $16,093 of costs related to the issuance and sale of the JTP Senior Notes, JTP Senior Discount Notes, and the JTP Senior Preferred Stock Units, $9,885 of which was allocated to deferred financing fees and $6,208 of which was allocated to stockholders= equity.

          On November 7, 1996, a majority owned subsidiary of the Company, Motors and Gears Holdings, Inc., through its wholly-owned subsidiary, Motors and Gears Inc., issued $170,000 aggregate principal amount of 10 3/4% Senior Notes (AM&G Senior
          Notes@). Interest on the M&G Senior Notes is payable in arrears on May 15 and November 15.

          On December 10, 1997, Motors and Gears issued
          $100,000 aggregate principal amount of 10 3/4%
          Senior Notes (AC Notes@). Interest on the Notes is payable in arrears on May 15 and November 15 of each year. The C Notes were issued at a premium of 4.5% which is being amortized over the remaining term of the Notes.

          In conjunction with the consummation of the C
          Note offering, the Company used a portion of the net proceeds to repay existing indebtedness under the new credit agreement, acquire Motion Control, provide additional working capital and pay fees and expenses incurred in connection with the offering.

          On January 9, 1998, Motors and Gears completed an exchange offer under which $270,000 of 10
          3/4% Series D Senior Notes (AD Notes@) were exchanged for the $170,000 of Senior Notes and the $100,000 of Senior Notes. The terms of the new Motors and Gears Notes are substantially identical to the terms of the old Motors and Gears Notes.

          The fair value of the M&G Senior Notes at December 31, 1998, was $275,400. The fair value was calculated using the M&G Senior Notes=
          December 31, 1998 market price multiplied by the face amount. The M&G Senior Notes are not secured by the assets of Motors and Gears, Inc., Motors and Gears Holdings, Inc., or the Company.

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

The indentures governing the JTP Senior Notes and the JTP
Senior Discount Notes contain certain covenants which limit JTP=s ability to (i) incur additional indebtedness;
(ii) make restricted payments (including dividends); (iii) enter into certain transactions with affiliates; (iv) create certain liens; (v) sell certain assets; and (vi) merge, consolidate or sell substantially all of JTP=s assets.

The Indenture governing the Motors and Gears Senior Notes contains certain covenants which, among other things, restricts the ability of Motors and Gears to incur additional indebtedness, to pay dividends or make other restricted payments, engage in transaction with affiliates, to complete certain mergers or consolidations, or to enter into certain guarantees of indebtedness.

The Company is, and expects to continue to be, in compliance with the provisions of these Indentures.

Included in interest expense is $4,594, $3,622 and $3,001 of amortization of debt issuance costs for the years ended December 31, 1998, 1997 and 1996, respectively.

Note 13 - Income taxes

The provision for income taxes consists of the following:

                                Year Ended December 31,
                            1998           1997            1996
Current:
Federal                   $1,049          $  -           $    -
Foreign                    5,732           2,818           1,753
State and local            1,176           3,757             478
                           7,957           6,575           2,231
Deferred                     205              -            2,184
     Total               $ 8,162          $6,575          $4,415

Deferred income taxes consist of:
                                            Dec 31,      Dec. 31,
                                             1998          1997
Deferred tax liabilities:
Intangibles                               $   6,966       $ 4,393
Tax over book depreciation                    8,016         7,260
Basis in subsidiary                             798           798
LIFO reserve                                      -            83
Intercompany tax gain                        14,435         7,289
Other                                           600           531
  Total deferred tax liabilities             30,815        20,354

Deferred tax assets:
NOL carryforwards                            50,806        37,482
Stock Appreciation Rights
 Agreements                                   2,264         3,772
Accrued interest on discount debentures      13,510        13,510
Pension obligation                              601           444
Vacation accrual                              1,109           891
Uniform capitalization of inventory           2,147         1,501
Investment in partnership                       282           -
Allowance for doubtful accounts               1,257         1,125
Foreign NOL=s                                 3,230         2,132
Deferred financing fees                         742           814
Intangibles                                   1,573         1,242
Tax asset basis over book basis at
      subsidiary                             14,435         7,289
Other                                         2,755           484

   Total deferred tax assets                 94,711        70,686

Valuation allowance for deferred
          tax assets                        (65,340)      (51,776)

Net deferred tax assets                      29,371        18,910

Net deferred tax liabilities                  1,444         1,444

The increase in the valuation allowance during 1998 and 1997 was $13,564 and $13,212, respectively.

The provision (benefit) for income taxes differs from the amount of income tax benefit computed by applying the United States federal income tax rate to
(loss) income before income taxes, including the extraordinary loss. A reconciliation of the differences is as follows:

                                                      Year
ended

December 31,
                                               1998
1997    _1996_

Computed statutory tax benefit             $(7,667)
                                             $(12,760)
                                             $(17,413)
Increase (decrease) resulting from:
  Foreign subsidiary losses                 (655)    1,906
                                   1,465
  Amortization of goodwill
                                             1,873
                                             1,404
                                             903
  Disallowed meals and entertainment              265
                                             295    645
  State and local tax                        1,176
                                             772    478
  Increase in valuation allowance                   13,564
                                             14,368
                                             18,548
  Other items, net                               (394)
                                   590     (211)
Provision (benefit) for income taxes      $8,162     $
                                   6,575  $ 4,415

As of December 31, 1998, the consolidated loss carry forwards are approximately $131,600 and $104,000 for regular tax and alternative minimum tax purposes, respectively, and expire in various years through 2012.

Note 14 - Payment of Stock Appreciation Rights

In March 1992, the former shareholders of a wholly-owned subsidiary, were granted Stock Appreciation Rights
(ASARs@) exercisable in full or in part on the occurrence of the disposition by voting power and/or value of the capital stock of the subsidiary. The value of the SARs was based on the ultimate sales price of the stock or assets of the subsidiary, and is essentially 15.0% of the ultimate sales price of the stock or assets sold, less
$15,625.

On April 10, 1997, the Company paid the former shareholders pursuant to an agreement (AThe Redemption
Agreement@), as if the subsidiary was sold for $110,000.
The former shareholders received $9,438 in cash and a deferred payment of $5,980 over five years including interest. The Redemption Agreement also required that $1,875 of remaining preferred stock be redeemed one year from the date of the agreement. The Company recorded a charge of $15,418 related to this agreement during 1997.
The Company paid $1,020 on the deferred payment amount and $1,875 on the preferred stock redemption amount during 1998 and has a remaining liability of $4,960 at December
31, 1998.

In connection with the Company=s acquisitions of AIM and Cambridge in 1989, the seller of these companies was granted SARs. The formula used to value these rights was calculated by determining 20% of a multiple of average cash flow of these companies for the two years preceding the date when these rights were exercised, less the indebtedness of these companies. The seller passed away during the third quarter of 1996 and the seller=s estate exercised these rights. The Company accrued $6,260 for its obligation related to these SARs during 1996. In
1997, the Company entered into an agreement to purchase and redeem the Estate=s and Decedent=s interest in the SAR for $3,111 in cash and a deferred payment, including interest at 9% per annum, of $3,391 payable on May 2, 1998. The Company paid the remaining liability of $3,391 on May 2, 1998.

Note 15 - Sale of Subsidiaries

On July 9, 1998, JTP sold its stock of Diversified Wire and Cable for $15,000. Including expenses related to the sale, the Company recorded a loss of $6,299. The proceeds from the sale were used to pay $1,500 in subordinated seller notes to the original owners of Diversified and $13,500 to pay down JTP's revolving credit facility.

On May 15, 1997, the Company sold its subsidiary, Hudson
Lock, Inc. (AHudson@), for approximately $39,100. Hudson is a leading designer, manufacturer, and marketer of highly engineered medium-security custom and specialty locks for original equipment manufacturer customers. A gain of $17,081 was recorded in 1997 relating to this sale.

On July 31, 1997, the Company sold its subsidiary, Paw
Print Mailing List Services, Inc. (APaw Print@), for approximately $12,500 to an affiliate. Paw Print is a value-added provider of direct mail services.

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

An individual who is a shareholder, Director, General
Counsel and Secretary for the Company is also a partner in a law firm used by the Company. The firm was paid $1,078, $1,812 and $1,462 in fees and expenses in 1998, 1997 and 1996, respectively. The rates charged to the Company were at arms-length.

On July 25, 1997, a previous agreement with TJC Management
Corporation (ATJC@) was amended and restated. Under the new agreement, the Company pays TJC a $750 quarterly fee.
Under these agreements the Company accrued fees to TJC of $3,000, $2,955 and $2,530 in 1998, 1997 and 1996,
respectively.

On July 25, 1997, a previous agreement with TJC was amended and restated. Under the new agreement, the Company pays TJC an investment banking fee of up to 1%, based on the aggregate consideration paid, for its assistance in acquisitions undertaken by the Company or its subsidiaries, and a financial consulting fee not to exceed 0.5% of the aggregate debt and equity financing that is arranged by the Jordan Company, plus the reimbursement of out-of-pocket and other expenses. The
Company paid $3,000, $5,075, and $2,610 in 1998, 1997, and
1996, respectively, to the Jordan Company for their fees in relation to acquisition and refinancing activities.

On June 23, 1998, the Company made approximately $0.8 million of unsecured advances to JIR, Inc., JIR Broadcast, Inc. and JIR Paging, Inc. Each of these company's Chief
Executive Officer is Mr. Quinn, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are our directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors.

In November 1998, the Company, through Motors and Gears, invested $5,600 in Class A Preferred Stock and $1,700 in
Class B Preferred Stock of JZ International, Ltd.  The
Company expects to make an additional $5,000 of investments in JZ International's Class A Preferred Stock.
JZ International's Chief Executive Officer is David W.
Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates. JZ International is a merchant bank located in London, England that is focused on making
European and other international investments. The Company is accounting for the investment under the cost method.
At December 31, 1998, the cost of the investment approximates market value.

During 1998, the Company made approximately $1.4 million of unsecured advances to CBD Networks, Inc. The Company expects to form a new, Nonrestricted Subsidiary to acquire all or substantially all of the business and assets of CBD
Networks in the near future, pursuant to which we will invest $3.5 million in a five-year unsecured note, bearing interest at 10% per annum, and a warrant, exercisable for 10% of the issued and outstanding common stock of CBD
Networks. The Company expects that substantially all of the issued and outstanding common stock of the company that acquires the business of CBD Networks will be owned by The Company's Stockholders and the management of CBD
Networks. CBD Networks is a provider of Internet access for approximately 10,000 customers.

During 1998 the Company made approximately $1.0 million of unsecured advances to Healthcare Products Holdings, Inc.
Healthcare Products Holdings' Chief Executive Officer is
Thomas Quinn, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of the Jordan Company who are also the Company's stockholders.

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

On January 20, 1989, the Company, in exchange for three thousand five hundred dollars, sold warrants to acquire
3,500 shares of its common stock to Mezzanine Capital &
Income Trust 2001, PLC ("MCIT"), which has been renamed JZ
Equity Partners PLC ("JZEP"), a publicly traded U.K.
investment trust, in
which principal stockholders of the Company also hold capital and income shares. These warrants were sold in conjunction with MCIT's purchase of $7,000 of Senior
Subordinated Notes. Each Warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.00 (dollars) at any time, subject to certain events, prior to January 20, 1999. These warrants were exercised in 1997.

On April 3, 1997, the Company issued an additional 1,500 shares of stock for $135 cash to an employee. An independent appraiser valued the common stock at $1,005, therefore a charge of $870 has increased the Company=s loss before income taxes, minority interest, equity in investee and extraordinary items.

Note 18 - Preferred Stock

In May 1997, Motors and Gears Holdings, Inc., a majority-owned subsidiary of the Company, issued $1,500 of senior, non-voting 8.0% cumulative preferred stock to its minority shareholders.

On July 25, 1997, JTP issued and sold twenty-five thousand units, each consisting of (i) $1 aggregate liquidation preference of 13.25% Senior Exchangeable Preferred Stock due August 1, 2009 (AJTP Senior Preferred Stock@), and
(ii) one share of JTP Common Stock.

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

Note 19 - Business segment information

The Company's business operations are classified into five
business segments: Specialty Printing and Labeling, Jordan
Specialty Plastics, Motors and Gears, Telecommunication
Products, and Consumer and Industrial Products.  As of
January 21, 1997, Welcome Home is no longer consolidated
in the Company=s results of operations and is therefore no
longer considered a separate business segment.  (See note
3)

Specialty Printing and Labeling includes production and distribution of calendars and distribution of corporate recognition, promotion, and specialty advertising products by SPAI; manufacture of pressure sensitive label products for the electronics OEM market by Valmark; manufacture of a wide variety of printed tape and labels by Pamco; and manufacture of printed folding cartons and boxes, insert packaging and blister pack cards at Seaboard.

Jordan Specialty Plastics includes the manufacturing of point-of-purchase advertising displays by Beemak; manufacture and marketing of safety reflectors, lamp components, bicycle reflector kits, colorants and emergency warning triangles by Sate-
Lite; design, manufacture, and marketing of plastic injection-molded products for mass merchandisers, major retailers, and large wholesalers by Deflecto; and manufacture of extruded vinyl chairmats for the office products industry by Rolite.

Motors and Gears includes the manufacture of specialty purpose electric motors for both industrial and commercial use by Imperial; precision gears and gear boxes by Gear;
AC and DC gears and gear motors and sub-fractional AC and DC motors and gear motors for both industrial and commercial use by Merkle-Korff and FIR; and electronic motion control systems for use in industrial and commercial processes such as conveyor systems, packaging systems, elevators and automated assembly operations by ED&C and Motion Control.

Telecommunication Products includes the manufacture and distribution of silicon pre-lubricated plenum and other configurations of Innerduct, a proprietary plastic pipe used in the installation of fiber optic cable, and rigid polyethylene pipe used for transporting potable water by Dura-Line; electronic connectors, switches, RF coaxial connectors and electronic hardware by Connectors; cable TV electronic network components and electronic security components by Viewsonics; custom electronic cables and connectors for high technology, computer related applications by Bond; custom electronic cable assemblies, sub-assemblies and electro-mechanical assemblies for the data and telecommunications markets by LoDan; design and installation of cellular personal communications systems and radio/broadcasting towers by EEI; custom cable assemblies and other correcting devices by TSI; and power conditioning and power protection equipment by Northern.
Vitelec is an importer, packager, and master distributor of over 400 RF connectors and other electronic components.

Consumer and Industrial Products includes the remanufacturing of transmission sub-systems for the U.S.
automotive aftermarket by DACCO; the publishing of Bibles and the distribution of Bibles, religious books, and recorded music by Riverside; precision machined titanium hot formed parts used by the aerospace industry by Parsons; decorative home furnishing accessories by Cape;
manufacture of plastic pipe by Dura-Line Retube; and manufacture of orthopedic supports and pain reducing medical devices at Cho-Pat.

Measurement of Segment Operating Income and Segment Assets

The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in
Note 2 - Significant Accounting Policies.

Inter-segment sales exist between Cape and Welcome Home, a specialty retailer of decorative home furnishings, and a former subsidiary of the Company (see note 3). These sales were eliminated in consolidation prior to January
22, 1997, and were not presented in segment disclosures.
No single customer accounts for 10% or more of segment or consolidated net sales.

Operating income by business segment is defined as net sales less operating costs and expenses, excluding interest and corporate expenses.

Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, equipment, notes receivable from affiliates and deferred debt issuance costs.

Factors  Used  to  Identify  the  Enterprise's  Reportable
Segments

The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

Summary financial information by business segment is as follows:



Year ended
                                                December
31,
                                          1998      1997
1996
Net sales:
  Specialty Printing & Labeling         $120,160  $119,346
$109,587
  Jordan Specialty Plastics             71,568    24,038
20,120
  Motors and Gears                      275,833   148,669
117,571
  Telecommunications Products            310,028   257,010
131,592
  Welcome Home                               -       2,456
81,855
  Consumer and Industrial Products       166,018   155,593
140,842
     Total                              $943,607  $707,112
$601,567

Operating income:
  Specialty Printing & Labeling         $ 8,259      $
8,540   $  5,540
  Jordan Specialty Plastics             4,654
2,490          (592)
  Motors and Gears                       42,324     27,684
23,229
  Telecommunication Products             30,791
13,258     13,828
  Welcome Home                             -    ( 1,107)
(15,975)
  Consumer and Industrial Products       17,105
16,012     13,222
     Total business segment operating
      income                             103,133    66,877
39,252

  Corporate expenses                    (11,437)  (11,433)
(25,860)
     Total consolidated operating
      income                             $91,696   $55,444
$ 13,392

Depreciation and amortization
  (including the amortization of
  goodwill and intangibles):
  Specialty Printing & Labeling         $ 4,949      $
5,284    $ 4,800
  Jordan Specialty Plastics             4,693
2,291         2,245
  Motors and Gears                       12,727
9,015      7,078
  Telecommunication Products             14,885
10,938      7,204
  Welcome Home                               -         119
2,096
  Consumer and Industrial Products        3,550
4,168      3,540
     Total business segment
      depreciation and amortization      40,804
31,815     26,963

  Corporate                               4,243
3,506      3,475

     Total consolidated depreciation
      and amortization                  $45,047
$35,321    $30,438

Capital expenditures:
  Specialty Printing & Labeling         $ 1,886      $
1,906    $ 2,801
  Jordan Specialty Plastics               3,607
1,172        804
  Motors and Gears                        5,175
1,649      1,407
  Telecommunication Products              9,848
9,864      6,872
  Welcome Home                               -          -
1,638
  Consumer and Industrial Products        1,667      1,354
966
  Corporate                               2,542
1,346      2,652
     Total consolidated capital
       expenditures                     $24,725    $17,291
$17,140


                                 Dec 31,   Dec 31,    Dec 31,
                                1998       1997      1996
Identifiable assets:
 Specialty Printing & Labeling          $101,916
$104,979     $107,056
 Jordan Specialty Plastics                88,142
21,707       15,669
 Motors and Gears                        389,997
336,558      173,565
 Telecommunication Products              326,424
328,509      175,796
 Welcome Home                                 -
-        26,263
 Consumer and Industrial Products         98,932
106,243      129,682
     Total identifiable business
      segment assets                   1,005,411
897,996      628,031

  Corporate assets                        38,477
32,235       53,854
     Total consolidated identifiable
      assets                          $1,043,888
$930,231     $681,885

Summary financial information by geographic area is as follows:

                                   Year ended
                                                December
31,
                                    1998
                                                       199
                                                       7
                                                       199
                                                       6

Net sales to unaffiliated customers:
     United States                         $ 840,461   $
                              630,418    $ 565,937
     Foreign
                                                       103
                                                       ,14
                                                       6
                                                       76,
                                                       694
                                                       35,
                                                       630
          Total                                  $943,607
                              $707,112     $601,567


Identifiable assets:
     United States                 $ 112,700$ 82,942$ 97,022
     Foreign                          26,878   22,128   14,018
          Total                    $ 139,578$ 105,070$ 111,040

Note 20 - Acquisitions and formation of subsidiaries

On January 20, 1998, Jordan Telecommunication Products,
Inc. ("JTP") through a newly created subsidiary K&S Sheet
Metal Holdings ("K&S Holdings"), a subsidiary of 80% owned
Bond Technologies, purchased the stock of K&S Sheet Metal
("K&S"). K&S is a manufacturer of precision metal enclosures for electronic original equipment manufacturers. K&S is located in Huntington
Beach, California.

The purchase price of $15,930, including estimated costs incurred directly related to the transaction, has been preliminarily allocated to working capital of $2,666, property, plant and equipment of $1,002, non-compete agreements of $1,545 and other assets of $91 resulting in an excess purchase price over net identifiable assets of $10,626. The acquisition was financed with $14,000 of borrowings from JTP's revolving credit agreement and $1,500 of a subordinated seller note.

On February 9, 1998, the Company completed the formation of Jordan Specialty Plastics, Inc. ("JSP"). JSP was formed as a Restricted Subsidiary under the Company's
Indenture.  The Company sold the stock of Beemak and Sate-
Lite to JSP for $11,500 of Preferred Stock, which will accrete at plus or minus 97.5% of the cumulative JSP net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the end of year five. The Company will also keep its intercompany notes with Sate-Lite ($1.2 million at January
31, 1998) and Beemak ($9.8 million at January 31, 1998).
The Company has sold these subsidiaries in order to establish them as more independent, stand-alone, industry-focused companies, and to allow the Company's stockholders and employees to invest directly in JSP.

On February 11, 1998, JSP purchased all of the common stock of Deflecto Corporation ("Deflecto"). Deflecto designs, manufactures and markets plastic injection molded products such as office supplies, hardware products and houseware products.

The purchase price of $43,000, including costs directly related to the transaction, was allocated to working capital of $8,598, property, plant and equipment of $6,346, other long term assets and liabilities of $(1,942), and resulted in an excess purchase price over net identifiable assets of $29,998. The acquisition was financed with cash from the Jordan Industries, Inc. credit line and a $5,000 subordinated seller note.

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

On May 15, 1998, Motors and Gears Industries, Inc.
("Motors and Gears") acquired all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliated corporations (collectively "ADC") for $55,500. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $9,345; property and equipment of $4,088; covenants not to compete of $662; other long-term assets and liabilities of $54; and resulted in an excess purchase price over net identifiable assets of $41,456. ADC designs and manufactures special purpose, custom designed motors for use in electric lift trucks, power sweepers, electric utility vehicles, golf carts, electric boats, and other niche products. ADC also designs and manufactures its own production equipment as well as electric motor components known as commutators.

On July 14, 1998, JTP, though its 70% owned subsidiary,
TSI, purchased the net assets of Opto-Tech Industries, Inc. ("Opto-Tech"). Opto-Tech assembles and sells radio frequency interference products, attenuators and message waiting indicators to Regional Bell Operating Companies, independent phone operators and distributors of telecommunications products. The purchase price of $6,632, including costs incurred directly related to the transaction, has been allocated to working capital of $261, property, plant, and equipment of $42, and non-current assets of $100, resulting in an excess purchase price over net identifiable assets of $6,229. The acquisition was financed with $5,150 of borrowings from JTP's revolving credit agreement and $1,250 of subordinated seller notes.

On December 31, 1998, Motors and Gears, through its wholly-owned subsidiary Imperial, acquired all of the outstanding stock of Euclid Universal Corporation ("Euclid") for
$2,100. The purchase price, including costs incurred directly related to the transaction, was preliminarily allocated to working capital of $772, property, plant, and equipment of $953, and other non-current assets and liabilities of ($498), resulting in an excess purchase price over net identifiable assets of $873. Euclid designs and manufactures speed reducers, custom gearing, right angle gearboxes and transaxles for use in a wide array of industries including material handling, healthcare and floor care. Euclid has strong technical expertise in the areas of worm, spur and helical gearing.

On January 8, 1997, Beemak purchased the net assets of Arnon-Caine, Inc. (AACI@), a designer and distributor of modular storage systems primarily for sale to wholesale home centers and hardware stores. ACI subcontracts its production to third party injection molders located primarily in Southern California, which use materials and machines similar to those used by Beemak. By early 1998, Beemak will serve as ACI=s primary supplier.

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

On September 2, 1997 JTP purchased the assets of
Engineered Endeavors Inc. (AEEI@). EEI designs, manufactures and installs custom cellular personal communication systems and radio/broadcasting towers.

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

On September 11, 1997 the Company purchased the net assets of Cho-Pat, Inc. (ACho-Pat@). Cho-Pat is a leading designer and manufacturer of orthopedic supports and patented preventative and pain reducing medical devices.
Cho-Pat currently produces nine different products primarily for reduction of pain from injuries and the prevention of injuries resulting from overuse of the major joints.

The purchase price of $1,200, including estimated costs incurred directly related to the transaction, was allocated to working capital of $17, property, plant and equipment of $23, and other long-term assets of $34 which resulted in an excess purchase price over net identifiable assets of $1,126. The acquisition was financed with cash.

On October 27, 1997 Motors and Gears Industries, Inc.
(AMotors and Gears@) acquired all of the outstanding stock of Electronic Design and Control Company (AED&C@). ED&C is a full service electrical engineering company which designs, engineers and manufactures electrical control systems and panels for material handling systems and other like applications. ED&C provides comprehensive design, build and support services to produce electronic control panels which regulates the speed of movement of conveyor systems used in a variety of automotive plants and other industrial applications.

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

On October 31, 1997 JTP purchased the stock of Telephone
Services, Inc. of Florida (ATSI@). TSI designs, manufactures and provides custom cable assemblies, terminal strips and terminal blocks and other connecting devices primarily to the telephone operating companies and major telecommunication manufacturers.

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

On December 10, 1997, Motors and Gears Industries, Inc., through its newly formed wholly-owned subsidiary, Motion
Holdings, Inc., purchased all of the common stock of Motion Control Engineering, Inc. (AMCE@). MCE is the leading independent supplier of electronic motion and logic control products to the elevator industry.

The purchase price of $53,600, including costs directly related to the transaction, was preliminarily allocated to working capital of $10,071, property and equipment of $1,428, non-competes and other of $1,005, and resulted in an excess of purchase price over net identifiable assets of $41,108. The cash was provided from the issuance of $100 million of 10 3/4% bonds by Motors and Gears, Inc.

Unaudited pro forma information with respect to the Company as if the 1998 acquisitions had occurred on January 1, 1998 and 1997 and as if the 1997 acquisitions had occurred on January 1, 1997, is as follows:


                              Year Ended December 31,
                                     1998           1997
                                                       (un
                                                       aud
                                                       ite
                                                       d)
                                     (dollars in millions)

     Net sales                    $ 955,483        $
                                                  902,244
      Net (loss) income before
       extraordinary items           (18,139)
2,471
      Net (loss) income            $ (27,034)       $
(30,314)

Note 21 - Compensation Agreements

Effective October 1, 1996, the Company voluntarily agreed to pay to an executive $3,876 in view of his contributions to the Company, including identifying and analyzing acquisition candidates for the Company and providing strategic advice to the Board of Directors of the Company.
The Company accrued for this compensation agreement in 1996. The Company paid the executive $860 during 1998,
$867 during 1997, and $1,300 during 1996, with the remaining $905 payable in two equal semi-annual installments payable on April 1, and October 1, 1999.

Note 22 - Additional Purchase Price Agreements

The Company has a contingent purchase price agreement relating to its acquisition of Deflecto in 1998. The plan is based on Deflecto achieving certain earnings before interest and taxes and is payable on April 30, 2008. If
Deflecto is sold prior to April 30, 2008, the plan is payable 120 days after the transaction.

The terms of the Company's Advanced DC purchase price agreement provides for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. Subject to the terms and conditions of the agreement, the Company will make payments to the sellers on or before April 1st immediately following the respective fiscal year during which each such contingent payment is earned. The contingent payments apply to operations of fiscal years
1998 and 1999. The Company made a payment of $3,100 to the previous shareholders of Advanced DC in March 1999.

The Company has a contingent purchase price agreement relating to its acquisition of Viewsonics in 1996. The plan is based on Viewsonics achieving certain earnings before interest and taxes and can pay a minimum of $0 and a maximum of $2,000 for the year ended July 31, 1997 and $3,000 for the year ending July 31, 1998. On January 2,
1998, the Company paid $1,388 for the plan year ended July
31, 1997. At December 31, 1998, $1,081 was accrued for the plan year ended July 31, 1998.

The Company also has a contingent purchase price agreement relating to its acquisition of Motion Control on December
18, 1997. The terms of the Company=s Motion Control acquisition agreement provides for additional consideration to be paid if the acquired entity=s results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. The agreement becomes exercisable in 2003 and payments, if any, under the contingent agreement will be placed in a trust and paid out in cash in equal annual installments over a four year period.

In addition, the Company has an agreement to make an additional purchase price payment of up to $4,000 to the former owners of TSI if certain earnings projections are met on or before March 1, 1999. At December 31, 1998,
$3,742 was accrued related to this agreement.

Note 23 - Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The
Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Note 24 - Subsequent Events

On March 22, 1999, the Company completed a $155,000 "tack-on" bond offering at a 10 3/8% coupon. The bonds were sold at 96.62% of par and mature on August 1, 2007. The net cash to the Company was $149,761.

On the same day, the Company purchased Alma Products
("Alma") for $86,300. Alma is comprised of three primary business segments: (i) high quality remanufactured torque converters used to supply warranty replacements for automotive transmissions originally sold to Ford, Chrysler, John Deere and Caterpillar, (ii) new and remanufactured air conditioning compressors for original equipment manufacturers including Ford, Chrysler and General Motors, and (iii) new and remanufactured clutch and disc assemblies used in standard transmissions sold primarily to Ford. As a premium remanufacturer of torque converters, Alma has earned ISO-9002 status and supplies
Ford with 100% and Chrysler with approximately 70% of their remanufactured torque converter requirements. The purchase price of $86,300 is made up of cash of $84,000 and the assumption of $2,300 in long-term liabilities related to retiree healthcare benefits, and has not been allocated at this time.

The Company also used the proceeds from the offering described above to pay down its Revolving Credit Facility.
As of March 31, 1999, the Company has no borrowings outstanding under its $75,000 Revolving Credit Facility.

On March 31, 1999, JTP, through a newly created subsidiary, Integral Holdings, Inc. ("Integral Holdings"), a subsidiary of Dura-Line Corporation, purchased the assets of Integral Corporation ("Integral"). Integral is a manufacturer of high-density polyethylene conduit for the installation and protection of cables used in the electrical, telecommunications, and cable TV industries.
Integral has locations in Dallas, Texas; England; and Malaysia.

The purchase price of $17,000, which does not include related transaction costs, has not been allocated at this time. The acquisition was financed with four-month promissory notes for $9,937 and borrowings from JTP's revolving credit agreement of $7,063.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth the names and ages of each of the Company=s directors and executive officers and the positions they hold at the Company:

     Name                Age       Position with the
Company
     John W. Jordan II                  51        Chairman
                                   of the Board of
                                   Directors and Chief
                                   Executive Officer.
     Thomas H. Quinn                    51
                                   Director, President and
                                   Chief Operating
                                   Officer.

     Joseph S. Steinberg           55        Director.
     David Z. Zalaznick            43        Director.
     Jonathan F. Boucher           42        Director,
                                   Vice President &
                                   Assistant

     Secretary
     G. Robert Fisher                   59
                                   Director, General
                                   Counsel and Secretary.

Each of the directors and executive officers of the Company will serve until the next annual meeting of the stockholders or until their death, resignation or removal, whichever is earlier. Directors are elected annually and executive officers hold office for such terms as may be determined by the Company=s board of directors (the ABoard of Directors@).

Set forth below is a brief description of the business experience of each director and executive officers of the Company.

     Mr. Jordan has served as Chairman of the Board of Directors and Chief executive Officer of the Company since
1988.  Mr. Jordan is a managing partner of The Jordan
Company, a private merchant banking firm which he founded in 1982. Mr. Jordan is also a director of American Safety
Razor Company, AmeriKing, Inc., Carmike Cinemas, Inc.,
Archibald Candy Corporation, GFSI Inc., GFSI Holdings,
Inc., Rockshox, Inc., and Apparel Ventures, Inc., as well as other privately held companies. In December 1996, Mr.
Jordan resigned as a Director and Officer of Welcome Home.
In January 1997, Welcome Home filed a voluntary petition for bankruptcy.

     Mr. Quinn has served as a director, President and Chief Operating Officer of the Company since 1988. From
November 1985 to December 1987, Mr. Quinn was Group Vice
President and a corporate officer of Baxter International
(ABaxter@).  From September 1970 to November 1985, Mr.
Quinn was employed by American Hospital Supply Corporation
(AAmerican Hospital@), where he was a Group Vice President and a corporate officer when American Hospital was acquired by Baxter. Mr. Quinn is also the Chairman of the Board and Chief Executive Officer of American Safety Razor
Company, Archibald Candy Corporation and AmeriKing, Inc., as well as a director of Welcome Home and other privately held companies. In January 1997, Welcome Home filed a voluntary petition for bankruptcy.

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

     Mr. Boucher has served as a Vice President, Assistant Secretary and a director of the Company since 1988. Since 1983, Mr. Boucher has been a partner of The Jordan Company. Mr. Boucher is also a director of American Safety Razor Company, as well as other privately held companies. In December 1996, Mr. Boucher resigned as a director and officer of Welcome Home. In January 1997, Welcome Home filed a voluntary petition for bankruptcy.

     Mr. Fisher has served as a director, General Counsel and Secretary since 1988. Since February 1999, Mr. Fisher has been a member of the law firm of Sonnenschein, Nath & Rosenthal, a firm that represents the Company in various legal matters. From June 1995 until February 1999, Mr. Fisher was a member of the law firm of Bryan Cave LLP. For the prior 27 years, Mr. Fisher was a member of the law firm of Smith, Gill, Fisher & Butts, P.C., which combined with Bryan Cave LLP in June 1995.

Item 11.  EXECUTIVE COMPENSATION

     The following table shows the cash compensation paid by the Company, for the three years ended December 31, 1998, for services in all capacities to the President and Chief Operating
Officer of the Company.

                                                 Summary
Compensation Table(1)

                                                        Annual
Compensation

          Name and Principal Position      Year     Salary
Bonus      Other Compensation
          John W. Jordan II, Chief          1998
           Executive Officer(2)                1997    -        -
     -

1996 -        -
                                             -

          Thomas H. Quinn,                       1998     600,000
                                        1,402,950         36,685
           President and Chief                        1997
                                             500,000    2,392,524
                                             870,000(3)
           Operating Officer                          1996
                                             500,000    1,850,750
                                             -





(1) The aggregate number of shares of restricted Common Stock held by the Company=s executive officers and directors at December 31, 1997 was 5,000 shares, consisting of 4,000 shares held by Mr. Quinn and 1,000 shares held by Mr. Boucher. The value of the restricted shares is not able to be calculated because there is no market price for shares of the Company=s unrestricted Common Stock. Dividends will be paid on the restricted shares to the same extent paid on unrestricted shares. See AManagement-Restricted Stock Agreements.@

(2) Mr. Jordan derived his compensation from the Jordan Company and JZCC for his services to the Company and its subsidiaries. He received no compensation from the Company or its subsidiaries for his services as Chief Executive
     Officer.

(3) The difference between the amount paid for 1,500 shares of common stock and the related market value of the stock.

     Employment Agreement. Mr. Quinn has an employment agreement with the Company which provides for his employment as President and Chief Operating Officer of the Company. The employment agreement can be terminated at any time by the Company. His base salary is $600,000 per year, and he is provided with a guaranteed bonus of $100,000 per year, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Quinn by any of the subsidiaries or affiliates of The Jordan Company. Under the employment agreement, if Mr. Quinn=s employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance payment equal to the greater of $350,000 or the sum of his most recent base annual salary plus $100,000. If employment is terminated for reasons of cause or voluntary termination, no severance payment is made. The Company maintains a $5.0 million Akey man@ life insurance policy on Mr. Quinn under which the Company is the beneficiary.

     Restricted Stock Agreements. The Company is a party to restricted stock agreements, dated as of February 25, 1988, with each of Messrs. Quinn and Boucher, pursuant to which they were issued shares of Common Stock which, for purposes of such restricted stock agreements, were classified as AGroup 1 Shares@ or AGroup 2 Shares@. Messrs. Quinn and Boucher were issued 3,500 and 1,870.7676 Group 1 shares, respectively, and 4,000 and 1,000 Group 2 Shares, respectively at $4.00 per share. The Group 1 Shares are not subject to repurchase or contractual restrictions on transfer pursuant to the Restricted Stock Agreements. The Group 2 Shares are subject to repurchase at cost, in the event that Messrs. Quinn or Boucher ceases to be employed (as a partner, officer or employee) by the Company, The Jordan Company, Jordan/Zalaznick Capital Company (AJZCC@), or any reconstitution thereof conducting similar business activities in which they are a partner, officer or employee. If such person ceases to be so employed prior to January 1, 2003, the Group 2 Shares can also be repurchased at cost, unless such person releases and terminates such repurchase option by making a payment of $300.00 per share to the Company. Certain adjustments to the foregoing occur in the event of the death or disability of any of the partners of The Jordan Company or JZCC, the death or disability of such person, or the sale of the Company. On January 1, 1992, the Company issued Messrs. Quinn and Boucher 600 and 533.8386 shares, respectively, at $107.00 per share, pursuant to similar Restricted Stock Agreements, dated as of January 1, 1992, under which such shares were effectively treated as AGroup 1 Shares@. On December 31, 1992, the Company issued an additional 400 shares to Mr. Quinn for $107.00 per share pursuant to similar Restricted Stock Agreements, under which such shares were effectively treated as AGroup 1 Shares@. The purchase price per share was based upon an independent appraiser=s valuation of the shares of Common Stock at the time of their issuance. In June 1997, the Company issued an additional 1,500 shares to Mr. Quinn for approximately $86.67 per share pursuant to a similar Restricted Stock Agreement, under which such shares were effectively treated as AGroup 1 Shares@. These shares were issued by the Company to provide a long-term incentive to the recipients to advance the Company=s business and financial interest.

     Director's Compensation. The Company compensates its directors quarterly, at the rate of $20,000 per year for each director. The Indenture permits director fees of up to $250,000 per year in the aggregate. In addition, the Company reimburses directors for their travel and other expenses incurred in connection with attending Board meetings (and committees thereof) and otherwise performing their duties as directors of the Company.

Item 12.  PRINCIPAL STOCKHOLDERS

The following table furnishes information, as of March 31, 1999, as to the beneficial ownership of the Company=s Common Stock by
(i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock (ii) each director and executive officer of the Company, and (iii) all officers and directors of the Company as a group.





                                        Amount of Beneficial
Ownership
                                         Number of
                                                       Percentage
                                          Shares       Owned(1)
Executive Officers and Directors
John W. Jordan II (2)(3)(4)
                                                       41,820.908
                                                       7
                                                       42.5%
David W. Zalaznick(3)(5)(6)
                                                       19,965.000
                                                       0
                                                       20.3%
Thomas H. Quinn(7)
                                                       10,000.000
                                                       0
                                                       10.2%
Leucadia Investors, Inc.(3)
                                                       9,969.9999
                                                       10.1%
Jonathan F. Boucher(8)
                                                       5,533.8386
                                                       5.6%
G. Robert Fisher(4)(9)
                                                       624.3496
                                                       0.6%
Joseph S. Steinberg(10)
                                                       0.0000
                                                       0.0%
All directors and officers as a group
 (5 persons)(3)
                                                       87,914.096
                                                       8
                                                       89.3%


(1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of December 31, 1997, there were 98,501.0004 shares of Common Stock issued and outstanding.

(2) Includes 1 share held personally and 41,819.9087 shares held by John W. Jordan II Revocable Trust. Does not include
     309.2933 shares held by Daly Jordan O=Brien, the sister of Mr. Jordan, 309.2933 shares held by Elizabeth O=Brien Jordan, the mother of Mr. Jordan, or 309.2933 shares held by George Cook Jordan, Jr., the brother of Mr. Jordan.

(3) Does not include 100 shares held by The Jordan Zalaznick Capital Company (AJZCC@) or 3,500 shares of Common stock held by Mezzanine Capital & Income Trust 2001 PLC (AMCIT@), a publicly traded U.K. investment trust advised by an Affiliate of The Jordan Company (controlled by Messrs. Jordan and Zalaznick). Mr. Jordan, Mr. Zalaznick and Leucadia, Inc. are the sole partners of JZCC. Mr. Jordan and Mr. Zalaznick own and manage the advisor to MCIT.

(4)  Does not include 3,248.3332 shares held by The Jordan Family
     Trust, of which John W. Jordan II, George Cook Jordan, Jr.
     and G. Robert Fisher are the trustees

(5) Does not include 82.1697 shares held by Bruce Zalaznick, the brother of Mr. Zalaznick.

(6) Excludes 2,541.4237 shares that are held by John W. Jordan II Revocable Trust, but which may be purchased by Mr. Zalaznick, and must be purchased by Mr. Zalaznick, under certain circumstances, pursuant to an agreement, dated as of October 27, 1988, between Mr. Jordan and Mr. Zalaznick.

(7) Includes 4,000 shares which are treated as AGroup 2 Shares@ pursuant to the terms of a Restricted Stock Agreement between Mr. Quinn and the Company. See AManagement-
     Restricted Stock Agreements@.

(8) Includes 1,000 shares which are treated as AGroup 2 Shares@ pursuant to the terms of a Restricted Stock Agreement between Mr. Boucher and the Company. See AManagement-
     Restricted Stock Agreements@.

(9)  Includes 624.3496 shares held by G. Robert Fisher, as
     Trustee of the G. Robert Fisher Irrevocable Gift Trust,
     U.T.I., dated December 26, 1990.

(10) Excludes 9,969.9999 shares held by Leucadia Investors, Inc., of which Joseph S. Steinberg is President and a director.

     Stockholder Agreement. Each holder of outstanding shares of Common Stock of the Company is a party to a Stockholder Agreement, dated as of June 1, 1998 (the AStockholder Agreement@), by and among the Company and such stockholders. The Stockholder Agreement subjects the transfer of shares of Common Stock by such stockholders to a right of first refusal in favor of the Company and Aco-sale@ rights in favor of the other stockholders, subject to certain restrictions. Under certain circumstances, stockholders holding 60% or more of the outstanding shares of Common Stock, on a fully diluted basis, have certain rights to require the other stockholders to sell their shares of Common Stock.

Item 13.  CERTAIN TRANSACTIONS

Employment Agreements; Stock Transactions. On February 25, 1988, the Company entered into an employment agreement with Thomas H. Quinn, pursuant to which Mr. Quinn became the President and Chief Operating Officer of the Company, effective January 1, 1988. See AManagement-Employment Agreement.@

In November 1996, the Company issued Mr. Quinn 1,500 shares of Common Stock for $146,000 cash and a promissory note of $1,314,000. In June 1997, the Company and Mr. Quinn reversed the November 1996 transaction such that the Company canceled all debt owed and returned all consideration paid by Mr. Quinn and Mr. Quinn returned the Common Stock to the Company. In June of 1997, the Company issued an additional 1,500 shares to Mr. Quinn for approximately $86.67 per share. See AManagement-Restricted Stock Agreements@.

Fannie May. On May 15, 1995, the Company purchased from Fannie May $7.5 million aggregate principal amount of Subordinated Notes and 75.6133 shares of junior Class A PIK Preferred Stock Fannie May at face value for $9.1 million. Also, in 1995, the Company acquired 151.28 shares of common stock of Fannie May (representing 15.1% of the outstanding common stock of Fannie May on a fully-diluted basis) for $151,000. These shares of common stock were purchased from the John W. Jordan II Revocable Trust, which purchased them in July 1995 for $151,000. On June 28, 1995, the Company purchased from The First National Bank of Chicago $7.0 million aggregate principal amount of participations in term loans of a wholly-owned subsidiary of Fannie May for $7.0 million, and agreed to purchase up to an additional $3.0 million aggregate principal amount of such participations, depending upon the financial performance of Fannie May. The additional $3.0 million obligation is secured by a pledge from the Company of a $3.0 million certificate of deposit purchased by the Company. On July 29, 1996, Mr. Jordan purchased $2.0 million of Fannie May Subordinated Notes from the Company at face value plus accrued interest. Fannie May=s Chief Executive Officer is Mr. Quinn, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are directors and stockholders of the Company, as well as other partners, principals and associates of The Jordan Company who are also stockholders of the Company. Fannie May, which is also known as AFannie May Candies@, is a manufacturer and marketer of kitchen-fresh, high-end boxed chocolates through its 337 company-owned retail stores and through third party retail and non-retail sales channels. Its products are marketed under both the AFannie May@ and AFanny Farmer@ brand names.

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

JIR. On June 23, 1998, the Company made approximately $0.8 million of unsecured advances to JIR, Inc., JIR Broadcast, Inc. and JIR Paging, Inc. Each of these company's Chief Executive Officer is Mr. Quinn, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are our directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors.

JZ International, LTD. In November, 1998 M&G invested $5.6 million in the Class A Preferred Stock and $1.7 million in Class B Preferred Stock of JZ International, Ltd. Motors and Gears expects to make an additional $5.0 million of investments in JZ International's Class A Preferred Stock. JZ International's Chief Executive Officer is David W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principles and associates of the Jordan Company who are also the Company's stockholders. JZ International is a merchant bank located in London, England that is focused on making European and other international investments.

CBD Networks, Inc. During 1998, the Company made approximately $1.4 million of unsecured advances to CBD Networks, Inc. The Company expects to form a new, Nonrestricted Subsidiary to acquire all or substantially all of the business and assets of CBD Networks in the near future, pursuant to which we will invest $3.5 million in a five-year unsecured note, bearing interest at 10% per annum, and a warrant, exercisable for 10% of the issued and outstanding common stock of CBD Networks. The Company expects that substantially all of the issued and outstanding common stock of the company that acquires the business of CBD Networks will be owned by The Company's Stockholders and the management of CBD Networks. CBD Networks is a provider of Internet access for approximately 10,000 customers.

Healthcare Products Holdings, Inc. During 1998 the Company made approximately $1.0 million of unsecured advances to Healthcare Products Holdings, Inc. Healthcare Products Holdings' Chief Executive Officer is Thomas Quinn, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of the Jordan Company who are also the Company's stockholders.

Cape Craftsmen. On July 29, 1996, the Company acquired the stock of Cape Craftsmen, Inc. (ACape Craftsmen@) from the Jordan Company and JZCC in exchange for $12.1 million of notes receivable from Cape Craftsmen. Since the Company and Cape Craftsmen have common ownership, the net assets of Cape Craftsmen were recorded at the historical basis, $7.6 million, and resulted in a non-cash loss of $4.5 million.

Legal Counsel. Mr. G. Robert Fisher, a director of, and the general counsel and secretary to, the Company, is also a partner of Sonnenschein Nath & Rosenthal, and was a partner of Bryan Cave LLP, and a partner of, Smith, Gill, Fisher & Butts which merged into Bryan Cave LLP. Mr. Fisher and his law firm have represented the Company and The Jordan Company in the past, and expect to continue representing them in the future. In 1998, Bryan Cave LLP was paid approximately $1.1 million in fees and expenses by the Company.

SAR Payments. In connection with acquiring the Company=s subsidiaries, the sellers of the subsidiaries, who usually included the subsidiary=s management, often receive seller notes, stock, stock appreciation rights (ASARs@) and special bonus plans in respect of those subsidiaries. In April 1997, the Company paid and purchased SARs and related interests at three companies. At Dura-Line, the Company paid $15.4 million to purchase Dura-Line SARs from the president and chief financial officer of Dura-Line (of which $9.4 million was paid in April 1997, $1.0 million was paid in March 1998, and $5.0 million is payable in annual installments through 2002), and redeemed $1.9 million of Dura-Line preferred stock held by the president and chief financial officer of Dura-Line in April 1998. At AIM and Cambridge, the Company paid $6.2 million to purchase AIM and Cambridge SARs (based upon 20% of AIM=s and Cambridge=s appreciation from 1989 to 1996) from the estate of the former president of AIM and Cambridge. Each of these payments and purchases in respect of the SARs was expensed for financial reporting purposes.

Sale of Paw Print. As part of the Plan, the Company sold the stock of Paw Print on July 31, 1997 for approximately $10.0 million of net cash proceeds (and the assumption by the purchaser of approximately $2.5 million of indebtedness) to a newly-formed company, which is organized and owned by the Jordan Group, but is not a subsidiary of the Company. The Company purchased Paw Print on November 8, 1996, for a purchase price of $9.25 million and a $2.5 million subordinated seller note. See ARecapitalization and Repositioning Plan@.

Directors and Officers Indemnification. The Company has entered into indemnification agreements with each member of the Board of Directors whereby the Company has agreed, subject to certain exceptions, to indemnify and hold harmless each director from liabilities incurred as of a result of such person=s status as a director of the Company. See AManagement-Directors and Executive officers of the Company@.

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

(2)  Financial Statement Schedule

     The following financial statement schedule for the years ended December 31, 1998, 1997 and 1996 is submitted herewith:

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


                                        JORDAN INDUSTRIES, INC.


                                        By  /s/ John W. Jordan II
                                           John W. Jordan II
Dated:  March 31, 1999                     Chief Executive
Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                        By  /s/ John W. Jordan II
                                           John W. Jordan II
                                           Chairman of the Board
of Directors
Dated:  March 31, 1999                     and Chief Executive
Officer






                                        By  /s/ Thomas H. Quinn
                                           Thomas H. Quinn
                                           Director, President
and Chief
Dated:  March 31, 1999                     Operating Officer






                                        By  /s/ Jonathan F.
Boucher
                                           Jonathan F. Boucher
                                           Director, Vice
President, and
Assistant Secretary
Dated:  March 31, 1999                     (Principal Financial
Officer)






                                        By  /s/  G. Robert Fisher
                                           G. Robert Fisher
                                           Director, General
Counsel and
Dated:  March 31, 1999                     Secretary




                                        By  /s/  David W.
Zalaznick
                                           David W. Zalaznick
Dated:  March 31, 1999                     Director




                                        By  /s/  Joseph S.
Steinberg
                                           Joseph S. Steinberg
Dated:  March 31, 1999                     Director





                                        By  /s/  Thomas C.
Spielberger
                                           Thomas C. Spielberger
Dated:  March 31, 1999                     Sr. Vice President,
Finance
                                           And Accounting





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
3,645

Valuation allowance
 for deferred tax
 assets
                                                       40,014
                                                       13,212
                                                       -
                                                       (1,450)
                                                       51,776

December 31, 1998
 Allowance for doubt-
 ful accounts             3,645                        3,166
                                                       (2,341)
                                                       23
                                                       4,493

Valuation allowance
 for deferred tax
 Assets
                                                       51,776
                                                       13,564
                                                       -      -
                                                       65,340





                         EXHIBIT INDEX

2(a)4               --   Agreement and Plan of
               Merger between the Thos. D. Murphy
               Company and Shaw-Barton, Inc.
3(a)1               --   Articles of Incorporation
               of the Registrants.
3(b)1               --   By-Laws of the
               Registrant.
4(a)3               --   Indenture, dated as of
               December 15, 1989, between the
               Registrant and First Bank National
               Association, Trustee, relating to
               the Registrant's Notes.
10(a)1,2       --   Intercompany Notes, dated June
               1, 1988, by and among the
               Registrant and the Subsidiaries.
10(b)1,2       --   Intercompany Management
               Agreement, dated June 1, 1988, by
               and among the Registrant and the
               Subsidiaries.
10(c)1,2       --   Intercompany Tax Sharing
               Agreement, dated June 1, 1988, by
               and among the Registrant and the
               Subsidiaries.
10(d)1         --   Management Consulting
               Agreement, dated as of June 1,
               1988, between the Registrant and
               The Jordan Company.
10(e)3         --   First Amendment to Management
               Consulting Agreement, dated as of
               January 3, 1989, between the
               Registrant and The Jordan Company.
10(f)7         --   Amended and Restated
               Management Consulting Agreement,
               dated September 30, 1990, between
               the Company and The Jordan Company.
10(g)1         --   Stockholders Agreement, dated
               as of June 1, 1988, by and among
               the Registrant's holders of Common
               Stock.
10(h)1         --   Employment Agreement, dated as
               of February 25, 1988, between the
               Registrant and Thomas H. Quinn.
10(i)1         C    Restricted Stock Agreement,
               dated February 25, 1988, between
               the Registrant and Jonathan F.
               Boucher.
10(j)1         --   Restricted Stock Agreement,
               dated February 25, 1988, between
               the Registrant and John R. Lowden.
10(k)1         --   Restricted Stock Agreement,
               dated February 25, 1988, between
               the Registrant and Thomas H. Quinn.
10(l)1         --   Stock Purchase Agreement,
               dated June 1, 1988, between
               Leucadia Investors, Inc. and John
               W. Jordan, II.
10(m)1         --   Zero Coupon Note, dated June
               1, 1988, issued by John W. Jordan,
               II to Leucadia Investors, Inc.
10(n)1         --   Pledge, Security and
               Assignment Agreement, dated June 1,
               1988 by John W. Jordan, II.
10(o)5         --   Revolving Credit and Term Loan
               Agreement, dated August 18, 1989,
               between the Company and The First
               National Bank of Boston.
10(p)7         --   Second Amendment to Revolving
               Credit Agreement, dated September
               1, 1990 between the Company and The
               First National Bank of Boston.
10(q)5         --   Supplemental Indenture No. 2,
               dated as of August 18, 1989,
               between the Company and the First
               Bank National Association, as
               Trustee.
10(r)8         --   Supplemental Indenture No. 3,
               dated as of December 15, 1990,
               between the Company and the First
               Bank National Association, as
               Trustee.
10(s)5         --   Guaranty, dated as of August
               18, 1989, from DACCO, Incorporated
               in favor of First Bank National
               Association, as Trustee.  The
               Company has also entered into
               similar guarantees with other
               Restricted subsidiaries and will
               furnish the above guarantees upon
               request.
10(t)9         --   Amended and Restated Revolving
               Credit Agreement dated December 10,
               1991 between the Company and The
               First National Bank of Boston.
10(u)(10)      --   Revolving Credit Agreement
               dated as of June 29, 1994 among
               JII, Inc., a wholly-owned
               subsidiary of the Company, and The
               First National Bank of Boston and
               certain other Banks.
22                  --   Subsidiaries of the
               Registrant.
286                 --   Phantom Share Plan.

9911                --   Other Exhibits - None



1 Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-24317).
2 The Company has entered into Intercompany Notes, Intercompany Management Agreements and Intercompany Tax Sharing Agreements with Riverside, AIM, Cambridge, Beemak, Hudson, Scott and Gear which are identical in all material respects with the notes and agreement incorporated by reference in this Report. Copies of such additional notes and agreements have therefore not been included as exhibits to this filing, in accordance with Instruction 2 to Item 601 of Regulation S-K.
3    Incorporated by reference to the Company's 1988 Form 10-K.
4    Incorporated by reference to the Company's 1989 First
     Quarter Form 10-Q.
5 Incorporated by reference to the Company's Second Quarter Report on Form 10-Q Amendment No. 1, filed September 19, 1989.
6    Incorporated by reference to the Company's 1989 Form 10-K.
7    Incorporated by reference to the Company's 1990 Third
     Quarter Form 10-Q.
8    Incorporated by reference to the Company's 1990 Form 10-K.
9    Incorporated by reference to the Company's Form 8-K filed
     December 16, 1991.
10   Incorporated by reference to the Company's 1994 Second
Quarter Form
     10-Q.
11   Incorporated by reference to the Company=s 1995 Form 10-K.