Form 10-Q
period 1999-03-31
JORDAN INDUSTRIES INC
filed 1999-05-13
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                        ----------------------

                              FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

     For quarter ended March 31, 1999  Commission File Number 33-24317

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                               Yes   X  No

     The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

     The number of shares outstanding of Registrant's Common Stock as of May 13, 1999: 98,501.0004.

                          JORDAN INDUSTRIES, INC.

                                   INDEX

PART I.                                                 PAGE NO.

     Financial Information                                  3

     Condensed Consolidated Balance Sheets
     at March 31, 1999, and December 31, 1998               3

     Condensed Consolidated Statements of Operations
     for the Three Months Ended March 31, 1999 and 1998     4

     Condensed Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 1999 and 1998     5

     Notes to Condensed Consolidated Financial Statements   6

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                   14


Part II.

     Other Information                                     21

     Signatures                                            22

                       JORDAN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                 (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                             March 31,      December 31,
                                               1999             1998
                                            (unaudited)

ASSETS
Current Assets:
   Cash and cash equivalents              $   40,664          $ 23,008
   Accounts receivable, net                  170,678           160,586
   Inventories                               169,532           139,720
   Prepaid expenses and other current assets  20,327            17,724
     Total Current Assets                    401,201           341,038

Property, plant and equipment, net           152,046           139,578
Investments in affiliates                      1,722             1,722
Goodwill, net                                550,005           491,510
Other assets                                  81,979            70,040
     Total Assets                        $ 1,186,953       $ 1,043,888

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
   Notes payable                          $   11,678          $    737
   Accounts payable                           85,966            70,798
   Accrued liabilities                        70,726            68,722
   Advance deposits                            8,402             5,580
   Current portion of long-term debt           4,901             6,136
     Total Current Liabilities               181,673           151,973

Long-term debt                             1,182,601         1,059,419
Other non-current liabilities                 14,640            12,762
Deferred income taxes                          1,444             1,444
Minority interest                                923               785
Preferred stock                               26,668            25,649
Net Capital Deficiency:
   Common stock                                    1                 1
   Additional paid-in capital                  2,116             2,116
   Accumulated other comprehensive (loss) income  (927)          2,038
   Accumulated deficit                      (222,186)         (212,299)
     Total Net Capital Deficiency           (220,996)         (208,144)
     Total Liabilities and Net Capital
       Deficiency                        $ 1,186,953       $ 1,043,888


See accompanying notes to condensed consolidated financial statements.

                            JORDAN INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                       THREE MONTHS ENDED
                                                            March 31,
                                                     1999            1998

Net sales                                         $ 239,309        $ 207,702
Cost of sales, excluding
 depreciation                                       154,293          133,707
Selling, general and administra-
 tive expenses, excluding depreciation               47,488           43,464
Depreciation                                          7,000            5,364
Amortization of goodwill and other
 intangibles                                          5,500            5,020
Management fees and other                               862            1,771

Operating income                                     24,166           18,376

Other (income) and expenses:
   Interest expense                                  28,592           26,311
   Interest income   (238)  (798)
   Other                                              1,034                3
       Total other (income) and expenses             29,388           25,516
Loss before income taxes, minority                  -------           ------
 interest, and extraordinary items                   (5,222)          (7,140)
Provision for income taxes                            2,924            2,122
Loss before minority
 interest and extraordinary items                    (8,146)          (9,262)
Minority interest                                       528              149
Loss before extraordinary
 items                                               (8,674)          (9,411)
Extraordinary items                                     193                -
Net loss                                           $ (8,867)        $ (9,411)


See accompanying notes to the condensed consolidated financial statements.

                            JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                          (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                               THREE MONTHS ENDED
                                                   March 31,
                                                 1999      1998

Cash flows from operating activities:
 Net loss                                      $ (8,867)  $ (9,411)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
     Depreciation and amortization               12,500     10,384
     Amortization of deferred financing fees      1,210      1,289
     Minority interest                              140        149
     Non-cash interest                            7,139      6,344
     Changes in operating assets and
     liabilities net of effects from
     acquisitions:
     Increase in current assets                    (993)    (12,655)
       Increase (decrease) in current liabilities 7,498      (2,794)
       Decrease in non-current assets             4,995       4,164
       Decrease in non-current liabilities         (210)       (979)
       Net cash provided by (used in)
       operating activities                      23,412      (3,509)

Cash flows from investing activities:
   Capital expenditures, net                     (3,245)     (3,851)
   Acquisition of subsidiaries                  (91,840)    (57,249)
   Additional purchase price payments and
    SAR payments                                 (8,944)          -
   Net cash acquired in purchase of subsidiaries    616       1,957
   Other                                           (102)          -
       Net cash used in investing activities   (103,515)    (59,143)

Cash flows from financing activities:
   (Repayment of) proceeds from
    revolving credit facilities, net            (35,000)     64,000
   Repayment of long-term debt                   (1,822)     (1,171)
   Proceeds from debt issuance - Jordan
    Industries, Inc.                            149,761           -
   Payment of financing costs                   (13,684)          -
   Other borrowing                                  403       1,577
    Other                                             -         (49)
     Net cash provided by financing activities   99,658      64,357

Foreign currency translation                     (1,899)       (999)
Net increase in cash and cash equivalents        17,656         706
Cash and cash equivalents at beginning of period 23,008      52,500
Cash and cash equivalents at end of period     $ 40,664    $ 53,206


See accompanying notes to condensed consolidated financial statements.

                        JORDAN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)

A.  Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and are of a normal recurring nature, should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1998, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1998 10-K"). Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B.  Inventories

Inventories are summarized as follows:

                                        March 31,December 31,
                                          1999      1998

     Raw materials                     $  71,353 $ 59,350
     Work-in-process                      18,955   17,098
     Finished goods                       79,224   63,272
                                       $ 169,532 $139,720

C.  Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1999 and December 31, 1998, are as follows:

                                        March 31, December 31,
                                          1999       1998
Deferred tax liabilities

Intangibles                            $   6,196  $   6,966
Tax over book depreciation                 7,942      8,016
Basis in subsidiary                          798        798
Intercompany tax gain                     14,435     14,435
Other                                        712        600
     Total deferred tax liabilities    $  30,083  $  30,815

                               PAGE 7
                        JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                   (ALL DOLLAR AMOUNTS IN THOUSANDS)


Deferred tax assets

NOL carryforwards                        $ 52,547 $ 50,806
Accrued interest on discount debentures    13,510   13,510
Stock Appreciation Rights Agreements        2,264    2,264
Pension obligation                            512      601
Vacation accrual                            1,116    1,109
Uniform capitalization of inventory         2,211    2,147
Investment in partnership                     282      282
Allowance for doubtful accounts             1,314    1,257
Foreign NOL's                               3,862    3,230
Deferred financing fees                       615      742
Intangibles                                 1,521    1,573
Tax assets basis over book basis at
   subsidiary                              14,435   14,435
Other                                       2,127    2,755
     Total deferred tax assets             96,316   94,711
Valuation allowance for deferred
   tax assets                             (67,677) (65,340)
Net deferred tax assets                    28,639   29,371
Net deferred tax liabilities             $  1,444 $  1,444

D.  Comprehensive Income

Total comprehensive loss for the three months ended March 31, 1999 and 1998 is as follows:

                                                Three Months Ended
                                                     March 31,
                                                  1999      1998

   Net income                                  $ (8,867)   $ (9,411)
   Foreign currency translation adjustment       (2,965)     (2,900)
   Comprehensive loss                          $(11,832)   $(12,311)

E.  Sale of Subsidiaries

On March 19, 1999 the Company sold its assets in the Consolidated Plumbing Industries ("CPI") division of Dura-Line for $3,389. There was no material gain or loss associated with the sale. CPI's product is used to replace copper water pipe in homes.

On July 9, 1998, Jordan Telecommunication Products, Inc. ("JTP") sold its stock of Diversified Wire and Cable for $15,000. Including expenses related to the sale, the Company recorded a loss of $6,299. The proceeds from the sale were used to pay $1,500 in subordinated seller notes to the original owners of Diversified and $13,500 to pay down JTP's revolving credit facility.

                               PAGE 8
                        JORDAN INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)


F.  Acquisition and Formation of Subsidiaries

On February 18, 1999, JTP, through Northern Technologies Holdings, Inc., purchased the net assets of High Mountain Communications, Inc. ("HMC"). HMC provides cellular and site maintenance services. The purchase price of $700, which includes estimated transaction costs, has been preliminarily allocated to working capital of $8, property, plant and equipment of $127, and non-current assets of $25, resulting in an excess purchase price over identifiable assets of $540.

On March 22, 1999, the Company purchased Alma Products ("Alma") for $86,166 including costs directly related to the transaction. Alma is comprised of three primary product lines: (i) high quality remanufactured torque converters used to supply warranty replacements for automotive transmissions originally sold to Ford, Chrysler, John Deere and Caterpillar, (ii) new and remanufactured air conditioning compressors for original equipment manufacturers including Ford, Chrysler and General Motors, and (iii) new and remanufactured clutch and disc assemblies used in standard transmissions sold primarily to Ford. The purchase price of $86,166 is made up of cash of $84,077 and the assumption of a $2,089 long-term liability for retiree healthcare benefits.

The purchase price was preliminarily allocated to working capital of $18,422, property, plant and equipment of $7,885, retiree healthcare benefit obligations of ($2,089), and resulted in an excess purchase price over net identifiable assets of $57,770.

On March 31, 1999, JTP, through a newly created subsidiary Integral Holdings, Inc. ("Integral Holdings"), a subsidiary of Dura-Line Corporation, purchased the assets of Integral Corporation ("Integral"). Integral is a manufacturer of high-density polyethylene conduit for the installation and protection of cables used in electrical, telecommunications, and cable TV industries. Integral has locations in Dallas, Texas; England; and Malaysia. The purchase price of $18,716, which includes estimated related transaction costs, has been preliminarily allocated to working capital of $6,412, property, plant, and equipment of $8,174, non-current assets of $5,073 ($4,100 in non-compete agreements) and non-current liabilities of ($943). The acquisition was financed with four-month promissory notes for $10,653 and borrowings from JTP's revolving credit line.

On January 20, 1998, JTP through a newly created subsidiary K&S Sheet Metal Holdings ("K&S Holdings"), a subsidiary of 80% owned Bond Technologies, purchased the stock of K&S Sheet Metal ("K&S"). K&S is a manufacturer of precision metal enclosers for electronic original equipment manufacturers. The purchase price of $15,930, including costs incurred directly related to the transaction, has been allocated to working capital of $2,666, property, plant and equipment of $1,002, non-compete agreements of $1,545 and other assets of $91 resulting in an excess purchase price over net identifiable assets of $10,626. The acquisition was financed with $14,430 of borrowings from JTP's revolving credit line and $1,500 of a subordinated seller note.

                             PAGE 9
                    JORDAN INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
               (ALL DOLLAR AMOUNTS IN THOUSANDS)


On February 9, 1998, the Company completed the formation of Jordan Specialty Plastics, Inc. ("JSP"). JSP was formed as a Restricted Subsidiary under the Company's Indenture. The Company sold the stock of Beemak and Sate-Lite to JSP for $11,500 of Preferred Stock, which will accrete at plus or minus 97.5% of the cumulative JSP net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the end of year five.
The Company will also keep its intercompany notes with Beemak ($9.8 million at January 31, 1998) and Sate-Lite ($1.2 million at January 31, 1998). The Company has sold these subsidiaries in order to establish them as more independent, stand-alone, industry-focused companies, and to allow the Company's stockholders and employees to invest directly in JSP.

On February 11, 1998, JSP purchased all of the common stock of Deflecto Corporation ("Deflecto"). Deflecto designs, manufactures and markets plastic injection molded products such as office supplies, hardware products and house- ware products. The purchase price of $43,000, including costs directly related to the transaction, was allocated to working capital of $8,598, property, plant, and equipment of $6,346, other long-term assets and liabilities of ($1,942), and resulted in an excess purchase price over net identifiable assets of $29,998. The acquisition was financed with cash from the Jordan Industries, Inc. credit line and a $5,000 subordinated seller note.

On February 26, 1998, JSP purchased all of the net assets of Rolite Plastics, Inc.("Rolite"). Rolite is a manufacturer of extruded vinyl chairmats for the office products industry. The purchase price of $6,000, including costs directly related to the transaction, was allocated to working capital of $483, property, plant, and equipment of $754, and resulted in an excess purchase price over net identifiable assets of $4,763. The acquisition was financed with cash and a $900 subordinated seller note.

On May 15, 1998, Motors and Gears Industries, Inc. ("Motors and Gears") acquired all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliated corporations (collectively "ADC") for $58,651. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $9,345, property and equipment of $4,088, covenants not-to-compete of $662, and other long-term assets and liabilities of ($51), and resulted in an excess purchase price over net identifiable assets of $44,607. ADC designs and manufactures special purpose, custom designed motors for use in electric lift trucks, power sweepers, electric utility vehicles, golf carts, electric boats, and other niche products. ADC also designs and manufactures its own production equipment as well as electric motor components known as commutators.

On July 14, 1998, JTP, through its 70% owned subsidiary, TSI, purchased the net assets of Opto-Tech Industries, Inc. ("Opto-Tech"). Opto-Tech assembles and sells radio frequency interference products, attenuators and message waiting indicators to Regional Bell Operating Companies, independent phone operators and distributors of telecommunications products. The purchase price of $6,632, including costs incurred directly related to the transaction, has been allocated to working capital of $261, property, plant and equipment of $42, and non-current assets of $100, resulting in an excess purchase price over net identifiable assets of $6,229. The acquisition was financed with $5,382 of borrowings from JTP's revolving credit line and $1,250 of subordinated seller notes.

                   JORDAN INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)


On December 31, 1998, Motors and Gears, through its wholly-owned subsidiary Imperial, acquired all of the outstanding stock of Euclid Universal Corporation ("Euclid") for $2,100. The purchase price, including costs incurred directly related to the transaction, was preliminarily allocated to working capital of $772, property and equipment of $953, and other non-current assets and liabilities of ($498), resulting in an excess purchase price over net identifiable assets of $873. Euclid designs and manufactures speed reducers, custom gearing, right angle gearboxes and transaxles for use in a wide array of industries including material handling, healthcare, and floor care. Euclid has strong technical expertise in the areas of worm, spur and helical gearing.

Acquisitions of the Company have been financed primarily through the use of the revolving lines of credit and the issuance of Senior Debt. These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the operating results of each of these acquisitions have been included in the consolidated operating results of the Company since the date of their acquisition.

Unaudited pro forma information with respect to the Company as if the 1999 and
1998 acquisitions had occurred on January 1, 1998 is as follows:

                                                THREE MONTHS ENDED
                                                     March 31,
                                                   1999       1998

Net sales                                       $ 269,095 $ 246,086
Net income (loss) before taxes                     (4,931)   (4,577)
Net income (loss)                               $  (8,477)$  (7,942)

G.  Welcome Home Chapter 11 Filing

On January 21, 1997, Welcome Home filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States code in the United States Bankruptcy Court for the Southern District if New York ("Bankruptcy Court"). In Chapter 11, Welcome Home has continued to manage its affairs and operate it business as a debtor-in-possession while it develops a reorganization plan that will restructure its operations and allow it to emerge from Chapter 11. As a debtor-in-possession in Chapter 11, Welcome Home may not engage in transactions outside of the ordinary course of business without approval of the Bankruptcy Court. As a result of Welcome Home's Chapter 11 filing, the Company no longer has the ability to control the operations and financial affairs of Welcome Home. Accordingly, the Company no longer consolidates Welcome Home in its financial statements as of January 21, 1997, the date of the filing.

Subsequent to the filing, Welcome Home reached an agreement with Fleet Capital Corporation to provide secured debtor-in-possession financing in the form of a credit facility. The credit facility provides for borrowings dependent upon Welcome Home's level of inventory with maximum borrowings of $12,750. The agreement grants a security interest in substantially all assets. Advances under the facility bear interest at the prime rate plus 1.5%. The agreement will terminate on October 29,2003.

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

In the first quarter of 1999, Cape Craftsmen, ("Cape"),a consolidated subsidiary of the Company had sales to Welcome Home of $2,734 or 51.0% of Cape's total first quarter sales. The Company's receivable outstanding related to these sales was $1,811 on March 31, 1999.

H.  Payment of Stock Appreciation Rights

JTP granted Stock Appreciation Rights ("SARs") to the sellers of Engineered Endeavors. The agreement calls for payments to be made to the participants upon exercise of the SARs, such exercise being a one-time election during the calendar years 2003 through and including 2008. The amount payable to the participants is based upon a specific formula, the basis of which is the average EBIT (as defined) for the two calendar years preceding the exercise date. A different formula applies if Engineered Endeavors is sold before December 31, 2008. When exercised, the SARs are payable one-forth on or before September 30th of the year of exercise, and the remaining three-fourths payable in three equal annual installments.

On April 10, 1997, the Company paid the former shareholders of a wholly-owned subsidiary pursuant to an agreement ("The Redemption Agreement"), as if the subsidiary was sold for $110,000. The former shareholders received $9,438 in cash and a deferred payment of $5,980 over five years including interest. The Redemption Agreement also requires that $1,875 of remaining preferred stock be redeemed one year from the date of the agreement. The Company recorded a charge of $15,418 related to this agreement during 1997. The Company paid $1,020 on the deferred payment amount and $1,875 on the preferred stock redemption amount during 1998 and had a remaining liability of $4,960 at December 31, 1998. In April 1999, the Company paid $1,101 related to this agreement.

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

I.  Additional Purchase Price Agreements

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

                        JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                   (ALL DOLLAR AMOUNTS IN THOUSANDS)

The terms of the Company's Advanced DC purchase price agreement provides for additional consideration of up to $5,600 to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. Subject to the terms and conditions of the agreement, the Company will make payments to the sellers on or before April 1st immediately following the respective fiscal year during which each such contingent payment is earned. The contingent payments apply to operations of fiscal years 1998 and 1999. The Company made a payment of $3,151 related to this agreement to the previous shareholders of Advanced DC in March 1999.

The Company has a contingent purchase price agreement relating to its acquisition of Viewsonics in 1996. The plan is based on Viewsonics achieving certain earnings before interest and taxes during the years ended July 31, 1997 and 1998, respectively. On January 2, 1998, the Company paid $1,388 for the plan year ended July 31, 1997. At March 31, 1999, $1,081 was accrued for the plan year ended July 31, 1998.

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

The Company has an agreement to make additional purchase price payments and bonus payments to the former owners of TSI if certain earnings projections are met as of October 31, 1998. At December 31, 1998, $5,600 was accrued related to this agreement. This amount was paid in March 1999.

The Company has an agreement with the previous owners of K&S to make additional purchase price payments if certain earnings levels are met for the plan years ended December 31, 1998 through December 31, 2004. There was no accrual recorded related to this agreement at March 31, 1999.

J.  Preferred Stock

On July 25, 1997 JTP issued and sold twenty-five thousand units, each consisting of (i) $1 aggregate liquidation preference of 13.25% Senior Exchangeable Preferred Stock due August 1, 2009 ("JTP Senior Preferred Stock"), and (ii) one share of JTP Common Stock

                              PAGE 13
                       JORDAN INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)

Holders of the JTP Senior Preferred Stock are entitled to receive dividends at a rate of 13.25% per annum of the liquidation preference. All dividends are cumulative, whether or not earned or declared, and are payable on February 1, May 1, August 1, and November 1 of each year. On or before August 1, 2002, JTP may, at its option, pay dividends in cash or in additional shares of JTP Senior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After August 1, 2002, dividends may be paid only in cash. On February 1, 1999 JTP issued 985.0173 shares of Senior Preferred Stock as payment of dividends through that date. On February 1, 1998, May 1, 1998, and August 1, 1998 the Company issued 864.6345, 864.3747, and 922.3787 shares, respectively, of Senior Preferred Stock, as payment of dividends. The JTP Senior Preferred Stock has no voting rights and is mandatorily redeemable on August 1, 2009.

K. Foreign Exchange Instruments and Risk Management

The Company enters into foreign currency forward exchange contracts to hedge transactions and firm commitments that are denominated in foreign
currencies    (primarily in the Czech Koruna) and not to engage in currency speculation. The Company primarily utilizes forward exchange contracts with a duration of one year or less. Gains or losses on hedges of transaction exposures are included in income in the period in which the exchange rates change. Gains and losses on contracts which hedge specific foreign currency denominated commitments, primarily royalty payments from the Company's Czech operations, are deferred and recognized in the basis of the transactions underlying the commitments. Forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates that are agreed to at inception of the contracts. If the counterparts to the exchange contracts (primarily highly rated financial institutions) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuation.

The Company has $0 and $6,884 notional amount of foreign currency forward exchange contracts outstanding at March 31,1999 and 1998, respectively.

L. Subsequent Events

On April 2, 1999 the Company purchased the net assets of Protech Systems,Inc. ("Protech") for $12,300. Protech is an information technology consulting company. It provides software application development and customization. The purchase price has not been allocated at this time.

M.  Business Segment Information

See Part 1 "Financial Information" - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 1998 consolidated financial statements with respect to segmentation or the measurement of segment profit.

                               PAGE 14
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (UNAUDITED)
                   (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                  1999            1998

Net Sales:
Specialty Printing and Labeling                $ 20,812       $ 23,736
Jordan Specialty Plastics                        19,570         13,812
Motors and Gears                                 76,491         58,567
Telecommunication Products                       75,699         72,101
Consumer and Industrial Products                 46,737         39,486
     Total                                    $ 239,309       $207,702

Operating Income:
Specialty Printing and Labeling               $    (811)      $    127
Jordan Specialty Plastics                           674          1,764
Motors and Gears                                 13,054          8,991
Telecommunication Products                        7,353          6,107
Consumer and Industrial Products                  5,321          3,116
      Total (a)                               $  25,591       $ 20,105

Operating Margin (b):
Specialty Printing and Labeling                  (3.9%)           0.5%
Jordan Specialty Plastics                         3.4            12.8
Motors and Gears                                 17.1            15.4
Telecommunication Products                        9.7             8.5
Consumer and Industrial Products                 11.4             7.9
     Consolidated (a)                            10.7             9.7


(a) The total does not include corporate overhead of $1,425 and $1,729 for the quarter ended March 31, 1999 and 1998, respectively.

(b)  Operating margin is operating income divided by net sales.

                               PAGE 15
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (UNAUDITED)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1998 10-K and the financial statements and the related notes thereto.

Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the quarter ended March 31, 1999 and 1998. This discussion reviews the foregoing segment data and certain of the consolidated financial data for the Company.

     Specialty Printing and Labeling. As of March 31, 1999, the Specialty Printing and Labeling group consisted of SPAI, Valmark, Pamco, and Seaboard.

Net sales for the three months ended March 31, 1999 decreased $2.9 million, or 12.3% and operating income for the first quarter decreased $0.9 million over the same period in 1998. The decrease in sales is primarily due to lower sales of calendars, school annuals, and ad specialty products at SPAI, $0.8 million, $0.1 million, and $0.3 million, respectively, decreased sales of rollstock at Valmark, $0.3 million, and lower sales of folding boxes at Seaboard, $1.5 million. Partially offsetting these decreases were increased sales of labels at Pamco, $0.1 million. The lower sales of calendars at SPAI is due to SPAI rescheduling its production runs to more efficiently utilize its labor pool, and the decreased sales at Seaboard are due to a general slowdown in the corrugated folding box industry.

Operating income decreased primarily due to lower operating income at SPAI and Seaboard, $0.4 million and $0.5 million, respectively. The lower operating income at SPAI and Seaboard is due to decreased absorption of fixed overhead resulting from the lower sales discussed earlier. The decrease in operating margin from 0.5% in 1998 to (3.9)% in 1999 is due to the lower absorption of overhead, as mentioned above.

    Jordan Specialty Plastics. As of March 31, 1999, the Jordan Specialty Plastics group consisted of Beemak, Sate-Lite, Deflecto, and Rolite.

Net sales for the three months ended March 31, 1999 increased $5.8 million, or 41.7% and operating income for the first quarter decreased $1.1 million or 61.8% over the same period in 1998. Net sales increased primarily due to the acquisitions of Deflecto and Rolite in February 1998. These companies contributed net sales of $12.5 million and $1.2 million in 1999, respectively, compared to net sales in 1998 of $7.1 million and $0.4 million, respectively. In addition, sales increased due to higher sales of colorants at Sate-Lite, $0.2 million. Partially offsetting these increases were decreased sales of molded and fabricated products at Beemak, $0.1 million each, and lower sales of bike reflectors and miscellaneous bike parts at Sate-Lite, $0.3 million and $0.1 million, respectively.

                              PAGE 16
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (UNAUDITED)
                 (ALL DOLLAR AMOUNTS IN THOUSANDS)


Operating income decreased primarily due to lower operating income at Beemak, Sate-Lite and Deflecto, $0.1 million, $0.5 million and $0.5 million, respectively. The lower operating income at Sate-Lite is primarily due to operating expenses incurred related to the expansion of manufacturing operations into China and operating income at Deflecto decreased due to lower sales in the higher gross margin office products market. Operating margin decreased from 12.8% in 1998 to 3.4% in 1999 due to the reasons mentioned above.

    Motors and Gears. As of March 31, 1999, the Motors and Gears group consisted of Imperial, Gear, Merkle-Korff, Fir, ED&C, Motion Control, and Advanced DC.

Net sales for the three months ended March 31, 1999 increased $17.9 million, or 30.6% and operating income for the first quarter increased $4.1 million or 45.2% over the same period in 1998. The increase in net sales was primarily due to the 1998 acquisitions of Advanced DC and Euclid which collectively contributed $14.2 million of sales in the first quarter of 1999. In addition, net sales of sub-fractional motors increased 11.0% and net sales of fractional/integral motors (excluding the 1998 acquisitions) increased 6.0%. Sub-fractional motor sales increased primarily due to the continued strength in the vending machine and appliance markets while sales of fractional/integral motors increased primarily due to stronger sales in the floor care and elevator markets.

Operating income increased primarily due to the higher sales of sub-fractional and fractional/integral motors discussed above. In addition, gross margins grew from 34.8% in 1998 to 36.2% in 1999 primarily driven by the effects of the 1998 acquisitions and increased margins in the controls segment. Operating margins increased from 15.4% in 1998 to 17.1% in 1999 due to the reasons discussed above.

   Telecommunication Products. As of March 31, 1999, the Telecommunication Products group consisted of Dura-Line, Connectors, Viewsonics, Bond, Northern, LoDan, EEI, and TSI.

Net sales for the three months ended March 31, 1999 increased $3.6 million, or 5.0%, and operating income for the first quarter increased $1.2 million or 20.4% over the same period in 1998. The increase in net sales was primarily due to higher demand for cable conduit, fiber optic central office cables and connectors, and data networking products. Partially offsetting these increases were reduced sales of data server products and power conditioning equipment. In addition, sales were reduced by $8.0 million due to the divestiture of Diversified Wire & Cable in July 1998. The increase in sales of cable conduit was due to new entrants into the telecommunications industry, while the decreased sales of power conditioning equipment was due to the effect of a change in the buying habits of a major wireless customer who postponed purchases until the summer months in order to coincide with the timing of construction.

Operating income increased due to the higher sales of cable conduit, fiber optic cable and connectors, and data networking products mentioned above. Partially offsetting these increases was decreased operating income due to higher corporate expenses and the divestiture of Diversified Wire & Cable, which reduced operating income by $0.4 million. Operating margin increased from 8.5% in 1998 to 9.7% in 1999 due to the higher sales discussed above.

                             PAGE 17
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (UNAUDITED)
                  (ALL DOLLAR AMOUNTS IN THOUSANDS)


    Consumer and Industrial Products. As of March 31, 1999, the Consumer and Industrial Products group consisted of Dacco, Riverside, Parsons, Cape, Cho-Pat, and Alma.

Net sales for the three months ended March 31, 1999 increased $7.3 million, or 18.4% and operating income for the first quarter increased $2.2 million or 70.8% over the same period in 1998. Net sales increased primarily due to the March 1999 acquisition of Alma which contributed net sales in 1999 of $3.9 million. In addition, net sales increased due to higher sales of remanufactured torque converters at Dacco, $1.9 million, increased sales of books, audio and video tapes, music, and contract distribution product at Riverside, $0.3 million, $0.1 million, $0.2 million, $0.2 million, and $0.4 million, respectively, higher sales of home accessories and framed art at Cape, $0.7 million and $0.1 million, respectively, higher sales of orthopedic supports at Cho-Pat, $0.1 million, and increased sales of plastic pipe at CPI, $0.2 million. Partially offsetting these increases were decreased sales of Bibles at Riverside, $0.5 million, and lower sales of titanium aircraft parts at Parsons, $0.3 million. Sales increased at Dacco due to the acquisition of additional market share and the addition of five retail stores in the last three quarters of 1998, and sales increased at Cape due to management's success at broadening Cape's customer base.

Operating income increased primarily due to the acquisition of Alma which contributed operating income in the first quarter of $0.8 million. In addition, operating income increased at Dacco, Riverside and Cape, $0.9 million, $0.1 million, and $0.7 million, respectively. Partially offsetting these increases was decreased operating income at Parsons, $0.3 million. Operating income increased at Dacco due to higher absorption of overhead resulting from the increased sales and operating income at Cape increased primarily due to the increased sales of Cape's highest gross margin product line, home accessories. The decrease in operating income at Parsons is due to lower absorption of fixed expenses due to the lower sales of aircraft parts. Operating margin increased from 7.9% in 1998 to 11.4% in 1999 due to the reasons mentioned above.

   Consolidated Results: (See Condensed Consolidated Statements of
Operations.)

Net sales for the three months ended March 31, 1999 increased $31.6 million or
15.2% and operating income increased $5.8 million, or 31.5%.   Net sales
increased primarily due to the acquisitions that occurred during 1998 and the first quarter of 1999 such as: Deflecto and Rolite in the Jordan Specialty Plastics group; Advanced DC and Euclid in the Motors and Gears group; K&S, Opto-Tech, and High Mountain in the Jordan Telecommunication Products group; and Alma in the Consumer and Industrial Products group. In addition, net sales increased due to higher sales of labels at Pamco, increased sales of colorant at Sate-Lite, higher sales of sub-fractional motors at Merkle-Korff, higher sales of fractional/integral motors at Imperial, increased sales of cable conduit and data networking products in the Jordan Telecommunication Products group, higher sales of torque converters at Dacco, and increased sales of home accessories and framed art at Cape. Partially offsetting these increases were decreased sales of calendars at SPAI, lower sales of plastic injection molded products at Beemak, reduced sales of power conditioning equipment in the Jordan Telecommunication Products group, lower sales of Bibles at Riverside, and decreased sales of titanium aircraft parts at Parsons. Sales were also reduced by the divestiture of Diversified Wire & Cable during 1998.

                                  PAGE 18
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (UNAUDITED)
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)


Operating income increased primarily due to the acquisitions discussed above. In addition, operating income increased due to increased absorption of fixed expenses at higher sales levels and increased sales of higher gross margin products. Partially offsetting these increases was decreased operating income due to expenses incurred to expand Sate-Lite manufacturing into China, increased corporate expenses incurred to restructure the Connector segment of the Jordan Telecommunication group and lower absorption of overhead at companies with lower sales such as, SPAI, Seaboard, Beemak, and Parsons. Operating income also decreased due to the divestiture of Diversified Wire & Cable as discussed above.

Operating margin increased from 8.9% in 1998 to 10.1% in 1999 primarily due to the higher sales levels and increased absorption of fixed overhead mentioned above.

The effective tax rate in 1999 is higher than 1998 due to the increase in taxes at the foreign subsidiaries.

   Liquidity and Capital Resources.

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion. The Company expects to satisfy its liquidity requirements through a combination of funds generated from operating activities and the funds available under its revolving credit facilities.

The Company had approximately $219.5 million of working capital at March 31, 1999 compared to approximately $189.1 million at the end of 1998. The increase in working capital during the first quarter of 1999 was primarily due to higher receivables, inventory, and other current assets of $10.1 million, $29.8 million, and $2.6 million, respectively. The increase in working capital can also be attributed to lower current portion of long-term debt of $1.2 million. These increases in working capital are partially offset by higher accounts payable of $15.0 million.

Operating activities. Net cash provided by operating activities for the three months ended March 31, 1999 was $23.4 million, compared to net cash used in operating activities of $3.5 million during the same period in 1998. The increase in cash was primarily due to increased operating income resulting from the Company's recent acquisitions and changes in working capital compared to the first quarter of 1998.

Investing activities. Net cash used in investing activities for the three months ended March 31, 1999 was $103.5 million, compared to net cash used in investing activities of $59.1 million during the same period in 1998. This increase is primarily due to the acquisitions of Alma and Integral in the first quarter of 1999. In addition, the Company made contingent purchase price payments totaling $8.9 million to the previous shareholders of Dura-Line, TSI, and Advanced DC during the first three months of 1999.

                                PAGE 19
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (UNAUDITED)
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)

Financing activities. Net cash provided by financing activities for the three months ended March 31, 1999 was $99.7 million, compared to net cash provided by financing activities of $64.4 million during the same period in 1998. This increase is primarily due to the net proceeds of $149.8 million from the Jordan Industries, Inc. senior debt issuance. Partially offsetting this increase was the repayment of the Company's revolving credit facility and the payment of financing costs resulting from this debt issuance.

The Company expects its principal sources of liquidity to be from its operating activities and funding from its revolving lines of credit. The Company further expects that these sources will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next twelve months.

Year 2000 Disclosure

Introduction. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

State of Readiness. The Company has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. The Company has assembled an internal project team that is in the process of assessing all systems that could be significantly affected by the Year 2000 issue. Results of this assessment indicated that some of the Company's significant information technology systems could be affected. The assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) may also be at risk. In addition, based on a review of its product lines, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products. The internal project team is contacting each of the Company's significant customers and suppliers and requesting that they apprise the Company of the status of their Year 2000 compliance programs. The Company has targeted the beginning of the second quarter of 1999 as the date for receiving substantially all supplier responses. There can be no assurance as to when this process will be completed.

                                 PAGE 20
                    MANAGEMENT'S DISCUSSION OF ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (UNAUDITED)
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)

For its information technology exposures, to date the Company has completed a majority of the remediation phase and expects to complete software modification and replacement no later than July 31, 1999. Once software is modified or replaced for a system, the Company begins testing and implementation. The testing and implementation phases for all significant systems are expected to be completed by September 30, 1999. The four phases of the Company's Year 2000 program in relation to operating equipment is on-going and expected to be completed by December 31, 1999.

Cost. The Company will utilize both internal and external resources to modify or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $4.0 million and is being funded through operating cash flows and capital leases. To date, the Company has incurred approximately $2.8 million related to all phases of the Year 2000 project. The majority of these costs have been capitalized as they relate to new software and equipment.

Risks. Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company could be materially adversely affected. In addition, disruptions in the economy generally resulting from the Year 2000 issue could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plan. The Company is in the process of developing a contingency plan in the event it does not complete all phases of the Year 2000 program. The company expects to have the contingency plan completed by the end of 1999.

                              OTHER INFORMATION


Item 1.                  Legal Proceedings
                         None

Item 2.                  Changes in Securities
                         None

Item 3.                  Defaults upon Senior Securities
                         None

Item 4.                  Submission of Matters to a Vote of Security Holders
                         None

Item 5.                  Other Information
                         None

Item 6.                  Exhibits and Reports on Form 8-K
                         Form 8K/A filed on May 2, 1999 for the purchase of Alma Products.

                         27.  EDGAR Financial Data Schedule

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JORDAN INDUSTRIES, INC.



May 13, 1999                        By: /s/ Thomas C. Spielberger
                                        Thomas C. Spielberger
                                        Senior Vice President,
                                        Finance and Accounting