Form 10-Q
period 1999-06-30
JORDAN INDUSTRIES INC
filed 1999-08-13
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



----------------------

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1999
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

     The number of shares outstanding of Registrant's Common Stock as of August 13, 1999: 98,501.0004.

Part I.                                                  Page No.

Financial Information

     Condensed Consolidated Balance Sheets
at June 30, 1999, and December 31, 1998                        3

     Condensed Consolidated Statements of Operations
for the Three Months Ended June 30, 1999 and 1998
and the Six Months Ended June 30, 1999 and 1998                        4

     Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 1999 and 1998                        5

Notes to Condensed Consolidated Financial Statements              6

     Management's Discussion and Analysis of Financial
Condition and Results of Operations                            15


Part II.

Other Information                                           24

Signatures                                                25

                                             June 30,           December 31,
                                               1999                1998
                                            (unaudited)
ASSETS

Current Assets:

   Cash and cash equivalents             $    30,159          $    23,008
   Accounts receivable, net                  193,338              160,586
   Inventories                               169,262              139,720
   Prepaid expenses and other current assets  25,634               17,724
       Total Current Assets                  418,393              341,038

Property, plant and equipment, net           151,245              139,578
Investments in affiliates                      1,722                1,722
Goodwill, net                                559,758              491,510
Other assets                                  87,701               70,040
      Total Assets                       $ 1,218,819          $ 1,043,888

LIABILITIES AND NET CAPITAL DEFICIENCY

Current Liabilities:

Notes payable                            $     9,461          $       737
Accounts payable                              88,197               70,798
Accrued liabilities                           74,939               68,722
Advance deposits                               6,265                5,580
Current portion of long-term debt              5,281                6,136
     Total Current Liabilities               184,143              151,973

Long-term debt                             1,209,059            1,059,419
Other non-current liabilities                 13,173               12,762
Deferred income taxes                          1,444                1,444
Minority interest                              1,725                  785
Preferred stock                               27,731               25,649

Net Capital Deficiency:
   Common stock                                    1                    1
   Additional paid-in capital                  2,116                2,116
   Accumulated other comprehensive
     (loss) income                            (5,140)               2,038
   Accumulated deficit                      (215,433)            (212,299)
   Total Net Capital Deficiency             (218,456)            (208,144)
   Total Liabilities and Net Capital
      Deficiency                         $ 1,218,819          $ 1,043,888


See accompanying notes to condensed consolidated financial statements.

                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                          June 30,               June 30,
                                      1999        1998        1999      1998

Net sales                         $ 307,679   $ 245,516   $ 546,988  $ 453,218
Cost of sales, excluding
  depreciation                      196,499     154,449     350,792    288,156
Selling, general and administra-
 tive expenses, excluding deprecia-
 tion                                54,519      45,851     102,007     89,315
Depreciation                          7,927       5,862      14,927     11,226
Amortization of goodwill and other
 intangibles                          6,310       5,411      11,810     10,431
Management fees and other             1,895       2,297       2,757      4,068

Operating income                     40,529      31,646      64,695     50,022

Other (income) expenses:
  Interest expense                   31,951      27,248      60,543     53,559
  Interest income                     (362)       (634)       (600)     (1,432)
  Other                               (978)       5,045          56      5,048
     Total other expenses, net       30,611      31,659      59,999     57,175

Income (loss) before income taxes,
 minority interest, and
 extraordinary items                  9,918        (13)       4,696     (7,153)
Provision (benefit) for income taxes  1,247       (561)       4,171      1,561
Income (loss) before minority
 interest and extraordinary items     8,671         548         525     (8,714)
Minority interest                       828          70       1,356        219
Income (loss) before extraordinary
 items                                7,843         478        (831)    (8,933)
Extraordinary items                     -            -          193        -
Net income (loss)                  $  7,843    $    478    $ (1,024)  $ (8,933)


See accompanying notes to the condensed consolidated financial statements.

                                                           SIX MONTHS ENDED
                                                               June 30,
                                                           1999          1998
Cash flows from operating activities:
 Net loss                                             $  (1,024)     $  (8,933)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                       26,737         21,657
     Amortization of deferred financing fees              2,681          2,273
     Minority interest                                      940            219
     Non-cash interest                                   14,581         12,951
     Loss on sale of subsidiary                             -            5,000
     Changes in operating assets and
       Liabilities net of effects from
       Acquisitions:
       Increase in current assets                       (27,404)       (32,703)
       Increase in current liabilities                   10,837          9,566
       (Increase) decrease in non-current assets         (5,607)         1,212
       Decrease in non-current liabilities               (2,318)        (3,113)
       Net cash provided by operating activities         19,423          8,129

Cash flows from investing activities:
   Capital expenditures, net                             (7,803)        (9,872)
   Acquisition of subsidiaries                         (109,003)      (114,044)
   Additional purchase price payments and
    SAR payments                                         (8,735)        (9,913)
   Net cash acquired in purchase of subsidiaries          1,971          2,222
   Other                                                   (526)           -
         Net cash used in investing activities         (124,096)      (131,607)

Cash flows from financing activities:
   (Repayment of) proceeds from
    revolving credit facilities, net                    (17,500)        99,500
   Repayment of long-term debt                           (5,619)        (6,554)
   Proceeds from debt issuance - Jordan
    Industries, Inc.                                    149,761             -
   Payment of financing costs                           (12,475)            -
   Other borrowing                                          540          1,898
   Other                                                     -              51
   Net cash provided by financing activities            114,707         94,895

Foreign currency translation                             (2,883)           656
Net increase in cash and cash equivalents                 7,151        (27,927)
Cash and cash equivalents at beginning of period         23,008         52,500
Cash and cash equivalents at end of period           $   30,159      $  24,573

See accompanying notes to condensed consolidated financial statements.

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

B.  Inventories

Inventories are summarized as follows:

                                             June 30,    December 31,
                                               1999         1998

Raw materials                             $   77,486    $   59,350
Work-in-process                               20,081        17,098
Finished goods                                71,695        63,272
                                          $  169,262    $  139,720

C.  Accounting for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1999 and December 31, 1998 are as follows:

                                                June 30,       December 31,
                                                  1999            1998

Deferred tax liabilities:

Intangibles                                   $   5,111        $   6,966
Tax over book depreciation                        7,207            8,016
Basis in subsidiary                                 798              798
Intercompany tax gain                            14,435           14,435
Other                                               270              600
       Total deferred tax liabilities         $  27,821       $   30,815

Deferred tax assets:

NOL carryforwards                              $ 34,123         $ 50,806
Accrued interest on discount debentures          13,510           13,510
Stock Appreciation Rights Agreements              1,865            2,264
Pension obligation                                  601              601
Vacation accrual                                  1,211            1,109
Uniform capitalization of inventory               2,255            2,147
Investment in partnership                           282              282
Allowance for doubtful accounts                   1,362            1,257
Foreign NOL's                                     3,411            3,230
Deferred financing fees                             622              742
Intangibles                                       1,477            1,573
Tax asset basis over book basis at
   Subsidiary                                    14,435           14,435
Other                                             1,826            2,755
       Total deferred tax assets                 76,980           94,711
Valuation allowance for deferred
   tax assets                                   (50,603)         (65,340)
Net deferred tax assets                          26,377           29,371
Net deferred tax liabilities                 $    1,444       $    1,444

D.  Comprehensive Income

Total comprehensive income (loss) for the quarters ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998 is as follows:

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     1999        1998      1999          1998

Net income (loss)                $  7,843     $   478  $ (1,024)      $ (8,933)
Foreign currency translation
  adjustment                       (4,213)        913    (7,178)        (1,987)
Comprehensive income (loss)      $  3,630     $ 1,391   $(8,202)      $(10,920)

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

On February 18, 1999, JTP, through Northern Technologies Holdings, Inc., purchased the net assets of High Mountain Communications, Inc. ("HMC"). HMC provides cellular and PCS site maintenance services. The purchase price of $537, which includes estimated transaction costs, has been preliminarily allocated to working capital of $8, property, plant and equipment of $127, and non-current assets of $25, resulting in an excess purchase price over identifiable assets of $377.
On March 22, 1999, the Company purchased Alma Products ("Alma") for $86,166 including costs directly related to the transaction. Alma is comprised of three primary product lines: (i) high quality remanufactured torque converters used to supply warranty replacements for automotive transmissions originally sold to Ford, Chrysler, John Deere and Caterpillar, (ii) new and remanufactured air conditioning compressors for original equipment manufacturers including Ford, Chrysler and General Motors, and (iii) new and remanufactured clutch and disc assemblies used in standard transmissions sold primarily to Ford. The purchase price of $86,166 is made up of cash of $84,077 and the assumption of a $2,089 long-term liability for retiree healthcare benefits.

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

On April 2, 1999, the Company purchased the net assets of Protech Systems, Inc. ("Protech") for $12,500. Protech is an information technology consulting company that provides software application development and customization. The purchase price has been preliminarily allocated to working capital of $2,095, property and equipment of $213, and non-current liabilities of $(641), resulting in an excess purchase price over identifiable assets of $10,833.
The acquisition was financed with cash from the Company's credit line and a $500 subordinated seller note.

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

On February 11, 1998, JSP purchased all of the common stock of Deflecto Corporation ("Deflecto"). Deflecto designs, manufactures and markets plastic injection molded products such as office supplies, hardware products and house- ware products. The purchase price of $43,000, including costs directly related to the transaction, was allocated to working capital of $8,598, property, plant, and equipment of $6,346, other long-term assets and liabilities of ($1,942), and resulted in an excess purchase price over net identifiable assets of $29,998. The acquisition was financed with cash from the Company's credit line and a $5,000 subordinated seller note.

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

Unaudited pro forma information with respect to the Company as if the 1999 and
1998 acquisitions had occurred on January 1, 1998 is as follows:

                                                  Six Months Ended
                                                      June 30,
                                                 1999         1998

Net sales                                    $ 574,608     $ 528,524
Net income before taxes                          7,454         2,436
Net (loss)                                   $  (1,538)    $  (2,639)

G.  Welcome Home Chapter 11 Filing

On January 21, 1997, Welcome Home filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States code in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court"). In Chapter 11, Welcome Home continued to manage its affairs and operate it business as a debtor-in-possession while it developed a reorganization plan that restructured its operations and allowed it to emerge from Chapter 11.

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

In July 1999, Welcome Home emerged from Chapter 11. The Company owns approximately 90% of the outstanding common stock of Welcome Home. In addition, the Company paid consideration to creditors of approximately $1,100.

For the second quarter and first six months of 1999, Cape Craftsmen ("Cape"),a consolidated subsidiary of the Company, had sales to Welcome Home of $3,302 and $6,036, representing 57.5% and 53.4%, respectively, of Cape's total second quarter and first six month sales. The Company's receivable outstanding related to these sales was $2,603 on June 30, 1999.

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

In connection with the Company's acquisitions of AIM and Cambridge in 1989, the seller of these companies was granted SARs. The seller passed away during the third quarter of 1996 and the seller's estate exercised these rights. The Company accrued $6,260 for its obligation related to these SARs during 1996. In 1997, the Company entered into an agreement to purchase and redeem the Estate's and Decedent's interest in the SAR for $3,111 in cash and a deferred payment, including interest at 9% per annum, of $3,391 which was paid on May 2, 1998.

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

The Company has a contingent purchase price agreement relating to its acquisition of Viewsonics in 1996. The plan is based on Viewsonics achieving certain earnings before interest and taxes during the years ended July 31, 1997 and 1998, respectively. On January 2, 1998, the Company paid $1,388 for the plan year ended July 31, 1997. At June 30, 1999, $1,081 was accrued for the final plan year ended July 31, 1998.

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

The Company had an agreement to make additional purchase price payments and bonus payments to the former owners of TSI if certain earnings projections were met as of October 31, 1998. At December 31, 1998, $5,600 was accrued related to this agreement, which was paid in March 1999.

The Company has an agreement with the previous owners of K&S to make additional purchase price payments if certain earnings levels are met for the plan years ended December 31, 1998 through December 31, 2004. There was no accrual recorded related to this agreement at June 30, 1999.

J.  Preferred Stock

On July 25, 1997 JTP issued and sold twenty-five thousand units, each consisting of (i) $1 aggregate liquidation preference of 13.25% Senior Exchangeable Preferred Stock due August 1, 2009 ("JTP Senior Preferred Stock"), and (ii) one share of JTP Common Stock

Holders of the JTP Senior Preferred Stock are entitled to receive dividends at a rate of 13.25% per annum of the liquidation preference. All dividends are cumulative, whether or not earned or declared, and are payable on February 1, May 1, August 1, and November 1 of each year. On or before August 1, 2002, JTP may, at its option, pay dividends in cash or in additional shares of JTP Senior Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. After August 1, 2002, dividends may be paid only in cash. On May 1, 1999 and February 1, 1999 JTP issued 984.7213 shares and
985.0173 shares, respectively, of Senior Preferred Stock as payment of dividends. On August 1, 1999, the Company issued 1050.8012 shares of Senior Preferred Stock as payment of dividends through that date. On February 1, 1998, May 1, 1998, and August 1, 1998 the Company issued 864.6345, 864.3747, and 922.3787 shares, respectively, of Senior Preferred
Stock, as payment of dividends. The JTP Senior Preferred Stock has no voting rights and is mandatorily redeemable on August 1, 2009.

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

The Company has $0 and $6,257 notional amount of foreign currency forward exchange contracts outstanding at June 30,1999 and 1998, respectively.

L. Subsequent Events

On July 30, 1999, the Company purchased the net assets of Teleflow, Inc. ("Teleflow") for $3,500. Teleflow is a manufacturer of plastic air conditioning registers and flexible air ducts. The purchase price has not been allocated at this time.

M.  Business Segment Information

See Part 1 "Financial Information" - Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 1998 consolidated financial statements with respect to segmentation or the measurement of segment profit.

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                            June 30,             June 30,
                                       1999       1998      1999        1998

Net Sales:
Specialty Printing and Labeling  $   31,737  $   31,710 $  52,549   $  55,446
Jordan Specialty Plastics            20,428      19,016    39,998      32,828
Motors and Gears                     77,903      71,700   154,394     130,267
Telecommunication Products          112,261      82,109   187,960     154,210
Consumer and Industrial Products     65,350      40,981   112,087      80,467
       Total                     $  307,679  $  245,516 $ 546,988  $  453,218

Operating Income:
Specialty Printing and Labeling  $    4,022   $   3,426 $   3,211   $   3,553
Jordan Specialty Plastics               789       2,097     1,463       3,861
Motors and Gears                     13,581      12,038    26,635      21,029
Telecommunication Products           14,581       9,015    21,934      15,122
Consumer and Industrial Products      8,236       5,228    13,557       8,344
       Total (a)                 $   41,209  $   31,804  $ 66,800  $   51,909

Operating Margin  (b):
Specialty Printing and Labeling       12.7%       10.8%      6.1%        6.4%
Jordan Specialty Plastics              3.9        11.0       3.7        11.8
Motors and Gears                      17.4        16.8      17.3        16.1
Telecommunication Products            13.0        11.0      11.7         9.8
Consumer and Industrial Products      12.6        12.8      12.1        10.4
       Consolidated  (a)              13.4        13.0      12.2        11.5


(a) The total does not include corporate overhead of $680 and $158 for the three months ended June 30, 1999 and 1998, respectively, and $2,105 and $1,887 for the six months ended June 30, 1999 and 1998, respectively.

(b)  Operating margin is operating income divided by net sales.
      The following discussion should be read in conjunction with Management's
Discussion and Analysis of Financial Condition and Results of Operations contained in the 1998 10-K and the financial statements and the related notes thereto.

Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the quarters and six months ended June 30, 1999 and 1998. This discussion reviews the foregoing segment data and certain of the consolidated financial data for the Company.

    Specialty Printing and Labeling. As of June 30, 1999, the Specialty Printing and Labeling group consisted of SPAI, Valmark, Pamco, and Seaboard.

Net sales for the second quarter of 1999 were comparable to the same period in 1998. Sales of calendars, school annuals, and ad specialty products at SPAI increased $0.5 million, $0.2 million, and $0.4 million, respectively, sales of screen print and membrane switches at Valmark increased $0.1 million and $0.3 million, respectively, and sales of labels at Pamco increased, $0.4 million. Partially offsetting these increases were decreased sales of folding boxes at Seaboard, $1.9 million. Net sales for the first six months of 1999 decreased $2.9 million, or 5.2%, when compared to the first six months of 1998. This decrease was primarily due to lower sales of calendars at SPAI, $0.3 million, decreased sales of rollstock at Valmark, $0.5 million, and lower sales of folding boxes at Seaboard, $3.4 million. Partially offsetting these decreases were higher sales of school annuals and ad specialty products at SPAI, $0.1 million and $0.2 million, respectively, increased sales of screen print and membrane switches at Valmark, $0.1 million and $0.3 million, respectively, and higher sales of labels at Pamco, $0.6 million. The decreased sales of calendars at SPAI is due to SPAI rescheduling its production runs to more efficiently utilize its labor pool and the decreased sales at Seaboard are due to a general slowdown in the corrugated folding box industry. The increased sales at Pamco are due to Pamco effectively diversifying its customer base.

Operating income for the second quarter of 1999 increased $0.6 million, or 17.4%, when compared to the same period in 1998. Second quarter operating income increased at SPAI, $0.5 million, Valmark, $0.3 million, and Pamco, $0.6 million. Partially offsetting these increases was decreased operating income at Seaboard, $0.6 million, and increased corporate expenses of $0.2 million. Operating income for the first six months of 1999 decreased $0.3 million, or 9.6%, when compared to the first six months of 1998. This decrease was due to lower operating income at Seaboard, $1.1 million, partially offset by higher operating income at SPAI, $0.1 million, Valmark, $0.2 million, and Pamco, $0.5 million. The decreased operating income at Seaboard was due to lower absorption of fixed overhead resulting from decreased sales, as discussed above. The increased operating income at Pamco was due to higher gross margins stemming from higher sales and more efficient costing.
Operating margins for the second quarter of 1999 increased from 10.8% in 1998 to 12.7% in 1999, and remained consistent for the first six months of 1999 when compared with the first six months of 1998. The increased margin in the second quarter is primarily due to SPAI's more efficient scheduling program and the higher sales at Valmark and Pamco.

    Jordan Specialty Plastics. As of June 30, 1999, the Jordan Specialty Plastics group consisted of Beemak, Sate-Lite, Deflecto, and Rolite.

Net sales for the second quarter of 1999 increased $1.4 million, or 7.4%, compared to the same period in 1998. Second quarter net sales increased primari ly due to higher sales of colorants and miscellaneous bike and truck parts at Sate-Lite, $0.6 million. In addition, second quarter net sales increased due to higher sales of office products and hardware at Deflecto, $0.5 million and $0.7 million, respectively, and increased sales of vinyl chairmats at Rolite, $0.1 million. Partially offsetting these increases were decreased sales at Beemak, $0.5 million. Net sales for the first six months of 1999 increased
$7.2 million, or 21.8%, compared to the first half of 1998. Net sales increased primarily due to higher sales of colorants at Sate-Lite, $0.6 million, and the benefit of a full six months of Deflecto and Rolite sales in 1999. Deflecto and Rolite contributed $25.5 million and $2.2 million, respectively, in the first half of 1999 compared to $19.2 million and $1.2 million, respectively, during the same period in 1998. Partially offsetting these increases were lower sales at Beemak, $0.7 million.

Operating income for the second quarter and first half of 1999 decreased $1.3 million, or 62.4%, and $2.4 million, or 62.1%, respectively, compared with the same periods in 1998. These decreases are primarily due to increased operating expenses incurred at Sate-Lite related to the expansion of manufacturing operations into China. The China facility produced sales of $0.3 million during the second quarter and first half of 1999. In addition, operating income decreased due to a year to date decrease in office products sales at Deflecto, which is Deflecto's highest gross margin product line.

Operating margins for the second quarter and first six month of 1999 decreased from 11.0% in 1998 to 3.9% in 1999 and decreased from 11.8% in 1998 to 3.7% in 1999, respectively, due to the reasons mentioned above.

    Motors and Gears. As of June 30, 1999, the Motors and Gears group consisted of Imperial, Gear, Merkle-Korff, Fir, ED&C, Motion Control, and Advanced DC.

Net sales for the second quarter and first half of 1999 increased $6.2 million or 8.7%, and $24.1 million or 18.5%, respectively, over the same periods in 1998. The strong sales growth was primarily driven by the acquisitions of Advanced DC and Euclid in 1998 which resulted in $6.6 million of growth in the second quarter and $20.7 million for the first half of 1999. Subfractional motor sales experienced a slight decrease in the second quarter of 1999 as compared to 1998 due to market softness in the vending machine industry, while 1999 year to date subfractional motor sales increased $1.7 million over 1998 primarily from increased sales in the appliance market. Sales of fractional/integral motors excluding 1998 acquisitions were relatively flat for the second quarter of 1999 and increased $1.1 million for the first half of 1999 as compared to 1998. Sales of electronic motion control systems for the second quarter and first half of 1999, increased $0.9 million and $1.0 million, respectively, over the same periods in 1998. The increase in electronic motion control systems sales was mainly attributed to continued strength in the elevator modernization market.

Operating income for the second quarter and first half of 1999 increased $1.5 million or 12.8% and $5.6 million or 26.7%, respectively, over the same periods in 1998. The increase in operating income was primarily the result of the increased sales described above, improved gross margins due to the 1998 acquisitions, and improved operating margins on subfractional motor sales. Operating margins for the second quarter and first half of 1999 increased from 16.8% in 1998 to 17.4% in 1999 and from 16.1% in 1998 to 17.3% in 1999, respectively. Increased operating income resulting from the increased sales and improved margins described above was partially offset by increased corporate expenses.

    Telecommunication Products. As of June 30, 1999, the Telecommunication Products group consisted of Dura-Line, Connectors, Viewsonics, Bond, Northern, LoDan, EEI, and TSI.

Net sales for the second quarter of 1999 increased $30.2 million, or 36.7%, compared with the second quarter of 1998. Second quarter net sales increased primarily due to the March 31, 1999 acquisition of Integral, greater demand for cable conduit products, and increased demand for data networking products and central office data and fiber cables. Partially offsetting these increases were lower tower sales, decreased radio frequency connector sales, and lower sales in the specialty wire and cable segment due to the divestiture of Diversified Wire and Cable in July 1998. Tower sales decreased due to a temporary delay in the PCS build-out and connector sales decreased due to general industry softness. Net sales for the first half of 1999 increased $33.8 million, or 21.9%, compared to the first six months of 1998. Increased sales due to the acquisition of Integral and strong demand for cable conduit products accounted for $45.3 million of the change, while higher sales due to strong demand for data networking products and central office data and fiber cables accounted for $14.3 million of the increase. Partially offsetting these increases were lower sales of towers and connectors due to the reasons mentioned above, and decreased sales due to the divestiture of Diversified Wire and Cable.

Operating income for the second quarter and first half of 1999 increased $5.6 million, or 61.7%, and $6.8 million, or 45.1%, respectively, compared with the same periods in 1998. The increased operating income is primarily due to the acquisition of Integral, increased sales of cable conduit products, and higher absorption of overhead due to the sales increase in the custom cable assemblies segment. In addition, operating income increased due to a favorable product mix of data networking products and central office data and fiber cables. Partially offsetting these increases was lower operating income due to reduced industry pricing on monopoles, lower sales of towers and connectors, and the sale of Diversified Wire and Cable, as mentioned above.

Operating margins for the second quarter and first six months of 1999 increased from 11.0% in 1998 to 13.0% in 1999, and from 9.8% in 1998 to 11.7%
in 1999, respectively, due to the reasons mentioned above.

    Consumer and Industrial Products. As of June 30, 1999, the Consumer and Industrial Products group consisted of Dacco, Riverside, Parsons, Cape, Cho-Pat, Alma, and Protech.

Net sales for the second quarter of 1999 increased $24.4 million, or 59.5%, compared with the second quarter of 1998. This increase was primarily due to the 1999 acquisitions of Alma and Protech which contributed $23.6 million and $2.2 million, respectively during the second quarter of 1999. In addition, sales increased due to higher sales of rebuilt converters at Dacco, $0.6 million, and higher sales of home accessories at Cape, $0.5 million.
Partially offsetting these increases, were decreased sales of Bibles and Bible accessories at Riverside, $0.7 million, lower sales of titanium aircraft parts at Parsons, $0.4 million, lower sales of framed art at Cape, $0.2 million, and decreased sales of plastic pipe at Dura-Line Retube, $1.2 million, due to the divestiture of the company in March 1999. Net sales for the first six months of 1999 increased $31.6 million, or 39.3%, compared to the first half of 1998. This increase was primarily due to the acquisitions of Alma and Protech mentioned above, which contributed $27.5 million and $2.2 million, respectively, in the first half of 1999. In addition, sales of rebuilt converters at Dacco increased $2.5 million, sales of books, videos, music, and contract distribution products at Riverside increased $0.3 million, $0.2 million, $0.2 million, and $0.5 million, respectively, sales of home accessories at Cape increased $1.1 million, and sales of orthopedic supports at Cho-Pat increased, $0.2 million. Partially offsetting these increases were decreased sales of Bibles and Bible accessories at Riverside, $1.3 million, lower sales of titanium aircraft parts at Parsons, $0.7 million, and lower sales of plastic pipe at Dura-Line Retube, $1.1 million, due to the sale of the company.

Operating income for the second quarter of 1999 increased $3.0 million, or 57.5%, compared with the second quarter of 1998. This increase was primarily due to the acquisition of Alma and Protech which contributed operating income of $3.4 million and $0.3 million, respectively. Partially offsetting these increases, was decreased operating income at Dacco, Parsons, and Cape, $0.3 million, $0.1 million, and $0.3 million, respectively. Operating income for the first half of 1999 increased $5.2 million, or 62.4%, compared with the first six months of 1998. This increase was also due to the acquisitions of Alma and Protech, $4.3 million and $0.3 million, respectively, as well as increased operating income at Dacco, Riverside, and Cape, $0.5 million, $0.1 million, and $0.3 million, respectively. Partially offsetting these increases was lower operating income at Parsons, $0.3 million. The increase in operating income at Dacco was due to higher absorption of overhead resulting from increased sales, and the increase in operating income at Cape was due to the higher sales of Cape's highest gross margin product line, home accessories. The decrease in operating income at Parsons was due to lower absorption of fixed expenses due to the lower sales of aircraft parts.

Operating margins for the second quarter and first six months of 1999 remained relatively consistent and increased from 10.4% in 1998 to 12.1% in 1999, respectively, due to the reasons mentioned above.

   Consolidated Results: (See Condensed Consolidated Statements of
Operations.)

Consolidated net sales for the second quarter and first six months of 1999 increased $62.2 million, or 25.3%, and $93.8 million, or 20.7%, respectively, over the same periods in 1998. The increases are primarily due to the 1999 acquisitions of Integral in Telecommunication Products and Alma and Protech in Consumer and Industrial Products. In addition, sales increased due to the benefit of a full six months of sales from the 1998 acquisitions of Deflecto and Rolite in Jordan Specialty Plastics and Advanced DC and Euclid in Motors and Gears. Sales also increased due to higher sales of ad specialty products, school annuals, screen print, membrane switches, and labels in Specialty Printing and Labeling, increased sales of colorants in Jordan Specialty Plastics, higher sales of subfractional motors and motion control systems in Motors and Gears, increased sales of cable conduit products, data networking products, and central office data and fiber cables in Telecommunication Products, and increased sales of rebuilt converters, books, videos, music, contract distribution products, home accessories, and orthopedic supports in Consumer and Industrial Products. Partially offsetting these increases were decreased sales of calendars, rollstock, and folding boxes in Specialty Printing and Labeling, lower sales of injection molded product in Jordan Specialty Plastics, lower sales of towers and connectors in Telecommunication Products, and decreased sales of Bibles, Bible accessories, and titanium aircraft parts in Consumer and Industrial Products. In addition, sales decreased due to the divestiture of Diversified Wire and Cable in Telecommunication Products and Dura-Line Retube in Consumer and Industrial Products.

Consolidated operating income for the second quarter and first six months of 1999 increased $8.9 million, or 28.1%, and $14.7 million, or 29.3%, respectively, over the same periods in 1998. The increases are primarily due to the 1999 and 1998 acquisitions, as discussed above. In addition, operating income increased due to more efficient costing in Specialty Printing and Labeling, improved margins on subfractional motor sales in Motors and Gears, higher absorption of overhead in Telecommunication Products, and increased sales of high gross margin product in Consumer and Industrial Products. Partially offsetting these increases was decreased operating income due to lower absorption of fixed overhead in Specialty Printing and Labeling, increased expenses incurred for facility expansion and lower sales of high gross margin product in Jordan Specialty Plastics, and reduced pricing on monopoles and lower sales of towers and connectors in Telecommunication Products. In addition, operating income decreased due to the divestitures mentioned above.

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

The Company had approximately $233.7 million of working capital at June 30, 1999 compared to approximately $189.1 million at the end of 1998. The increase in working capital during the first quarter of 1999 was primarily due to higher receivables, inventory, and other current assets of $32.8 million, $29.5 million, and $7.4 million, respectively. The increase in working capital can also be attributed to lower current portion of long-term debt of $0.9 million. These increases in working capital are partially offset by higher accounts payable and accrued expenses of $17.4 million and $4.2 million, respectively.

Operating activities. Net cash provided by operating activities for the six months ended June 30, 1999 was $19.4 million compared to net cash provided by operating activities of $8.1 million during the same period in 1998. The increase in cash was primarily due to increased operating income resulting from the Company's recent acquisitions and changes in working capital compared to the first half of 1998.

Investing activities. Net cash used in investing activities for the six months ended June 30, 1999 was $124.1 million compared to net cash used in investing activities of $131.6 million during the same period in 1998. The decrease is primarily due to less cash paid for acquisition of subsidiaries as well as the decrease in capital expenditures and contingent purchase price payments made in the two periods.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 1999 was $114.7 million compared to net cash provided by financing activities of $94.9 million during the same period in 1998. This increase is primarily due to the net proceeds of $149.8 million from the Jordan Industries, Inc. senior debt issuance. Partially offsetting this increase was the repayment of the Company's revolving credit facility and the payment of financing costs resulting from this debt issuance.

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

The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. The Company has assembled an internal project team that is in the process of assessing all systems that could be significantly affected by the Year 2000 issue. Results of this assessment indicated that some of the Company's significant information technology systems could be affected. The assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) may also be at risk. In addition, based on a review of its product lines, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products. The internal project team is contacting each of the Company's significant customers and suppliers and requesting that they apprise the Company of the status of their Year 2000 compliance programs. The Company has received responses from its significant suppliers and continues to monitor their compliance.

For its information technology exposures, to date the Company has completed a majority of the remediation phase and expects to complete software modification and replacement no later than September 30, 1999. Once software is modified or replaced for a system, the Company begins testing and implementation. The testing and implementation phases for all significant systems are expected to be completed by September 30, 1999. The four phases of the Company's Year 2000 program in relation to operating equipment is on-going and expected to be completed by October 31, 1999.

Cost. The Company will utilize both internal and external resources to modify or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $4.75 million and is being funded through operating cash flows and capital leases. To date, the Company has incurred approximately $3.75 million related to all phases of the Year 2000 project. The majority of these costs have been capitalized as they relate to new software and equipment.

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


                                        JORDAN INDUSTRIES, INC.



August 13, 1999                              By: /s/ Thomas C. Spielberger
                                                     Thomas C. Spielberger
                                                     Senior Vice President,
                                                     Finance and Accounting