Form 10-Q
period 1999-09-30
JORDAN INDUSTRIES INC
filed 1999-11-12
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                            --------------------


                                 FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1999      Commission File Number 33-24317

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

    The number of shares outstanding of Registrant's Common Stock as of November 12, 1999: 98,501.0004.

                           JORDAN INDUSTRIES, INC.

                                   INDEX

Part I.                                                         Page No.

     Financial Information

     Condensed Consolidated Balance Sheets                         3
     at September 30, 1999, (Unaudited) and December 31, 1998

     Condensed Consolidated Statements of Operations
     for the Three Months Ended September 30, 1999 and 1998
     And the Nine Months Ended September 30, 1999 and 1998         4
     (Unaudited)

     Condensed Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 1999 and 1998         5
     (Unaudited)

     Notes to Condensed Consolidated Financial Statements          6
     (Unaudited)

     Management's Discussion and Analysis of                      15
     Financial Condition and Results of Operations


Part II.

     Other Information                                            24

     Signatures                                                   25

                           JORDAN INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                              September 30,   December 31,
                                                  1999            1998
                                               (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                    $ 22,345          $ 23,008
  Accounts receivable, net                      217,810           160,586
  Inventories                                   175,787           139,720
  Prepaid expenses and other current assets      26,009            17,724
     Total Current Assets                       441,951           341,038

Property, plant and equipment, net              152,350           139,578
Investments in affiliates                         9,008             9,008
Goodwill, net                                   578,997           491,510
Other assets                                     89,501            62,754
     Total Assets                            $1,271,807        $1,043,888

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
  Notes payable                                $ 3,140           $    737
  Accounts payable                              84,354             70,798
  Accrued liabilities                           75,933             68,722
  Advance deposits                               5,700              5,580
  Current portion of long-term debt              6,243              6,136
     Total Current Liabilities                 175,370            151,973

Long-term debt                               1,271,543          1,059,419
Other non-current liabilities                   12,513             12,762
Deferred income taxes                            1,444              1,444
Minority interest                                2,867                785
Preferred stock                                 28,839             25,649
Net Capital Deficiency:
  Common stock $.01 par value: 100,000 shares        1                  1
  authorized and 98,501.0004 shares outstanding
  Additional paid-in capital                     2,116              2,116
  Accumulated other comprehensive (loss) income (3,960)             2,038
  Accumulated deficit                         (218,926)          (212,299)
     Total Net Capital Deficiency             (220,769)          (208,144)
     Total Liabilities and Net Capital
      Deficiency                            $1,271,807        $ 1,043,888


See accompanying notes to condensed consolidated financial statements.

                     JORDAN INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                       September 30,       September 30,
                                      1999      1998       1999     1998

Net sales                          $311,544  $248,567   $858,532  $701,785
Cost of sales, excluding
 depreciation                       202,671   158,251    553,463   446,407
Selling, general and administra-
 tive expenses, excluding deprecia-
 tion                                56,921    49,443    158,928   138,758
Depreciation                          7,992     6,370     22,919    17,596
Amortization of goodwill and other
  intangibles                         6,316     5,379     18,126    15,810

Management fees and other              2,001    1,446      4,758     5,514

Operating income                      35,643   27,678    100,338    77,700

Other (income) expenses:
  Interest expense                    34,390   27,869     94,933    81,428
  Interest income                       (297)    (323)      (897)   (1,755)
  Other                                  (13)     397        236     5,445
     Total other expenses, net        34,080   27,943     94,272    85,118
Income (loss) before income taxes,
 minority interest,
 and extraordinary items               1,563     (265)      6,066   (7,418)
Provision for income taxes             2,956     1,933      7,127    3,494
Loss before minority
  interest, and extraordinary items   (1,393)   (2,198)    (1,061) (10,912)
Minority interest                        962       491      2,318      710
Loss before extraordinary
   items                              (2,355)    (2,689)   (3,379) (11,622)
Extraordinary items                      -          179       -        179
Net loss                             $(2,355)  $( 2,868)  $(3,379)$(11,801)



See accompanying notes to condensed consolidated financial statements.

                              PAGE 5
                     JORDAN INDUSTRIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                (ALL DOLLAR AMOUNTS IN THOUSANDS)
                                                          NINE MONTHS ENDED
                                                             September 30,
                                                          1999        1998
Cash flows from operating activities:
 Net loss                                              $ (3,379)   $(11,801)
   Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
     Depreciation and amortization                       41,045      33,406
     Amortization of deferred financing fees              3,940       3,421
     Minority interest                                    2,083         710
     Non-cash interest                                   22,135      19,661
     Loss on sale of subsidiary                              65       5,368
     Extraordinary item                                     -           179
     Changes in operating assets and
      liabilities net of effects from
      acquisitions:
        Increase in current assets                       (53,764)   (46,364)
        Increase in current liabilities                    6,388     18,108
        Increase in non-current assets                   (16,276)    (9,314)
        Decrease in non-current liabilities               (2,337)    (2,970)
        Net cash (used in) provided
        by operating activities                             (100)    10,404
Cash flows from investing activities:
   Net proceeds from sale of a subsidiary                    -       13,500
   Capital expenditures, net                             (12,476)   (17,181)
   Acquisition of subsidiaries                          (145,476)  (118,071)
   Additional purchase price payments and
    SAR payments                                          (9,135)   (10,390)
   Net cash acquired in purchase of subsidiaries           1,975      2,240
   Other                                                    (357)        10
        Net cash used in investing activities           (165,469)  (129,892)
   Cash flows from financing activities:
     Proceeds from revolving credit facilities, net       35,000     99,500
     Repayment of long-term debt                          (4,991)    (8,246)
     Repayment of senior notes                               -       (3,400)
     Repayment of subordinated seller note                (1,500)       -
     Proceeds from debt issuance - Jordan
      Industries, Inc.                                   149,761        -
     Payment of financing costs                          (12,858)       -
     Payment of premium and consulting fee                  -          (179)
     Other borrowing                                       2,240      1,687
     Net cash provided by financing activities           167,652     89,362
  Foreign currency translation                            (2,746)      (608)
  Net (decrease) increase in cash equivalents from
  beginning of period                                       (663)   (30,734)
 Cash and cash equivalents at beginning of period         23,008     52,500
 Cash and cash equivalents at end of period             $ 22,345   $ 21,766

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

B.  Inventories

Inventories are summarized as follows:
                                              September 30, December 31,
                                                  1999         1998
     Raw materials                              $ 79,888      $ 59,350
     Work-in-process                              22,792        17,098
     Finished goods                               73,107        63,272
                                                $175,787      $139,720


C.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30,1999 and December 31, 1998, are as follows:

                                            September 30,  December 31,
                                               1999           1998
Deferred tax liabilities

Intangibles                               $ 5,122           $ 6,966
Tax over book depreciation                  6,972             8,016
Basis in subsidiary                           798               798
Intercompany tax gain                      14,435            14,435
Other                                         511               600
Total deferred tax liabilities           $ 27,838          $ 30,815

                          JORDAN INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


Deferred tax assets                           September 30,    September 30,
                                                 1999              1998
NOL carryforwards                                $ 33,011         $ 50,806
Accrued interest on discount debentures          13,510           13,510
Stock Appreciation Rights Agreements              2,072            2,264
Pension obligation                                  541              601
Vacation accrual                                  1,212            1,109
Uniform capitalization of inventory               1,988            2,147
Investment in partnership                           282              282
Allowance for doubtful accounts                   1,361            1,257
Foreign NOL's                                     2,977            3,230
Deferred financing fees                             690              742
Intangibles                                       1,911            1,573
Tax asset basis over book basis at
  subsidiary                                     14,435           14,435
Other                                             1,612            2,755
Total deferred tax assets                        75,602           94,711
Valuation allowance for deferred
 tax assets                                     (49,208)         (65,340)
Net deferred tax assets                          26,394           29,371
Net deferred tax liabilities                    $ 1,444         $  1,444

D.  Comprehensive Income

Total comprehensive loss for the quarters ended September 30, 1999 and 1998, and the nine months ended September 30, 1999 and 1998 is as follows:

                                   Three Months Ended    Nine Months Ended
                                     September 30,         September 30,
                                    1999       1998       1999       1998
Net loss                          $ (2,355) $ (2,868)   $ (3,379) $(11,801)
Foreign currency translation         1,180     1,314      (5,998)     (673)
Comprehensive loss                $ (1,175) $ (1,554)   $ (9,377) $(12,474)

E.  Sale of Subsidiaries

On March 19, 1999 the Company sold its assets in the Consolidated Plumbing Industries ("CPI") division of Dura-Line for $3,389. There was no material gain or loss associated with the sale. CPI's product is used to replace copper water pipe in homes.

On July 9, 1998, Jordan Telecommunication Products, Inc. ("JTP") sold its stock of Diversified Wire and Cable for $15,000. Including expenses related to the sale, the Company recorded a loss of $6,171. The proceeds from the sale were used to pay $1,500 in subordinated seller notes to the original owners of Diversified and $13,500 to pay down JTP's revolving credit facility.

                          JORDAN INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)

F.  Acquisition and Formation of Subsidiaries

On August 24, 1999, the Company purchased 80% of the stock of GDI Services, Inc. ("GDI") for total consideration of $20,000. GDI is an information technology company that provides consulting services in the areas of business-to-business e-commerce and large mission critical client-server software application development. The acquisition was financed with borrowings on the Company's revolving credit facility and a $5,000 subordinated seller note. The purchase price has been preliminarily allocated to working capital of $700, property, plant and equipment of $250 and other non-current assets of $6, and resulted in an excess purchase price over identifiable assets of $19,044.

On July 30, 1999, the Company purchased Tele-Flow, Inc. ("Tele-Flow") for $3,400. Tele-Flow is a manufacturer of polystyrene plastic injection molded heating, ventilation and air conditioning ("HVAC") registers and air diffusers and flexible air ducts. The purchase price was allocated to working capital of $232, property, plant and equipment of $1,811 and noncurrent liabilities of ($185), resulting in an excess purchase price over identifiable assets of $1,542.

On July 1, 1999, the Company acquired Supreme Die Cutting, Inc. ("Supreme"). Supreme is a manufacturer of folding cartons and specialty paperboard products. The purchase price of $514 including costs directly related to the transaction, was allocated to inventory of $50 and property, plant and equipment of $450 and resulted in an excess purchase price over identifiable assets of $14.

On April 2, 1999, the Company purchased the net assets of Protech Systems, Inc. ("Protech") for $12,500. Protech is an information technology consulting company that provides software application development and customization. The purchase price has been preliminarily allocated to working capital of $2,095, property and equipment of $213, and non-current liabilities of $(641), resulting in an excess purchase price over identifiable assets of $10,833. The acquisition was financed with cash from the Company's credit line and $500 subordinated seller note.

On March 31, 1999, JTP, through a newly created subsidiary Integral Holdings, Inc. ("Integral Holdings"), a subsidiary of Dura-Line Corporation, purchased the assets of Integral Corporation ("Integral"). Integral is a manufacturer of high- density polyethylene conduit for the installation and protection of cables used in the electrical, telecommunications, and cable TV industries. Integral has locations in Dallas, Texas; England; and Malaysia. The purchase price of $20,296 which includes estimated related transaction costs, has been preliminarily allocated to working capital of $7,992, property, plant, and equipment of $8,174, non-current assets of $5,073 ($4,100 in non-compete agreements) and non-current liabilities of ($943). The acquisition was financed with four-month promissory notes for $10,653, which have already been paid, and borrowings from JTP's revolving credit line.

                                 PAGE 9
                          JORDAN INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

On March 22, 1999, the Company purchased Alma Products ("Alma") for $86,166 including costs directly related to the transaction. Alma is comprised of three primary product lines: (i) high quality remanufactured torque converters used to supply warranty replacements for automotive transmissions originally sold to Ford, Chrysler, John Deere and Caterpillar,
(ii) new and remanufactured air conditioning compressors for original equipment manufacturers including Ford, Chrysler and General Motors, and
(iii) new and remanufactured clutch and
disc assemblies used in standard transmissions sold primarily to Ford. The purchase price of $86,166 is made up of cash of $84,077 and the assumption of a $2,089 long-term liability for retiree healthcare benefits. The purchase price was allocated to working capital of $18,722, property, plant and equipment of $7,885, retiree healthcare benefit obligations of ($2,089), and resulted in an excess purchase price over net identifiable assets of $61,648.

The acquisition of Alma was financed with a $155,000 "tack-on" bond offering at 10 % coupon. The bonds were sold at 96.62% of par and mature on August 1, 2007. The net cash to the Company was $149,761. The Company used the proceeds from the offering to purchase Alma and to repay outstanding borrowings on its revolving credit facility.

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

On January 20, 1998, JTP through a newly created subsidiary K&S Sheet Metal Holdings ("K&S Holdings"), a subsidiary of 80% owned Bond Technologies, purchased the stock of K&S Sheet Metal ("K&S"). K&S is a manufacturer of precision metal enclosers for electronic original equipment manufacturers. The purchase price of $15,930, including costs incurred directly related to the transaction, has been allocated to working capital of $2,666, property, plant and equipment of $1,002, non-compete agreements of $1,545 and other assets of $91 resulting in an excess purchase price over net identifiable assets of $10,626. The acquisition was financed with $14,430 of borrowings from JTP's revolving credit line and $1,500 of subordinated seller notes.

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

On May 15, 1998, Motors and Gears Industries, Inc. ("Motors and Gears") acquired all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliated corporations (collectively "ADC") for $58,901. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $9,345, property and equipment of $4,088, covenants not-to-compete of
$662, and other long-term assets and liabilities of ($51), and resulted in an excess purchase price over net identifiable assets of $44,857. ADC designs and manufactures special purpose, custom designed motors for use in electric lift trucks, power sweepers, electric utility vehicles, golf carts, electric boats, and other niche products. ADC also designs and manufactures its own production equipment as well as electric motor components known as commutators.

On July 14, 1998, JTP, through its 70% owned subsidiary, TSI, purchased the net assets of Opto-Tech Industries, Inc. ("Opto-Tech"). Opto-Tech assembles and sells radio frequency interference products, attenuators and message waiting indicators to Regional Bell Operating Companies, independent phone operators and distributors of telecommunications products. The purchase price of $6,632, including costs incurred directly related to the transaction, has been allocated to working capital of $261, property, plant and equipment of
42, and non-current assets of $100, resulting in an excess purchase price over net identifiable assets of $6,229. The acquisition was financed with $5,382 of borrowings from JTP's revolving credit line and $1,250 of subordinated seller notes.

On December 31, 1998, Motors and Gears, through its wholly-owned subsidiary Imperial, acquired all of the outstanding stock of Euclid Universal Corporation ("Euclid") for $2,100. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $772, property and equipment of $953, and other non-current assets and liabilities of ($498), resulting in an excess purchase price over net identifiable assets of $873. Euclid designs and manufactures speed reducers, custom gearing, right angle gearboxes and transaxles for use in a wide array of industries including material

                             PAGE 11
                          JORDAN INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

handling, healthcare, and floor care. Euclid has strong technical expertise in the areas of worm, spur and helical gearing.

Acquisitions of the Company have been financed primarily through the use of the revolving lines of credit and the issuance of Senior Debt. These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the operating results of each of these acquisitions have been included in the consolidated operating results of the Company since the date of their acquisition.

Unaudited pro forma information with respect to the Company as if the 1999 and 1998 acquisitions had occurred on January 1, 1998 is as follows:

                                          Nine Months Ended
                                            September 30,
                                            1999     1998
Net sales                                 $892,417 $825,978
Net income before taxes                     13,328   10,123
Net (loss)                                $ (7,486)$ (1,148)

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

As a result of Welcome Home's Chapter 11 filing, the Company no longer had the ability to control the operations and financial affairs of Welcome Home. Accordingly, the Company no longer consolidated Welcome Home in its financial statements from January 21, 1997, the date of the filing. In July 1999, Welcome Home emerged from bankruptcy with the Company owning approximately 85% of the outstanding common stock of Welcome Home. Although the Company owns the majority of Welcome Home's common stock, Welcome Home's operating results since its emergence from bankruptcy have been excluded from the Company's consolidated financial statements.

For the third quarter and first nine months of 1999, Cape Craftsmen ("Cape"), a consolidated subsidiary of the Company, had sales to Welcome Home of $5,798 and $11,834, representing 66.7% and 59.8%, respectively, of Cape's total third quarter and first nine month sales. The Company's receivable outstanding related to these sales was $4,794 on September 30, 1999.

                              PAGE 12
                          JORDAN INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

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

In April 1997, Dura-Line entered into an agreement to purchase the former owners' interest in a SAR for $15,417, consisting of $9,438 in cash and deferred payments payable in annual installments with remaining payments due as follows:

                   March 31, 2000          $1,189
                   March 31, 2001           1,284
                   March 31, 2002           1,386
                                           $3,859

As such, at September 30, 1999, the Company has recorded $1,189 in accrued expenses and other current liabilities and $2,670 in other non-current liabilities. Dura-Line also purchased the former owners' 7% cumulative preferred stock on March 9, 1998 at a price of $1,875.

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

                          JORDAN INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

The Company had a contingent purchase price agreement relating to its acquisition of Viewsonics in 1996. The plan is based on Viewsonics achieving certain earnings before interest and taxes during the years ended July 31, 1997 and 1998, respectively. On January 2, 1998, the Company paid $1,388 for the plan year ended July 31, 1997. On September 30, 1999, the Company had accrued $1,325 for the final plan year ended July 31, 1998. On October 1, 1999, the Company made the final payment of $1,325.

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

The Company has an agreement with the previous owners of K&S to make additional purchase price payments if certain earnings levels are met for the plan years ended December 31, 1998 through December 31, 2004. There was no accrual recorded related to this agreement at December 31, 1998 or September 30, 1999.

The Company had agreements with the previous owners of TSI to make additional purchase price payments and bonus payments if certain earnings levels were met during the year ended October 31, 1998. At December 31, 1998, approximately $5,600 was accrued related to these agreements. These payments were made in full in March 1999.

J.  Preferred Stock

In May 1997, Motors and Gears Holdings, Inc., a majority owned subsidiary of the Company, issued $1,500 of senior, non-voting 8.0% cumulative preferred stock to its minority shareholders.

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

                          JORDAN INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

On February 1, 1999, the Company issued 985.0173 shares of Senior Preferred Stock as payment of dividends through that date. On May 1, 1999, the Company issued 984.7213 shares of Senior Preferred Stock as payment of dividends through that date. On August 1, 1999, the Company issued 1050.8012 shares of Senior Preferred Stock as payment of dividends through that date. On November 1, 1999, the Company issued 1,085.8951 shares of Senior Preferred Stock as payment of dividends through that date.

As of September 30, 1999, there were 32,514.495 shares of JTP Senior Preferred Stock outstanding with a liquidation value of $33,185.

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

The Company has $0 and $2,255 notional amount of foreign currency forward exchange contracts outstanding at September 30, 1999 and 1998, respectively.

L.  Business Segment Information

See Part 1 "Financial Information" - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 1998 consolidated financial statements with respect to segmentation or the measurement of segment profit or loss.


M.  Subsequent Events

On November 9, 1999, the Company sold all of the net assets of Parsons Precision Products ("Parsons") for $22,000. Parsons is a manufacturer of titanium hot- formed products for the aerospace industry. The gain on the sale of Parsons will be recognized in the fourth quarter of 1999.

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

Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the quarters and nine months ended September 30, 1999 and 1998. This discussion reviews the following segment data and certain of the consolidated financial data for the Company.

                                  THREE MONTHS ENDED  NINE MONTHS ENDED
                                     September 30        September 30,
                                      1999      1998     1999       1998
Net Sales:
Specialty Printing and Labeling    $ 28,184 $ 29,461  $ 80,733  $ 84,907
Jordan Specialty Plastics            24,142   20,066    64,140    52,894
Motors and Gears                     78,579   78,038   232,973   208,304
Telecommunications Products         115,940   78,231   303,900   232,441
Consumer and Industrial Products     64,699   42,771   176,786   123,239
     Total                         $311,544 $248,567 $ 858,532 $ 701,785

Operating Income:
Specialty Printing and Labeling    $    969 $  1,362  $  4,180 $   4,915
Jordan Specialty Plastics             1,339    1,532     2,802     5,393
Motors and Gears                     13,086   12,814    39,721    33,843
Telecommunications Products          14,200    8,600    36,134    23,722
Consumer and Industrial Products      7,067    4,071    20,624    12,415
     Total(a)                      $ 36,661 $ 28,379 $ 103,461 $  80,288

Operating Margins (b):
Specialty Printing and Labeling       3.4%     4.6%     5.2%       5.8%
Jordan Specialty Plastics             5.5      7.6      4.4       10.2
Motors and Gears                     16.7     16.4     17.0       16.2
Telecommunications Products          12.2     11.0     11.9       10.2
Consumer and Industrial Products(c)  10.9      9.5     11.7       10.1
     Consolidated (a)                11.8     11.4     12.1       11.4




(a) The total does not include corporate overhead of $1,018 and $701 for the three months ended September 30, 1999 and 1998, respectively, and $3,123 and $2,588 for the nine months ended September 30, 1999 and 1998, respectively.

(b)   Operating margin is operating income divided by net sales.

                                    PAGE 16
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)




     Specialty Printing and Labeling. As of September 30, 1999, the Specialty Printing and Labeling group consisted of SPAI, Valmark, Pamco, and Seaboard.

Net sales for the third quarter of 1999 decreased $1.3 million or 4.3% compared to the third quarter of 1998. Sales of calendars and ad specialty products at SPAI decreased by $1.0 million and $0.5 million, respectively and sales of folding boxes at Seaboard decreased by $0.5 million. Partially offsetting these decreases were increased sales of labels at Pamco, $0.1 million and increased sales of screen print products at Valmark, $ 0.6 million. Net sales for the nine months ended September 30, 1999 decreased $4.2 million, or 4.9%, compared to the first nine months of 1998. Sales of folding boxes at Seaboard decreased $3.9 million, sales of calendars and ad specialty products at SPAI decreased by $1.3 million and $0.3 million, respectively, and sales of rollstock at Valmark decreased $0.4 million. Partially offsetting these decreases were increased sales of labels at Pamco, $0.7 million and increased sales of screen print and membrane switches at Valmark, $0.7 million and $0.3 million, respectively. The decrease in sales at Seaboard is due to a general slowdown in the corrugated folding box industry and the decrease in calendar sales at SPAI is partially due to rescheduling of production runs to more efficiently utilize its labor pool. Increased sales at Pamco are due to Pamco effectively diversifying its customer base and increased sales at Valmark are the result of strategic inventory programs instituted for certain Valmark customers.

Operating income for the third quarter and first nine months of 1999 decreased $0.4 million and $0.7 million, respectively. Operating margins also decreased for the periods noted above to 3.4% from 4.6% for the third quarter and to 5.2% from 5.8% for the nine month period. Both the drop in operating income and operating margin are the result of lower sales as discussed above and lower absorption of fixed overhead costs at the lower sales level.

                                    PAGE 17
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

   Jordan Specialty Plastics. As of September 30, 1999, the Jordan Specialty Plastics group consisted of Beemak, Sate-Lite, Deflecto, Rolite and Tele-flow. Rolite and Teleflow are reported in the consolidated results of Deflecto.

Net sales for the third quarter of 1999 increased $4.1 million or 20.3% compared to the third quarter of 1998. Net sales at Sate Lite increased $1.0 million due to increased sales of triangles, colorants and custom molding. Sales at Deflecto increased $3.3 million, which was partially due to their acquisition of
Tele-Flow in the third quarter. Tele-flow added $1.4 million in net sales from its acquisition date to the end of the quarter. The remaining sales increase at Deflecto is attributable to higher hardware sales. Partially offsetting these increased sales were lower sales of molded products at Beemak, $0.2 million.
Net sales for the nine months ended September 1999 increased $11.2 million or 21.3% compared to the first nine months of 1998. Increases at Deflecto accounted for $10.6 million of the total increase for the nine month period, and of that increase, $9.3 million is due to the benefit of a full nine months of operations of Deflecto and Rolite (acquired in February 1998) and two months of operations of Tele-Flow (acquired in July 1999). The remaining increase is due to higher sales of hardware products. Net sales at Sate
Lite increased $1.6 million due to higher sales of colorants and custom molded products. Partially offsetting these increases were decreased sales of molded and fabricated products at Beemak, $0.7 million and $0.3 million, respectively.

Operating income decreased $0.2 million in the third quarter of 1999 as compared to the same period in 1998 and decreased $2.6 million in the first nine months of 1999 compared to the first nine months of 1998. These decreases are due to increased operating expenses incurred at Sate-Lite related to the expansion of manufacturing operations into China and a decrease in office products sales at Deflecto, which is Deflecto's highest margin product line.

Operating margins decreased to 5.6% from 7.6% for the third quarter and decreased to 4.4% from 10.2% for the nine month period when compared to the prior year, due to the reasons mentioned above.

Motors and Gears. As of September 30, 1999, the Motors and Gears group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control and Advanced DC.

Net sales for the third quarter of 1999 increased approximately 1%
over last year to $78.6 million. Net sales for the first nine months of 1999 grew to $233.0 million, an increase of 12% or $24.7 million over 1998. The strong sales growth for the first nine months was primarily driven by two acquisitions in 1998, (Advanced DC and Euclid, a subsidiary of Imperial) which accounted for $22.5 million of the growth. Subfractional motor sales decreased 14% or $3.8 million in the third quarter as compared to 1998, primarily due to weakness in the vending markets. Significant difficulties in international markets of a major beverage company are the primary reason for this decline.

                                       PAGE 18
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)
Subfractional motor sales for the first nine months decreased 3% or $2.2 million, once again, driven by the weakness in the vending market described above. Sales of fractional/integral products, including 1998 acquisitions, increased 3% or $0.9 million in the third quarter and 27% or $22.4 million for the first nine months compared with last year. The growth for fractional/integral products in the third quarter was driven by strong performance in material handling, elevator, and floor care markets offset partially by a weak European market and an unfavorable Euro exchange rate. Fractional/integral product sales growth for the first nine months was driven primarily by the 1998 acquisitions and to a lesser extent, the strong performance in the material handling, elevator, and floor care markets. Sales of electronic motion control systems increased $3.5 million and $4.5 million in the third quarter and first nine months of 1999, respectively, over the same periods for 1998. These increases in the electronic motion control systems sales were mainly attributed to continued strength in the elevator modernization market.

Operating income for the third quarter of 1999 increased slightly to $13.1 million, and for the first nine months increased 17% to $39.7 million, over the same periods for 1998. The increase in operating income was primarily the result of the increased sales described above, coupled with improved operating margins on subfractional and fractional/integral motor sales.

Operating margins increased from 16.4% to 16.7% for the three months ended September 30, 1998 and 1999, respectively, and from 16.2% to 17.0% for the nine months ended September 30, 1998 and 1999, respectively.

Telecommunication Products. As of September 30, 1999, the Telecommunication Products group consisted of Dura-Line, Connectors, Viewsonics, Bond, Northern, LoDan, EEI, and TSI.

Net sales for the third quarter and nine months ended September 30, 1999 increased $37.7 million, or 48.2%, and $71.5 million, or 30.7%, respectively, over the same periods in 1998. The increased is primarily due to strong demand for Innerduct at Dura-Line, the acquisition of Integral on March 31, 1999, increased demand for datanetworking cables at LoDan, and higher demand for central office data cables at TSI. TSI has also realized higher sales due to the introduction of its new fiber optic cable assemblies product. Diversified Wire and Cable, which was sold in July 1998, accounted for $16.1 million of net sales in the nine months ended September 30, 1998.

Operating income for the third quarter and nine months ended September 30, 1999 increased $5.6 million, or 65.1%, and $12.4 million, or 52.3%, respectively, over the same periods in 1998. The increase is primarily due to the higher sales at Dura-Line, LoDan, and TSI, as mentioned above, as well as the completion of the reorganization of the Electronic Connectors and Components business unit during the third quarter of 1999. Operating income margins have increased from 10.2% for the nine months ended September 30, 1998 to 11.9% for the nine months ended September 30, 1999, due to higher sales and

                                   PAGE 19
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

greater absorption of fixed overhead. Partially offsetting these improvements were increased start-up costs at both Dura-Line and Engineered Endeavors, who have invested operating expenses in the start-up of their operations in Brazil during the nine months ended September 30, 1999.

Consumer and Industrial Products. As of September 30, 1999, the Consumer and Industrial Products group consisted of Dacco, Riverside, Parsons, Cape, Cho-Pat, Alma, Protech, and GDI.

Net sales increased $21.9 million or 51.3% in the third quarter of 1999 as compared to the third quarter of 1998. The largest portion of this increase is attributable to the acquisition of Alma Products, which added $18.8 million of net sales in the 1999 period. Other increases in net sales are the result of the acquisitions of Protech and GDI, which added $2.0 million and $1.0 million respectively to 1999 third quarter sales. Sales of torque converters at Dacco increased $0.7 million, sales of titanium hot formed products at Parsons increased $0.3 million and sales of home accessories at Cape increased $1.9
million compared to the same period in the prior year.   Partially offsetting
these increases were decreased sales of Bibles and Bible accessories at Riverside, $1.4 million, and lower sales of plastic pipe at Dura-Line Retube, $1.4 million, due to the sale of the company. Net sales for the first nine months of 1999 increased $53.5 million or 43.5% over the first nine months of 1998. Of that increase, $46.3 million, $4.3 million and $1.0 million are attributable to the 1999 acquisitions of Alma, Protech and GDI, respectively. Other sales increases included higher sales of torque converters at Dacco, $3.2 million and increased sales of home accessories at Cape, $3.0 million. Partially offsetting these increases were decreased sales of Bibles and Bible accessories at Riverside, $1.5 million, lower sales of titanium hot formed products at Parsons,$0.3 million and lower sales of water pipe at Dura-Line Retube, $2.5 million, due to the sale of the company.

Operating income increased $3.0 million or 73.6% for the third quarter of 1999 versus the same period in 1998, and $8.2 million or 66.1% for the nine month periods. This increase was primarily due to the acquisition of Alma, Protech and GDI, which added $2.9 million and $7.5 million in operating income to the third quarter and nine month periods in the current year.

Operating margins for the third quarter increased to 10.9% from 9.5% in 1998 and to 11.7% from 10.1% for the nine month period. Margins were positively affected by the acquisitions of Alma and Protech who each have operating margins higher than the group average, higher sales at Dacco which resulted in higher absorption of overhead and increased sales of Cape's highest margin product, home accessories.

                                   PAGE 20
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

Consolidated Results: (See Condensed Consolidated Statements of Operations.)

Consolidated net sales for the third quarter and the first nine months of 1999 increased $63.0 million, or 25.3%, and $156.7 million or 22.3% respectively,
compared to the same periods in 1998.   The increases are primarily due to the
1999 acquisitions of Integral in Telecommunication Products, Alma, Protech and Garg in Consumer and Industrial Products and Tele-Flow in Jordan Specialty Plastics. In addition, sales increased due to the benefit of a full nine months of sales from the 1998 acquisitions of Deflecto and Rolite in Jordan Specialty Plastics and Advanced DC and Euclid in Motors and Gears. Sales also increased due to strong demand for Innerduct, data networking cables, and central office cables in Telecommunications Products, torque converters and home accessories in Consumer and Industrial Products, hardware products and custom molding in Jordan Specialty Plastics and electronic motion control systems in Motors and Gears. Partially offsetting these increases were lower sales of corrugated folding boxes, calendars and ad specialties in Specialty Printing and Labeling, decreased sales of Bibles and Bible accessories in Consumer and Industrial Products and lower sales of subfractional motors in Motors and Gears. In addition, sales decreased due to the divestiture of Diversified Wire and Cable in Telecommunications Products and Dura-Line Retube in Consumer and Industrial Products.

Consolidated operating income for the third quarter and first nine months increased $8.0 million or 28.8% and $22.6 million or 29.1% respectively, compared to the same periods in 1998. The increases are primarily due to the 1999 and 1998 acquisitions as discussed above. In addition, operating income increased due to higher absorption of fixed overhead in Telecommunication Products, increased sales of high gross margin product in Consumer and Industrial Products and improved operating margins on subfractional and fractional/integral motor sales at Motors and Gears. Partially offsetting these increases were decreased operating income due to increased expenses incurred for facility expansion and lower sales of high margin product in Jordan Specialty Plastics, and increased start-up costs for Brazilian operations in
Telecommunication Products.    In addition, operating income decreased due to
the divestitures mentioned above.

The effective tax rate in 1999 is higher than 1998 due to the increase in taxes at the foreign subsidiaries.

                                        PAGE 21
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

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

The Company had approximately $266.6 million of working capital at September 30, 1999 compared to approximately $189.1 million at the end of 1998. The increase in working capital during the first three quarters of 1999 was primarily due to higher receivables, inventory, and other current assets of $57.2 million,$36.1 million, and $8.3 million, respectively. These increases in working capital are partially offset by higher notes payable, accounts payable and accrued expenses of $2.4 million, $13.6 million and $7.2 million, respectively.


Operating activities. Net cash used in operating activities for the nine months ended September 30, 1999 was $0.2 million compared to net cash provided by operating activities of $10.4 million during the same period in 1998. The decrease in cash is primarily due to increases in current and non-current assets as compared to the same period in the prior year.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 1999 was $165.4 million compared to net cash used in investing activities of $129.9 million during the same period in 1998. The increase was primarily due to increased spending on acquisitions and the lack of proceeds from a sale of subsidiary in the current year.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 1999 was $167.7 million compared to net cash provided by financing activities of $89.4 million during the same period in 1998. This increase is primarily due to the net proceeds of $149.8 million from the Jordan Industries, Inc. senior debt issuance. Partially offsetting this increase was the payment of financing costs resulting from this debt issuance and lower net borrowings on the Company's revolving credit facilities.

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

     Year 2000 Disclosure
Introduction. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software of embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. The Company has assembled an internal project team that assessed all systems that could be significantly affected by the Year 2000 issue. Results of this assessment indicated that some of the Company's significant information technology systems could be affected. The assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) may also be at risk. In addition, based on a review of its product lines, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 issue presents a material exposure as it relates to the Company's products. The internal project team has contacted each of the Company's significant customers and suppliers and received the status of their Year 2000 compliance programs. The Company has received responses from its significant suppliers and continues to monitor their compliance. Non-compliant vendors have been replaced.

For its information technology exposures, to date the Company has completed a majority of the remediation phase and expects to complete software modification and replacement no later than November 30, 1999. Once software is modified or replaced for a system, the Company begins testing and implementation. The testing and implementation phases for all significant systems are expected to be completed by November 30, 1999. The four phases of the Company's Year 2000 program in relation to operating equipment is on going and expected to be completed by November 30, 1999.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (UNAUDITED)
                         (ALL DOLLAR AMOUNTS IN THOUSANDS)

Cost. The Company has utilized both internal and external resources to modify or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $4.75 million and is being funded through operating cash flows and capital leases. To date, the Company has incurred approximately $4.70 million related to all phases of the Year 2000 project. The majority of these costs have been capitalized as they relate to new software and equipment.

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



Item 1.                 Legal Proceedings
                        None

Item 2.                 Changes in Securities
                        None

Item 3.                 Defaults upon Senior Securities
                        None

Item 4.                 Submission of Matters to a Vote of Security
                        Holders
                        None

Item 5.                 Other Information
                        None

Item 6.                 Exhibits and Reports on Form 8-K
                        Form 8K/A filed on May2, 1999 for the purchase of Alma Products.

                        27.  EDGAR Financial Data Schedule

                               SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             JORDAN INDUSTRIES, INC.





November 12, 1999             By:   /s/ Thomas C. Spielberger
                                 Thomas C. Spielberger
                                 Senior Vice President,
                                 Finance and Accounting