Form 10-K
period 1999-12-31
JORDAN INDUSTRIES INC
filed 2000-03-23
CIK 839484

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 1999 Commission File Number 33-24317

JORDAN INDUSTRIES, INC.

(Exact name of registrant as specified in charter)

Illinois 36-3598114

(state or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

Arbor Lake Center, Suite 550 60015

1751 Lake Cook Road (Zip Code)

Deerfield, Illinois

(Address of Principal Executive Offices)

Registrant's telephone number, including Area Code:

(847) 945-5591

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange

Title of Each Class on Which Registered

None N/A

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicated by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports)and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes X No

The aggregate market value of voting stock held by non-affiliates of the registrant is not determinable as such shares were privately placed and there is no public market for such shares.

The number of shares outstanding of Registrant's Common Stock as of March 23, 2000: 98,501.0004.

Item 1. BUSINESS

Jordan Industries, Inc. ("the Company") was organized to acquire and operate a diverse group of businesses on a decentralized basis, with a corporate staff providing strategic direction and support. The Company is currently comprised of 22 businesses which are divided into six strategic business units: (i) Specialty Printing and Labeling, (ii) Consumer and Industrial Products, (iii) Jordan Specialty Plastics, (iv) Jordan Auto Aftermarket, (v) Capita Technologies and (vi) Motors and Gears. As of July 21, 1999, Welcome Home is consolidated in the Company's results of operations and is included in the Consumer and Industrial Products business unit. (See Note 3 to the financial statements.) As a result of the sale of the Jordan Telecommunication Products segment on January 18, 2000, the financial information of that segment has been reported as discontinued operations.

The Company believes that its businesses are characterized by leading positions in niche industries, high operating margins, strong management, minimal working capital and capital expenditure requirements and low sensitivity to technological change and economic cycles.

The Company's business strategy is to enhance the growth and profitability of each business unit, and to build upon the strengths of those units through product line and other strategic acquisitions. Key elements of this strategy have been the consolidation and reorganization of acquired businesses, increased focus on international markets, facilities expansion and the acquisition of complementary product lines. When, through such activities, the Company believes that critical mass is attained in a particular industry segment, the related companies are organized as a discreet business unit. For example, the Company acquired Imperial in 1983 and made a series of complimentary acquisitions, which resulted in the formation of Motors and Gears, Inc., a leading domestic manufacturer of electric motors, gears, and motion control systems.

Through the implementation of this strategy, the Company has demonstrated significant and consistent growth in net sales. The Company generated consolidated net sales of $776.9 million for the year ended December 31, 1999 as compared to $408.5 million for the year ended December 31, 1995, representing a compound annual growth rate of 17.3%.

The following chart depicts the operating subsidiaries which comprise the Company's six strategic business units, together with the net sales for each of the six groups for the year ended December 31, 1999.

Jordan Industries, Inc.

$776.9 Million of Net Sales

SPECIALTY PRINTING AND LABELING $117.7 Million of Net Sales	- Sales Promotion Associates - Pamco - Valmark - Seaboard
CONSUMER AND INDUSTRIAL PRODUCTS $122.9 Million of Net Sales	- Cape Craftsmen - Welcome Home(1) - Riverside - Cho-Pat
JORDAN SPECIALTY PLASTICS $86.3 Million of Net Sales	- Sate-Lite - Beemak - Deflecto
JORDAN AUTO AFTERMARKET $131.9 Million of Net Sales	- Dacco - Alma
CAPITA TECHNOLOGIES $10.2 million of Net Sales	- Protech - Garg
MOTORS AND GEARS(2) $307.9 Million of Net Sales	- Imperial - Gear - Merkle-Korff - FIR - Electrical Design & Control - Motion Control Engineering - Advanced D.C. Motors

(1) On January 21, 1997 Welcome Home filed for Chapter 11 bankruptcy protection. As a result of the Chapter 11 filing, the results of Welcome Home were not consolidated with the Company's results for the period between January 21, 1997 and July 21, 1999, the date Welcome Home emerged from bankruptcy. The results of Welcome Home are consolidated with the Company's results from the date of emergence through December 31, 1999 as the Company regained operational and financial control of Welcome Home.

(2) The subsidiaries comprising Motors and Gears are Non-Restricted Subsidiaries, the common stock of which is owned by stockholders and affiliates of the Company and management of the respective companies. The Company's ownership in these subsidiaries is solely in the form of M&G Junior Preferred Stock. See footnote 5 to the financial statements.

The Company's operations were conducted through the following business units as of December 31, 1999:

Specialty Printing and Labeling

The Specialty Printing and Labeling Group manufactures and markets (i) promotional and specialty advertising products for corporate buyers, (ii) labels, tapes, and printed graphic panel overlays for electronics and other manufacturing companies and (iii) printed folding cartons and boxes and other shipping materials. The companies that are part of Specialty Printing and Labeling have provided its customers with products and services for an average of over 40 years. For the fiscal year ended December 31, 1999, the Specialty Printing and Labeling group generated net sales of $117.7 million. Each of the Specialty Printing and Labeling subsidiaries is discussed below:

SPAI. The Company's former subsidiaries, The Thos. D. Murphy Co., which was founded in 1889, and Shaw-Barton, Inc., which was founded in 1940, merged to form JII/SPAI in March 1989. One hundred percent of JII/SPAI's assets were sold by JII, on terms equivalent to those that would have been obtained in an arm's length transaction, to the Specialty Printing and Labeling group in August 1995 and the company was renamed Sales Promotion Associates, Inc. ("SPAI"). SPAI is a producer and distributor of calendars for corporate buyers and soft-cover yearbooks for kindergarten through eighth grade, as well as a distributor of corporate recognition, promotion and specialty advertising products.

SPAI's net sales for fiscal 1999 were $60.8 million. Approximately 61% of SPAI's 1999 net sales were derived from distributing a broad variety of corporate recognition products, promotion and specialty advertising products. These products include apparel, watches, crystal, luggage, writing instruments, glassware, caps, cases, labels and other items that are printed and identified with a particular corporate logo and/or corporate advertising campaign. Approximately 28% of SPAI's 1999 net sales were derived from the sales of a broad variety of calendars, including hanging, desktop and pocket calendars that are used internally by corporate customers and distributed by them to their clients and customers. High-quality artistic calendars are also distributed. In addition, SPAI also manufactures and distributes soft-cover school yearbooks for kindergarten through eighth grade, which accounted for approximately 11% of 1999 net sales.

SPAI distributes calendars that are manufactured in-house as well as by a number of outside suppliers. Facilities for in-house manufacturing include a composing room, a camera room, a calendar finishing department and a full press room. Print stock, binding material, packaging and other materials are supplied by a number of independent companies. Specialty advertising products are purchased from more than 950 suppliers. Calendars and specialty advertising products are sold through a 750-person sales force, most of whom are independent contractors.

Management believes that SPAI has one of the largest domestic sales forces in the industry. With this large sales force and broad range of calendars and corporate recognition products available, management believes that SPAI is a strong competitor in its market. This market is very fragmented and most of the competition comes from smaller-scale producers and distributors.

Valmark. Valmark, which was founded in 1976 and purchased by the Company in 1994, is a specialty printer and manufacturer of pressure sensitive label products for the electronics Original Equipment Manufacturer ("OEM") market. Valmark's products include adhesive-backed labels, graphic panel overlays and membrane switches, and radio frequency interference ("RFI") shielding devices. Approximately 30% of Valmark's 1999 net sales of $19.4 million were derived from the sale of membrane switches and graphic panel overlays, 69% from labels and 3% from shielding devices.

The specialty screen print products sold in the electronics industry continue to operate relatively free of foreign competition due to the high level of communication and short time frame usually required to produce orders. Currently, the majority of Valmark's customer base of approximately 1,200 is located in the Northern California area.

Valmark sells to four primary markets: personal computers; general electronics; turn-key services; and medical instrumentation. Sales to the hospital and telecommunication industries have experienced the most growth over recent years due to Valmark's graphic panel overlay capabilities.

Valmark is able to provide OEM's with a broader range of products than many of its competitors. Valmark's markets are very competitive in terms of price and accordingly, Valmark's advantage over its competitors is derived from its diverse product line and excellent quality ratings.

Pamco. Pamco, which was founded in 1953 and purchased by the Company in 1994, is a manufacturer and distributor of a wide variety of printed tapes and labels. Pamco offers a range of products from simple one and two-color labels, such as basic bar code and address labels, to eight-color, laminated, embossed, and hot stamped labels for products such as video games and food packaging. Over 90% of Pamco's products are made to customer specifications and approximately 90% of all sales were manufactured in-house in 1999. The remaining 10% of net sales were purchased printed products and included business cards and stationary.

Pamco's products are marketed by a team of nine sales representatives who procure new accounts and service existing accounts. Existing accounts are serviced by nine customer service representatives and five internal salespeople. Pamco's customers represent several different industries with the five largest customers accounting for approximately 28% of 1999 net sales of $17.3 million.

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

Seaboard sells directly to a broad customer base, located primarily east of the Mississippi River, operating in a variety of industries including hardware, personal hygiene, toys, automotive supplies, food and drugs. Seaboard's top ten customers accounted for approximately 45% of Seaboard's 1999 net sales of $20.2 million. Seaboard has exhibited consistent sales growth and high profit margins and has gained a reputation for exceeding industry standards primarily due to its excellent operating capabilities. Seaboard has historically been highly successful in buying and profitably integrating smaller acquisitions.

Seaboard's markets are very competitive in terms of price and accordingly, Seaboard's advantage over its competitors is derived from its high quality products and excellent service.

Consumer and Industrial Products

Consumer and Industrial Products serves many product segments. It publishes and markets Bibles, religious books and audio materials; manufactures and imports gift items; and manufactures orthopedic supports and pain reducing medical devices. The companies which are part of Consumer and Industrial Products have provided their customers with products services for an average of over 40 years. For the year ended December 31, 1999, the Consumer and Industrial Products subsidiaries generated combined net sales of $122.9 million. Each of the Consumer and Industrial Products subsidiaries is discussed below:

Riverside. Riverside is a publisher of Bibles and a distributor of Bibles, religious books and music recordings. Riverside was founded in 1943 and acquired by the Company in 1988. Approximately 77% of Riverside's business consists of products published by other companies. Riverside sells world-wide to more than 10,000 wholesale, religious and trade book store customers, utilizing an in-house telemarketing system, five independent sales representative groups, printed sales media and an internet website. In addition, Riverside sells a small percentage of its products through direct mail and to retail customers. No single customer accounted for more than 4% of Riverside's 1999 net sales of $56.7 million.

Riverside also provides Bible indexing, warehousing, inventory and shipping services for domestic book publishers and music producers. Riverside competes with larger firms, including the Zondervan Corporation, The Thomas Nelson Company, and Ingram Book Company, on the basis of price, product lines and customer service.

Cape Craftsmen. Founded in 1966 and purchased by the Company in 1996, Cape Craftsmen is a manufacturer and importer of gifts, wooden furniture, framed art and other accessories. Cape Craftsmen manufactures in North Carolina and imports from Mexico and the Far East. Cape Craftsmen sells its products through one in-house sales person and 44 independent sales representatives. Net sales in 1999 were $17.2 million, excluding sales to Welcome Home, a related party, of $9.8 million. Cape Craftsmen competes in a highly fragmented industry and has therefore found it most effective to compete on the basis of price with most wood manufacturers and importers. Cape Craftsmen also strives to deliver better quality and service than its competitors.

Welcome Home. Welcome Home is a specialty retailer of gifts and decorative home furnishings and accessories in North America. Welcome Home began operations in the mid 1970's and was acquired by the Company in 1991. It currently operates 119 stores located in factory outlet centers in 36 states. Welcome Home offers a broad product line of 1,500 to 2,500 items consisting of 12 basic groups, including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products.

Competition is highly intense among specialty retailers, traditional department stores and mass merchant discounters in outlet malls and other high traffic retail locations. Welcome Home competes principally on the basis of product assortment, convenience, customer service, price and the attractiveness of its stores. Welcome Home had net sales of $35.3 million in the last six months of 1999.

Cho-Pat. In September 1997, the Company purchased Cho-Pat, Inc., a leading designer and manufacturer of orthopedic supports and patented preventative and pain reducing medical devices. Cho-Pat currently produces eighteen different products primarily for reduction of pain from injuries and the prevention of injuries resulting from over use of the major joints. Cho-Pat's largest selling product is the patented Cho-Pat knee strap, designed to reduce the pain from patellar tendinitis in the knee. Cho-Pat manufactures all of its products in-house. Cho-Pat sells its products to professional, college and high school athletic trainers, medical product distributors, and independent retail drug and sporting goods stores. Cho-Pat had net sales of $1.7 million in 1999.

Jordan Specialty Plastics

Jordan Specialty Plastics serves a broad range of wholesale and retail markets within the highly-fragmented specialty plastics industry. The group designs, manufactures and sells (1) "take-one" point of purchase brochure, folder and application display holders, (2) modular storage systems ("Tilt-Bins"), (3) plastic injection-molded hardware and office supply products, (4) extruded vinyl chairmats, (5) safety reflectors for bicycles and commercial truck manufacturers and (6) colorants to the thermoplastics industry. The companies that are part of Jordan Specialty Plastics have provided their customers with products and services for an average of over 35 years. For the year ended December 31, 1999, the Jordan Specialty Plastics subsidiaries generated combined net sales of $86.3 million. Each of the Jordan Specialty Plastics subsidiaries is discussed below:

Beemak Plastics. Beemak, which was founded in 1951 and acquired by the Company in July 1989, is an integrated manufacturer of specialty "take-one" point-of-purchase brochure, folder and application display holders, and added modular storage systems ("Tilt-Bins") for storage and display of small items such as fasteners and bolts. Beemak sells its proprietary holders and displays, which accounted for approximately 66% of Beemak's business in 1999, to approximately 5,000 customers around the world. It sells its modular storage systems, which accounted for approximately 34% of Beemak's business in 1999 to wholesale home centers and hardware stores. In addition, Beemak produces a small amount of custom injection-molded plastic parts for customers on a contract manufacturing basis. Beemak's net sales for 1999 were $8.3 million.

Beemak's products are both injection-molded and custom fabricated. Beemak's molds are made by outside suppliers. The manufacturing process consists primarily of the injection-molding of polystyrene plastic and the fabrication of plastic sheets. Beemak also provides silk screening of decals and logos onto the final product.

Beemak sells its products through a direct sales force, independent representatives, an extensive on-going advertising campaign and by reputation. Beemak sells to distributors, major companies, and competitors which resell the product under a different name. Beemak has been successful in providing excellent service on orders of all sizes, especially small orders.

The display holder industry is very fragmented, consisting of a few other known holder and display firms and regionally-based sheet fabrication shops. Beemak has benefitted from the growth in "direct" advertising budgets at major companies. Significant advertising dollars are spent each year on direct-mail campaigns, point-of-purchase displays and other forms of non-media advertising. Beemak's modular storage systems compete in the retail storage bin/hardware store market. Its main competitor in the market is Quantum.

Sate-Lite Manufacturing. Sate-Lite manufactures safety reflectors for bicycles and commercial truck manufacturers, as well as plastic parts for bicycle manufacturers and colorants for the thermoplastics industry. Sate-Lite was founded in 1968 and acquired by the Company in 1988. Bicycle reflectors and plastic bicycle parts accounted for approximately 29% of Sate-Lite's net sales in 1999. Sales of triangular flares and specialty reflectors and lenses to commercial truck customers accounted for approximately 32% of net sales in 1999. Sales of colorants to the thermoplastics industry accounted for approximately 26% of net sales in 1999. The remaining 13% of 1999 net sales were derived from other miscellaneous plastic injection molded products. Sate-lite's net sales for 1999 were $14.7 million.

Sate-Lite's bicycle products are sold directly to a number of OEM's. The three largest OEM customers for bicycle products are Trek, Murray and Tandem (China), which accounted for approximately 11% of Sate-Lite's net sales in 1999. Triangular flares and other truck reflector products are also sold to a broad range of OEM customers. Colorants are sold primarily to mid-western custom molded plastics parts manufacturers. In 1999, Sate-Lite's ten largest customers accounted for approximately 35% of net sales.

Sate-Lite's products are marketed on a nationwide basis by its management. Sales to foreign customers are handled directly by management and by independent trading companies on a commission basis. Sate-Lite's export net sales accounted for approximately 16% of its total 1999 net sales. Export sales were principally to China and Canada. The principal raw materials used in manufacturing Sate-Lite's products are plastic resins, adhesives, metal fasteners, and color pigments. Sate-Lite obtains these materials from several independent suppliers. In the fourth quarter of 1998, Sate-Lite opened a facility in China. Sate-Lite sells to Tandem, Giant, China Bike and other Chinese bicycle manufacturers who have recently been increasing their share of bicycles sold in the domestic market.

The markets for bicycle parts and thermoplastic colorants are highly competitive. Sate-Lite competes in these markets by offering innovative products and by relying on its established reputation for producing high-quality plastic components and colorants. Sate-Lite's principal competitors in the reflector market consist of foreign manufacturers. Sate-Lite competes with regional companies in the colorants markets.

Deflecto Corporation. Founded in 1960 and acquired by the Company in 1998, Deflecto designs, manufactures and markets plastic injection-molded products for mass merchandisers, major retailers and large wholesalers. Deflecto sells its products in three product categories: hardware products, office supply products and houseware products. Hardware products, which comprised approximately 58% of Deflecto's net sales in 1999, include heating and cooling air deflectors, clothes dryer vents and ducts, kitchen vents and ducts, sheet metal pipes and elbows, exhaust fittings, heating ventilation and air conditioning registers and other widely-recognized products. Office supply products, many of which have patents and trademarks, represented approximately 36% of net sales in 1999 and include such items as wall pockets, literature displays, file and chart holders, business card holders, chairmats and other top-branded office supply products. The remaining 6% of sales were primarily from houseware products such as bath towel holders, spice racks, paper towel holders and other such items. Deflecto's net sales for 1999 were $63.3 million.

Deflecto manufactures approximately 80% of its products in-house, with the remainder outsourced to other injection molders. Deflecto efficiently manages the mix of manufactured and outsourced product due to its ability to accurately project pricing, cost and capacity constraints. This strategy enables Deflecto to grow without being constrained by capacity issues.

Deflecto sells its products through an in-house salaried sales force and the use of independent sales representatives. Deflecto has critical mass to command strong positions and significant shelf space with the major mass merchandisers and retailers. In the hardware products line, Deflecto sells to major national retailers such as Ace Hardware, Wal-Mart, and Home Depot, as well as to heating, ventilating and air conditioning ("HVAC") and appliance parts wholesalers. Deflecto sells its office supply products line to major office supply retailers such as Office Depot, Office Max and Staples, as well as to national wholesalers, such as United Wholesalers and S.P. Richards. Houseware products are sold primarily to smaller customers, although Deflecto does sell to Wal-Mart, K-mart and other retail chains. Deflecto has established strong relationships with its customers and is known for delivering high quality, well packaged products in a timely manner.

Competition in the hardware, office supplies and houseware products businesses is increasing due to the consolidation of companies serving the market. The increased competition has prevented price increases and has forced manufacturers to improve production efficiency, product quality and delivery. The Company believes that Deflecto's mix of manufactured and outsourced product, and its management of this process, allows it to maintain high production efficiency, keeping costs down and product quality high.

Jordan Auto Aftermarket.

Jordan Auto Aftermarket is the leading supplier of remanufactured torque converters to the automotive aftermarket parts industry. In addition, it produces newly manufactured torque converters, air conditioning compressors, and clutch and disc assemblies for major automotive and equipment OEM's. For the year ended December 31, 1999, the Jordan Auto Aftermarket subsidiaries generated combined net sales of $131.9 million. Each of the Jordan Auto Aftermarket subsidiaries is discussed below.

DACCO. DACCO is a producer of remanufactured torque converters, as well as automotive transmission sub-systems and other related products used by transmission repair shops. DACCO was founded in 1965 and acquired by the Company in 1988.

Approximately 72% of DACCO's products are classified as "hard" products, which primarily consist of torque converters and hydraulic pumps that have been rebuilt or remanufactured by DACCO. The torque converter, which replaces the clutch in an automatic transmission, transfers power from the engine to the drive shaft. The hydraulic pump supplies oil to all the systems in the transmission.

Approximately 28% of DACCO's products are classified as "soft" products, such as sealing rings, bearings, washers, filter kits and rubber components. Soft products are purchased from a number of vendors and are resold in a broad variety of packages, configurations and kits.

DACCO's customers are automotive transmission parts distributors and transmission repair shops and mechanics. DACCO has 50 independent sales representatives who accounted for approximately 71% of DACCO's net sales of $69.0 million in 1999. These sales representatives sell nationwide to independent warehouse distributors and to transmission repair shops. DACCO also owns and operates 35 distribution centers which sell directly to transmission shops. DACCO's distribution centers average 5,400 square feet, cover a 50-100 mile selling radius and sell approximately 42% Dacco hard products and 58% soft parts. In 1999 no single customer accounted for more than 2% of DACCO's net sales.

The domestic market for DACCO's hard products is fragmented and DACCO's competitors primarily consist of a number of small regional and local re-builders. DACCO believes that it competes strongly against these re-builders by offering a broader product line, quality products, and lower prices, all of which are made possible by DACCO's size and economies of operation. However, the market for soft products is highly competitive and several of its competitors are larger than DACCO. DACCO competes in the soft products market on the basis of its low prices due to volume buying, its growing distribution network and its ability to offer one-step procurement of a broad variety of both hard and soft products.

Alma. Founded in 1944 and acquired by the Company in March 1999, Alma uses a combination of remanufacturing and new production to produce torque convertors, air conditioning compressors, and clutch and disc assemblies for major automotive and equipment OEMs such as Ford, Chrysler, GM, John Deere, Caterpillar, and Case, as well as numerous other direct aftermarket customers. Net sales were $62.9 million during the nine month period ended December 31, 1999.

Alma manufactures its products to customers specifications, and its engineering department works closely with the customer's engineers to ensure that specifications are met. Torque converters (approximately 45% of 1999 net sales) are remanufactured and sold to major automotive OEMs such as Ford and Chrysler, typically for warranty replacement. Alma does not sell torque converters in the independent aftermarket, which is the primary market for Dacco's torque convertors. Air conditioning compressors (approximately 38% of 1999 net sales) are both remanufactured and produced new for the automotive aftermarket. Alma's compressors are sold to the service arms of major automotive manufacturers such as Ford, Chrysler, GM, John Deere, and Caterpillar. Alma supplies the majority of the compressors purchased by these customers in the aftermarket. Clutch and disc assemblies (approximately 17% of 1999 net sales) are both remanufactured and produced new and are sold primarily to repackagers who then resell the products to automotive parts distributors. Alma has long-term contracts with several customers, and has developed strong relationships with all of its major customers. Alma was selected by Ford to remanufacture, distribute, and fully merchandise Ford's first two Ford Quality Renewal programs for torque convertors and clutch and disc assemblies. The use of Alma remanufactured Ford Quality Renewal products in new vehicle warranty repair is indicative of Alma's engineering, manufacturing, and quality expertise. Approximately 43% of Alma's 1999 sales were to Ford and approximately 17% were to Chrysler.

Alma's market is somewhat captive in that any supplier selling to the major automotive and equipment OEMs must adhere to the same quality standards with which Alma complies. Alma's primary competitors in the torque convertor market are Dynamic and Aftermarket Technologies, while Four Seasons is the primary competitor in the air conditioning compressor market. Alma competes based on quality, price, and customer service.

Capita Technologies

Capita Technologies provides information technology services to many industry trades. The group provides software application development and customization services, software implementation consulting, and business-to-business e-commerce consulting. For the year ended December 31, 1999 Capita Technologies generated net sales of $10.2 million. Each of the Capita Technologies subsidiaries is discussed below.

Protech. Protech was founded in 1995 and acquired by the Company in April, 1999. Protech is a rapidly growing information technology consulting company that provides software application development and customization. A customer needs software application development consulting when it installs a new software package in order to help the new software "fit" with and speak to existing software packages. Protech also provides programmer training services in order to help its customer become self-sufficient with respect to its new software package.

Protech focuses on Enterprise Resource Management ("ERM") software packages. ERM software is the software upon which a company manages and runs all of its operations. This type of system would monitor production, manage inventory and potentially share information with the customers general ledger system. A typical Protech consulting project involves installing, customizing and integrating an ERM system by providing consultants familiar with database programming as well as the operations of a manufacturing company. The typical project lasts 6-18 months.

Approximately 50% of Protech's business comes from direct requests either through the internet or as a response to trade show presence and trade publication advertising. The remaining 50% of Protech's business is generated by references from existing clients and software application houses. Protech's 1999 net sales since its acquisition were $5.9 million.

Garg. Garg was founded in 1993 and acquired by the Company in August 1999. Garg is a technology consulting company that provides business-to-business e-commerce and large mission critical client-server software application development. Garg also provides application-hosting services in order to eliminate the customer's need to become self-sufficient with respect to the ever-changing software technology environment. Garg has built a reputation for delivering solutions to the most complex problems and for building e-commerce systems that represent the backbone of a customer's supply chain.

Garg has four sales and marketing professionals who maintain relationships with existing and prospective customers as well as with the sales force of its business partners such as IBM, Sun Microsystems, and Sybase. Approximately 50% of Garg's business comes from direct requests through these and other business partners. The remaining 50% of Garg's business is generated by word of mouth and referrals from existing customers. Garg's 1999 net sales since its acquisition were $4.3 million.

Motors and Gears

Motors and Gears is a leading domestic manufacturer of speciality purpose electric motors, gears and motion control systems, serving a diverse customer base. Its products are used in a broad range of applications, including vending machines, refrigerator ice dispensers, commercial floor care equipment, elevators, photocopy machines, and conveyor and automation systems.

Motors and Gears operates in the business of electric motors ("motors") which includes the subsidiaries Imperial, Gear, Merkle-Korff, Fir, and Advanced D.C. Motors; and electronic motion control systems("controls") which includes the subsidiaries Electrical Design & Control and Motion Control Engineering. For the year ended December 31, 1999 Motors and Gears generated net sales of $307.9 million.

Electric Motors

Electric motors are devices that convert electric power into rotating mechanical energy. The amount of energy delivered is determined by the level of input power supplied to the electric motor and the size of the motor itself. An electric motor can be powered by alternating current ("AC") or direct current ("DC"). AC power is generally supplied by power companies directly to homes, offices and industrial sites whereas DC power is supplied either through the use of batteries or by converting AC power to DC power. Both AC motors and DC motors can be used to power most applications; the determination is made by the consideration of power source availability, speed variability requirements, torque considerations, and noise constraints.

The power output of electric motors is measured in horsepower. Motors are produced in power outputs that range from less than one horsepower up to thousands of horsepower.

SubFractional Motors. Motors & Gears' subfractional horsepower products are comprised of motors and gearmotors which power applications up to 30 watts (1/25 horsepower). These small, "fist-sized" AC and DC motors are used in light duty applications such as snack and beverage vending machines, refrigerator ice dispensers and photocopy machines.

Fractional/Integral Motors. Motors & Gears' fractional/integral horsepower products are comprised of AC and DC motors and gearmotors having power ranges from 1/8 to 100 horsepower. Primary end markets for these motors include commercial floor care equipment, commercial dishwashers, commercial sewing machines, industrial ventilation equipment, golf carts, lift trucks and elevators.

Gears and Gearboxes. Gears and gearboxes are mechanical components used to transmit mechanical energy form one source to another source. They are normally used to change the speed and torque characteristics of a power source such as an electric motor. Gears and gearboxes come in various configurations such as helical gears, bevel gears, worm gears, planetary gearboxes, and right-angle gearboxes. For certain applications, an electric motor and a gearbox are combined to create a gearmotor.

Motors & Gears' precision gear and gearbox products are produced in sizes of up to 16 inches in diameter and in various customized configurations such as pump, bevel, worm and helical gears. Primary end markets for these products include original equipment manufacturers ("OEM's") of motors, commercial floor care equipment, aerospace and food processing product equipment.

Electronic Motion Control Systems

Electronic motion control systems are assemblies of electronic and electromechanical components that are configured in such a manner that the systems have the capability to control various commercial or industrial processes such as conveyor systems, packaging systems, elevators and automated assembly operations. The components utilized in a motion control system are typically electric motor drives (electronic controls that vary the speed and torque characteristics of electric motors), programmable logic controls ("PLCs"), transformers, capacitors, switches and various types of software. The majority of the Company's motion control products control automated conveyor systems used in automotive manufacturing and elevators.

Motors & Gears' motion control systems are used primarily in automated conveyor systems used in the automotive industry and the elevator modernization market. The systems typically control several components such as electric motors, hydraulic or pneumatic valves, actuators and switches that are required for the conveyor or elevator systems to function properly.

The electric motor and electronic motion control systems markets are highly fragmented with a multitude of manufacturing companies servicing numerous markets. Motor manufacturers range from small local producers serving a specific application or end user, to high volume manufacturers offering general-purpose "off the shelf" motors to a wide variety of end users. While there are numerous manufacturers of gears and gearboxes that service a wide variety of industries and applications, the Company competes in niche markets.

Motors & Gears' motion control systems business competes primarily within the automated conveyor system controls market and sells to conveyor manufacturers that serve the automotive manufacturing industry and the elevator modernization market. These niche markets consist of four to five major competitors.

The principal competitive factors in the electric motor and electronic motion control systems markets include price, quality and service. Major manufacturers include General Electric, Baldor Electric Company, Emerson Electric Company and Reliance Electric Company; however, the Company generally competes with smaller, specialized manufacturers. While many of the major motor manufacturers have substantially greater assets and financial resources, the Company believes that its leading position in certain niche markets, its high-quality products and its value-added custom applications are adequate to meet competition.

Backlog

As of December 31, 1999 the Company had a backlog of approximately $110.2 million, compared with $105.2 million as of December 31, 1998. The backlog in 1999 is primarily due to motor sales at Merkle-Korff. Management believes that the backlog may not be indicative of future sales.

Seasonality

The Company's aggregate business has a certain degree of seasonality. SPAI's, Welcome Home's and Riverside's sales are somewhat stronger toward year-end due to the nature of their products. Calendars at SPAI have an annual cycle while Bibles and religious books at Riverside and home furnishings and accessories at Welcome Home are popular as holiday gifts.

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

Patents, Trademarks, Copyrights and Licenses

The Company protects its confidential, proprietary information as trade secrets. The Company's products are generally not protected by virtue of any proprietary rights such as patents. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology and know-how or that the Company's competitors will not independently develop technologies that are substantially equivalent to or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. In the Company's opinion, the loss of any intellectual property asset, would not have a material adverse effect on the conduct of the Company's business.

The Company is also subject to the risk of adverse claims and litigation alleging infringement of proprietary rights of others. From time to time, the Company has received notice of infringement claims from other parties. Although the Company does not believe it infringes on the valid proprietary rights of others, there can be no assurance against future infringement claims by third parties with respect to the Company's current or future products. The resolution of any such infringement claims may require the Company to enter into license arrangments or result in protracted and costly litigation, regardless of the merits of such claims.

Employees

As of December 31, 1999, the Company and its subsidiaries employed approximately 7,000 people. Approximately 1,900 of these employees were members of various labor unions. During 1999, the United Auto Workers ("UAW") gained representation of DACCO's converter plant in Cookeville, Tenn. DACCO and the UAW reached an agreement on February 1, 2000. DACCO did not experience any loss of production or sales due to DACCO's ability to hire replacement workers throughout 1999. The Company believes that its subsidiaries' relations with their respective employees are good.

Environmental Regulations

The Company is subject to numerous U.S. and foreign federal, state, provincial and local laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act, and the Resource Conservation and Recovery Act. Under CERCLA and analogous state laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws frequently impose cleanup liability regardless of whether the owner or operator knew of or was responsible for the presence of such hazardous or toxic substances and regardless of whether the release or disposal of such substances was legal at the time it occurred. Regulations of particular significance to the Company's ongoing operations include those pertaining to handling and disposal of solid and hazardous waste, discharge of process wastewater and storm water and release of hazardous chemicals. The Company believes it is in substantial compliance with such laws and regulations.

The Company generally conducts an assessment of compliance and the equivalent of a Phase I environmental survey on each acquisition candidate prior to purchasing the company to assess the potential for the presence of hazardous or toxic substances that may lead to cleanup liability with respect to such properties. The Company does not currently anticipate any material adverse effect on its results of operations, financial condition or competitive position as a result of compliance with federal, state, provincial, local or foreign environmental laws or regulations. However, some risk of environmental liability and other costs is inherent in the nature of the Company's business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments such as the obligation to investigate or clean-up hazardous or toxic substances at the Company's property for which indemnification is not available, could lead to material costs of environmental compliance and cleanup by the Company.

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

Alma owns two properties in Alma, MI which are contaminated by chlorinated solvent and oil contamination. One is on the Michigan List of Sites of Environmental Contamination and has been the subject of investigation by the Michigan Department of Environmental Quality ("DEQ") since 1982. By 1985, the former owner had cleaned out, closed and capped the lagoons which were the source of the contamination and in 1992, had installed a groundwater remediation system. On January 5, 1999 the former owner submitted to DEQ a proposed remedial action plan which recommends that the groundwater treatment system continue to operate for up to thirty years, a deed restriction that limits the use of the property to industrial use and the adoption, by the City of Alma, of an ordinance which prohibits the private use of groundwater for drinking water. DEQ has not yet approved or denied the plan. The second property is contaminated with petroleum constituents and chlorinated solvents. The scope and extent of the contamination is being investigated. In connection with the acquisition of these properties, the Company obtained indemnification and assurances from the Seller that the Seller bore full responsibility for the completion of the investigation and remediation of the historic contamination of the two properties.

In October 1997, the Tennessee Department of Environmental Control ("DEC") requested information from Dacco about a contaminated spring adjacent to its Cookeville, Tennessee property. The spring is reportedly contaminated with materials which Dacco does not believe would have originated at the facility, and Dacco therefore does not believe that it caused the contamination or that it will be responsible for the clean-up. In September 1998, the DEC informed Dacco that the spring requires further investigation, and that Dacco's Cookeville property meets the criteria for designation as a state Superfund cleanup site. The DEC has subsequently agreed to examine the potential liability of other companies in the area before pursuing Dacco for cleanup costs. While the Company does not believe that Dacco will be liable for the cost of any further investigation or cleanup, there can be no assurance that the DEC will not attempt to impose such liability, or that, if the DEC is successful in doing so, that such liability would not be material.

Item 2. Properties

The Company leases approximately 43,700 square feet of office space for its headquarters in Illinois. The principal properties of each subsidiary of the Company at December 31, 1999, and the location, the primary use, the capacity, and ownership status thereof, are set forth in the table below.

COMPANY LOCATION	USE	SQUARE OWNED/ FEET LEASE
Advanced DC Syracuse, NY Syracuse, NY Carrollton, TX Dewitt, NY Eternoz, France Putzbrunn, Germany Palo Alto, CA	Manufacturing/Administration Manufacturing Manufacturing/Administration Manufacturing Manufacturing/Administration Warehouse Research and Development	49,600 Owned 45,000 Leased 29,000 Leased 18,500 Leased 15,000 Leased 1,200 Leased 1,000 Leased
Alma Alma, MI	Manufacturing	459,000 Owned
Beemak Rancho Dominguez, CA Gardena, CA Gardena, CA	Manufacturing/Administration Manufacturing/Administration Manufacturing/Administration	110,000 Leased 22,000 Leased 4,500 Leased
Cape Craftsmen Elizabethtown, NC Elizabethtown, NC Wilmington, NC Wilmington, NC	Manufacturing/Administration Assembly Administration Assembly	113,000 Leased 20,000 Leased 15,000 Leased 31,000 Leased
Cho-Pat Hainesport, NJ	Manufacturing/Administration	7,000 Leased
Dacco Cookeville, TN Huntland, TN Rancho Cucamonga, CA	Manufacturing/Administration Manufacturing Manufacturing/Administration	140,000 Owned 65,000 Owned 40,000 Owned
Deflecto Indianapolis, IN Indianapolis, IN Fishers, IN St. Catherines, Ont. St. Catherines, Ont. Midvale, OH Pearland, TX Newport, Wales	Manufacturing/Administration Assembly/Administration Manufacturing Manufacturing Assembly Manufacturing/Administration Manufacturing Manufacturing	182,600 Owned 47,900 Leased 134,400 Leased 50,000 Owned 78,000 Leased 20,500 Owned 42,000 Leased 33,000 Owned
ED&C Troy, MI	Manufacturing/Administration	29,000 Leased
FIR Casalmaggiore, Italy Varano, Italy Bedonia, Italy Reggio Emilia, Italy Genova, Italy	Manufacturing/Administration Manufacturing Manufacturing Manufacturing/Distribution Manufacturing	100,000 Owned 30,000 Owned 8,000 Leased 30,000 Leased 33,000 Leased
Garg Newport Beach, CA Northridge, CA Los Angeles, CA	Consulting Consulting Consulting	8,100 Leased 12,000 Leased 1,500 Leased
Gear Grand Rapids, MI	Manufacturing/Administration	45,000 Owned
Imperial Akron OH Stow, OH Middleport, OH Cuyahoga Falls, OH Alamogordo, NM Oakwood Village, OH	Manufacturing Administration Manufacturing Manufacturing Manufacturing Manufacturing/Administration	43,000 Owned 7,000 Leased 85,000 Owned 63,000 Leased 25,800 Leased 25,000 Leased
Merkle-Korff Des Plaines, IL Des Plaines, IL Richland Center, WI Darlington, WI Des Plaines, IL	Design/Administration Manufacturing Manufacturing Manufacturing Manufacturing/Administration	38,000 Leased 45,000 Leased 45,000 Leased 68,000 Leased 112,000 Leased
Motion Control Rancho Cordova, CA Rancho Cordova, CA	Manufacturing/Administration Administration	40,000 Leased 45,000 Leased
Pamco Des Plaines, IL	Manufacturing/Administration	54,000 Owned
Protech Medford, NJ	Administration	5,700 Leased
Riverside Iowa Falls, IA Iowa Falls, IA	Distribution/Storage Administration	150,000 Owned 22,000 Leased
Sate-Lite Niles, IL Shunde, Guangdong	Manufacturing/Administration Manufacturing/Administration	117,835 Leased 36,235 Sub-Leased
Seaboard Fitchburg, MA Miami, FL Brentwood, NY	Manufacturing/Administration Manufacturing Manufacturing	260,000 Owned 90,000 Owned 35,000 Leased
SPAI Red Oak, IA Coshocton, OH Columbus, OH	Manufacturing/Administration Manufacturing/Administration Sales	140,000 Owned 218,000 Owned 11,000 Leased
Valmark Fremont, CA Fremont, CA	Manufacturing/Administration Manufacturing/Administration	46,700 Leased 14,830 Leased
Welcome Home Wilmington, NC	Administration	10,000 Leased

DACCO also owns or leases 35 distribution centers, which average 5,400 square feet in size. DACCO maintains five distribution centers in Florida, four distribution centers in Tennessee, two distribution centers in each of Arizona, Illinois, Michigan, Texas, Alabama, California, Ohio and Virginia, and the remaining distribution centers are located in Pennsylvania, Indiana, Minnesota, Missouri, Nebraska, West Virginia, Oklahoma, South Carolina, Nevada, and Kentucky.

Welcome Home leases 119 specialty retail stores in 36 states, with the majority of stores location in outlet malls. Welcome Home maintains 14 stores in California, 9 stores in Florida, 6 stores in both Georgia and Texas, 5 stores in both Missouri and New York, and 4 stores in each of Illinois, Michigan, North Carolina, Ohio, Oregon, and Pennsylvania. The remaining stores are located throughout the United States.

Merkle-Korff's facilities are leased from the Chairman of Merkle-Korff. The Company believes that the terms of the lease are comparable to those which would have been obtained by the Company had the leases been entered into with an unaffiliated third party.

To the extent that any of the Company's existing leases expire in 2000, the Company believes that it will be able to renegotiate them on acceptable terms. The Company believes that its existing leased facilities are adequate for the operations of the Company and its subsidiaries.

Item 3. LEGAL PROCEEDINGS

The Company's subsidiaries are parties to various legal actions arising in the normal course of their business. The Company believes that the disposition of such actions individually or in the aggregate will not have a material adverse effect on the consolidated financial position of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1999.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDERS MATTERS

The only authorized, issued and outstanding class of capital stock of the Company is Common Stock. There is no established public trading market for the Company's Common Stock.

  At December 31, 1999, there were 18 holders of record of the Company's Common Stock.

  The Company has not declared any cash dividends on its Common Stock since the Company's formation in May 1988. The Indenture, dated as of July 25, 1997, by and between the Company and U.S. Bank Trust National Association f/k/a First Bank National Association, as Trustee, (the "Trustee") with respect to the 10 3/8% Senior Notes and the Indenture dated as of April 2, 1997, by and between the Company and the Trustee with respect to the 11 3/4% Senior Subordinated Discount Debentures (collectively the "Indentures") contain restrictions on the Company's ability to declare or pay dividends on its capital stock. The Indentures each prohibit the declaration or payment of any dividends or the making of any distribution by the Company or any Restricted Subsidiary (as defined in the Indentures) other than dividends or distributions payable in stock of the Company or a Subsidiary and other than dividends or distributions payable to the Company.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected operating, balance sheet and other data of the Company and its subsidiaries as of and for the five years ended December 31, 1999. The financial data of the Company and its subsidiaries as of and for the years ended December 31, 1995 through 1999 were derived from the consolidated financial statements of the Company and its subsidiaries. Due to the sale of the Jordan Telecommunication Products segment on January 18, 2000, the results of that segment are not included in the Company's 1999 results from continuing operations (see note 4). All prior periods have been restated to reflect the sale of this segment.

Year Ended December 31,

(Dollars in thousands)

1999	1998	1997	1996	1995
Operating data:(1)

Net Sales.....................

Cost of sales, excluding depreciation.................

Gross profit, excluding depreciation.................

Selling, general and administrative expense,

excluding depreciation ......

Operating income..............

Interest expense..............

Interest income...............

Earnings (loss)

from continuing operations

Total earnings (loss)

from discontinued operations

Income (loss) before extraordinary items(2).......

Net loss(2)...........

Balance sheet data (at end of period):

Cash and cash equivalents.....

Working capital from

continuing operations

Total assets..................

Long-term debt (less current portion)............

Net capital deficiency(3)......

$776,862 502,575 274,287 160,419 66,714 87,222 (1,091) (8,341) (10,238) (18,579) (18,579) 20,417 164,659 1,166,340 843,211 $(238,835)	$633,579 406,970 226,609 131,055 57,977 70,184 (1,656) (15,081) (16,326) (31,407) (31,586) 14,967 144,474 955,405 1,054,327 ($208,144)	$450,102 282,654 167,448 100,778 39,221 66,947 (2,227) (10,603) (3,657) (14,260) (45,618) 43,512 124,941 849,595 915,145 ($175,285)	$468,568 292,889 175,679 127,529 407 62,576 (2,416) (58,797) 6,914 (51,884) (55,690) 25,787 84,208 642,808 683,564 ($130,281)	$408,534 257,468 151,066 109,528 14,586 46,654 (2,684) (20,632) 13,162 (7,470) (7,470) 38,454 84,234 514,463 493,412 ($74,479)

  The Company has acquired a diversified group of operating companies over the five year period which significantly affects the comparability of the information shown above.

(2) Net loss in 1995 includes $6,929 of restructuring and non-recurring charges related to Welcome Home. Net loss in 1996 includes compensation expense related to compensation agreements of $3,876, the loss on the purchase of an affiliate, $4,488, restructuring charges related to Welcome Home, $8,106, and other non-recurring charges, $4,136. Net loss in 1997 includes a gain on the sale of a subsidiary of $17,081, the recording of equity in the loss of an investee of $3,386, and an extraordinary loss of $31,358 related to the Company's refinancing. Net loss in 1999 includes a gain on the sale of Parsons of $10,037.

  No cash dividends on the Company's Common Stock have been declared or paid.

(4) The "operating data" of Jordan Telecommunication Products has not been included in the information above for all periods presented as this business has been classified as a discontinued operation.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

Historical Results of Operations

Summarized below are the historical net sales, operating income and operating margin (as defined below) for each of the Company's business groups for the fiscal years ended December 31, 1999, 1998 and 1997. This discussion should be read in conjunction with the historical consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report.

In 1998 Sate-Lite and Beemak were reclassified from the Consumer and Industrial Products segment to the Jordan Specialty Plastics segment. In 1999, Dacco was reclassified from the Consumer and Industrial Products segment to the Jordan Auto Aftermarket segment. Also in 1999, Welcome Home was reconsolidated into the Consumer and Industrial Products segment. Welcome Home's results are included from the time of its emergence from bankruptcy on July 21, 1999 through December 31,1999. Prior period results were also realigned into these new groups in order to provide accurate comparisons between periods.

Year ended December 31, 1999 1998 1997

(dollars in thousands)

Net Sales:

Speciality Printing & Labeling

Jordan Speciality Plastics

Jordan Auto Aftermarket

Capita Technologies

Motors and Gears

Consumer and Industrial Products(3)

Total

Operating Income(1):

Speciality Printing & Labeling

Jordan Specialty Plastics

Jordan Auto Aftermarket

Capita Technologies

Motors and Gears

Consumer and Industrial Products (3)

Total

Operating Margin(2):

Speciality Printing & Labeling

Jordan Specialty Plastics

Jordan Auto Aftermarket

Capita Technologies

Motors and Gears

Consumer and Industrial Products(3)

Combined

$117,678 86,284 131,935 10,207 307,877 122,881 $776,862 $ 7,638 4,319 16,675 (2,633) 50,597 7,867 $ 84,463 6.5% 5.0% 12.6% (25.8%) 16.4% 6.4% 10.9%	$120,160 71,568 65,387 - 275,833 100,631 $633,579 8,259 4,654 10,531 - 42,324 6,574 $ 72,342 6.9% 6.5% 16.1% - 15.3% 6.5% 11.4%	$119,346 24,038 61,202 - 148,669 96,847 $450,102 8,540 2,490 9,081 - 27,684 5,364 $ 53,159 7.2% 10.4% 14.8% - 18.6% 5.5% 11.8%

  Before corporate overhead of $17,749, $14,365, and $13,938 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Operating margin is operating income divided by net sales.

  Consumer and Industrial Products includes Dura-Line (Retube) and Parsons from January 1, 1999 through March 19, 1999 and November 9, 1999, respectively. Consumer and Industrial Products includes Hudson for the period from January 1, 1997 to May 15, 1997, and Paw Print for the period from January 1, 1997 to July 25, 1997 (See Footnote 14 to the financial statements). Consumer and Industrial Products includes the results of Welcome Home from January 1, 1997 through January 21, 1997, the date of the Chapter 11 filing, and from July 21, 1999, the date of its emergence, through December 31, 1999.

Specialty Printing & Labeling. As of December 31, 1999, the Specialty Printing & Labeling group consisted of SPAI, Valmark, Pamco, and Seaboard.

1999 Compared to 1998. Net sales decreased $2.5 million, or 2.1% and operating income decreased $0.6 million, or 7.5% when comparing the year ended December 31, 1999 with the year ended December 31, 1998. Sales decreased primarily due to lower sales of calendars at SPAI, $1.8 million, decreased sales of roll stock at Valmark, $0.1 million, and lower sales of folding boxes at Seaboard, $4.2 million. Partially offsetting these decreases were increased sales of ad specialty products and school annuals at SPAI, $0.3 million and $0.1 million, respectively, higher sales of screen printed products and membrane switches at Valmark, $2.2 million and $0.2 million, respectively, and increased sales of labels at Pamco, $0.8 million. Sales of calendars decreased at SPAI due to consolidation in the banking and insurance industries, which are a large part of SPAI's customer base, and sales declined at Seaboard due to a general slowdown in the corrugated folding box industry. The increase in sales of screen printed products at Valmark is due to Valmark's implementation of a stock inventory program that allows Valmark to more efficiently accommodate its larger customers.

Operating income decreased due to lower operating income at SPAI and Seaboard $0.7 million and $1.4 million, respectively. Partially offsetting these decreases was increased operating income at Valmark and Pamco, $0.8 million and $0.7 million, respectively. Operating income declined at SPAI due to lower sales and the increased focus on and investments in the corporate programs division and operating income decreased at Seaboard due to lower absorption of fixed overhead because of a lower sales level. Operating income increased at Valmark and Pamco due to those businesses more efficiently monitoring production, inventory levels, and operating expenses.

Operating margin in 1999 was 6.5% which was relatively consistent with 1998 operating margin.

1998 Compared to 1997. Net sales increased $0.8 million or 0.7% and operating income decreased $0.3 million or 3.3%. Sales increased primarily due to higher sales of ad specialty products and calendars at SPAI, $1.5 million and $0.2 million, respectively, increased sales of graphic panel overlays and membrane switches at Valmark, $1.3 million, and higher sales of labels at Pamco $0.4 million. Partially offsetting these increases were lower sales of school annuals at SPAI, $0.2 million, decreased sales of labels and shielding devices at Valmark, $0.6 million and $1.0 million, respectively, and lower sales of folding boxes at Seaboard, $0.8 million. The increased ad specialty sales at SPAI were due to management's focus on the higher growth corporate program business, while decreased sales of shielding devices at Valmark reflect a major customer's decision to reduce production of laptop computers that require the shields.

Operating income decreased due to lower operating income at SPAI, Pamco, and Seaboard, $0.1 million, $0.3 million, and $0.7 million, respectively. Partially offsetting these decreases was increased operating income at Valmark, $0.5 million and decreased corporate expenses, $0.3 million. The decreased operating income at SPAI was due to the hiring of additional salespeople to focus on continued growth in the corporate program and ad specialty segment, and the lower operating income at Seaboard was due to pricing pressure in the packaging industry. The improved operating income at Valmark is due to Valmark negotiating more favorable pricing with customers, while the decreased corporate expenses are due to lower bank fees as bank debt was repaid in 1997. Operating margin remained consistent with 1997.

Jordan Specialty Plastics. As of December 31, 1999 the Jordan Specialty Plastics group consisted of Sate-Lite, Beemak, and Deflecto.

1999 Compared to 1998. Net sales increased $14.7 million or 20.6% for the year ended December 31, 1999. This increase was partially due to the acquisition by Deflecto of Teleflow in July 1999. Teleflow contributed net sales of $3.5 million since the date of acquisition. In addition, sales of thermo-plastic colorants and truck reflector products increased at Sate Lite, $1.2 million and $0.4 million, respectively, and sales of hardware and office products increased at Deflecto, $7.0 million and $4.0 million, respectively. Partially offsetting these increases were lower sales of plastic injection molded and fabricated products at Beemak, $0.9 million and $0.1 million, respectively, and decreased sales of bicycle reflectors at Sate Lite, $0.4 million. Sales at Deflecto increased due to the benefit of a full year of sales in 1999 versus ten months of sales in 1998 as well as due to Deflecto's success at integrating Rolite's operations and selling Rolite chairmat products through Deflecto sales channels. Beemak sales declined due to heavy competition in the Tilt-bin product line.

Operating income decreased $0.3 million or 7.2% for the year ended December 31, 1999. Operating income increased at Beemak and Sate Lite, $0.2 million and $0.5 million, but decreased at Deflecto, $1.0 million. Operating income increased at Beemak and Sate Lite due to gross margin increases and better overhead control. Operating income at Deflecto decreased due to lower gross profit resulting from an unfavorable product mix shift from office products sales to hardware sales.

Operating margin decreased 1.5%, from 6.5% in 1998 to 5.0% in 1999, due to the reasons mentioned above.

1998 Compared to 1997. Net sales increased $47.5 million or 197.7% and operating income increased $2.2 million or 86.9%. Net sales increased primarily due to the acquisitions of Deflecto and Rolite in February 1998. Deflecto contributed sales in 1998 of $45.2 million while Rolite contributed sales of $3.2 million. In addition, sales of warning triangles and colorants increased at Sate-Lite, $0.2 million and $0.3 million, respectively. Partially offsetting these increases were lower sales of bike reflectors and custom molded products at Sate-Lite, $0.2 million and $0.4 million, respectively, and decreased sales of molded and fabricated products at Beemak, $0.6 million and $0.2 million, respectively.

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

Jordan Auto Aftermarket. As of December 31, 1999, the Jordan Auto Aftermarket group consisted of Dacco and Alma.

1999 Compared to 1998. Net sales increased $66.5 million or 101.8% for the year ended December 31, 1999. The increase is primarily due to the acquisition of Alma in March 1999 which contributed net sales of $63.0 million since the date of acquisition. In addition, sales of rebuilt torque converters increased at Dacco, $3.5 million.

Operating income increased $6.1 million or 58.3% for the year ended December 31, 1999. This increase is also primarily due to the acquisition of Alma, as discussed above. Alma contributed operating income of $8.1 million in the last nine months of 1999. Partially offsetting this increase was lower operating income at Dacco, $1.2 million, and increased corporate expenses, $0.8 million, due to the establishment of the Jordan Auto Aftermarket companies as a separate segment. The decrease in operating income at DACCO was due to legal and security expenses incurred related to the UAW negotiations at Dacco's Cookeville, TN plant. Dacco did not experience any loss of production or sales due to its ability to hire replacement workers, and an agreement was reached on February 1, 2000.

Operating margin decreased 3.5%, from 16.1% in 1998 to 12.6% in 1999, due to the legal and security expenses incurred at Dacco as well as due to the lower gross margin experienced at Alma resulting from Alma's volume of sales to large OEM customers.

1998 Compared to 1997. Net sales increased $4.2 million or 6.8% for the year ended December 31, 1998 compared to the year ended December 31, 1997. This increase is due to the increased sales of rebuilt converters at Dacco, due to additional market share, and the addition of eight retail stores in 1998.

Operating income increased $1.5 million or 16.0% in 1998 compared to 1997, due to the increase in sales mentioned above. Operating margin increased 1.3%, from 14.8% in 1997 to 16.1% in 1998 due to the increased absorption of fixed expenses related to the higher sales level.

Capita Technologies. As of December 31, 1999, the Capita Technologies group consisted of Protech and Garg.

1999 Compared to 1998. Net sales were $10.2 million for the year ended December 31, 1999. Protech and Garg were both acquired during 1999 and contributed net sales of $5.9 million and $4.3 million, respectively, since the dates of acquisition.

Operating loss was $(2.6) million for the year ended December 31, 1999. Protech and Garg contributed operating income of $0.4 million and $0.3 million, respectively. This operating income was offset by pre-operating costs and business development expenses incurred in order to establish Capita Technologies as a separate segment.

Motors and Gears. As of December 31, 1999, the Motors and Gears group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control, and Advanced DC.

1999 Compared to 1998. Net sales increased $32.0 million or 11.6% for the year ended December 31, 1999. The increase in net sales was primarily driven by the 1998 acquisition of Advanced DC and Euclid (a wholly-owned subsidiary of Imperial) which accounted for $21.8 million of the increase. Subfractional motor sales decreased 4.1% in 1999 as compared to 1998 largely due to weakness in the vending markets. Significant difficulties in international markets of a major beverage company are the primary reason for this decline. In 1999, sales of fractional/integral motor products increased 22.8% including the effects of the 1998 acquisitions, and 3.2% excluding the effects of the 1998 acquisitions. The growth in fractional/integral products is a result of strong performance in the material handling, elevator and floor care markets partially offset by a weak European market and an unfavorable Euro exchange rate. Sales of electronic motion control systems increased by 17.7% mainly attributed to continued strength in the elevator modernization market.

Operating income increased $8.3 million or 19.5% for the year ended December 31, 1999. The primary increase in operating income was a result of the increase in sales discussed above coupled with an improvement in gross margin from 34.6% in 1998 to 36.1% in 1999. The improvement in gross margin is a result of product design changes, manufacturing process improvements and material cost savings experienced throughout Motors and Gears due to efforts put forth by Motors and Gears' sourcing council. Improvements in gross margin were partially offset by increases in selling, general and administrative expenses primarily as a result of the 1998 acquisitions, increases in depreciation due to the 1998 acquisitions and due to a new systems implementation at one of the Motor and Gears subsidiaries.

Operating margin increased 1.1%, from 15.3% in 1998 to 16.4% in 1999 due to the reasons mentioned above.

1998 Compared to 1997. Net sales increased $127.2 million or 85.5% and operating income increased $14.6 million or 52.9%. The increase in net sales was primarily due to the 1998 acquisition of Advanced DC and the 1997 acquisitions of FIR, ED&C and Motion Control. These companies contributed net sales in 1998 of $27.2 million, $42.1 million, $10.3 million, and $51.3 million respectively, compared to net sales in 1997 of $14.8 million, $1.8 million, and $1.2 million for FIR, ED&C and Motion Control, respectively. Sales of sub-fractional motors increased 13.0% in 1998 due to continued strength in the vending and appliance markets and sales of fractional/integral motors increased 6.6% in 1998 (excluding acquisitions) reflecting market share gains in the floor care market and stronger sales in the elevator market. Partially offsetting these increases, were decreased sales of gears and gearboxes, 8.4%, due to a weaker floor care market after stronger than expected sales in 1997.

Operating income increased primarily due to the increased sales discussed above. Advanced DC, FIR, and Motion Control contributed operating income in 1998 of $5.2 million, $5.9 million and $6.9 million respectively, compared to operating income in 1997 of $1.6 million and $0.1 million for FIR and Motion Control, respectively. Partially offsetting these increases were additional selling, general, and administrative expenses as well as higher depreciation and amortization arising from the 1998 and 1997 acquisitions. Operating margin decreased 3.3%, from 18.6% in 1997 to 15.3% in 1998, due to these additional operating expenses.

Consumer and Industrial Products. As of December 31, 1999, the Consumer and Industrial Products group consisted of Riverside, Cape, Welcome Home, and Cho-Pat.

1999 Compared to 1998. Net sales increased $22.3 million or 22.1% for the year ended December 31, 1999. The increase was primarily due to the reconsolidation of Welcome Home resulting from its emergence from bankruptcy in July 1999 (see note 3). Welcome Home contributed net sales of $35.3 million since the date of emergence. In addition, net sales increased due to increased contract distribution sales at Riverside, $0.5 million, and higher sales of orthopaedic supports and other pain reducing devices at Cho-Pat, $0.2 million. Partially offsetting these increases were lower sales at Parsons and Dura Line Retube, $2.2 million and $3.7 million, respectively, due to the divestitures of those businesses during 1999. In addition, sales decreased due to lower sales of Bibles and Bible accessories, and books at Riverside, $1.8 million and $0.8 million, respectively. This is due to a strong economy and low unemployment. Although sales at Cape appear to have decreased by $5.2 million, the decrease is due to the reconsolidation of Welcome Home and the resulting elimination of sales from Cape to Welcome Home. Sales from Cape to third parties increased $2.7 million, due to improved products and additional customers.

Operating income increased $1.3 million or 19.7% for the year ended December 31, 1999. The primary reason for the increase was due to the reconsolidation of Welcome Home, as discussed above. Welcome Home contributed operating income of $4.0 million since the date of its emergence from bankruptcy. In addition, operating income was positively effected by $0.3 million as a result of the sale of Dura Line Retube in March 1999. Retube had negative operating income historically. Partially offsetting this increase was decreased operating income at Parsons, $1.4 million, due to the divestiture of the business in November 1999. In addition, operating income declined at Riverside, $1.6 million, due to lower sales mentioned above.

Operating margin was 6.4% in 1999 which was consistent with 1998's operating margin.

1998 Compared to 1997. Net sales increased $3.8 million or 3.9% and operating income increased $1.2 million or 22.6%. Net sales increased primarily due to higher sales of Bible, books, videos, music and gifts at Riverside, $0.5 million, $3.9 million, $1.0 million, $0.9 million, and $0.4 million, respectively, increased sales of wooden furniture and other accessories at Cape, $9.7 million, higher sales of orthopedic supports and other pain-reducing devices at Cho-Pat, $1.1 million, and increased sales of plastic pipe at Dura-Line Retube, $3.4 million. Partially offsetting these increases were decreased sales of audio tapes at Riverside, $0.5 million, lower sales of aircraft parts at Parsons, $1.9 million, and decreased sales at Hudson and Paw Print, $6.7 million and $5.5 million, respectively, due to the divestitures of those companies in May and July 1997. In addition, sales decreased due to Welcome Home filing Chapter 11 bankruptcy on January 21, 1997. As a result of the filing, the Company did not consolidate the results of Welcome Home in its 1998 results. Welcome Home generated sales of $2.5 million in 1997. Sales increased at Cape due to management's success at broadening Cape's customer base. Cho-Pat, which was purchased in September 1997, contributed sales of $0.4 million in 1997 compared to sales of $1.5 million in 1998.

Operating income increased due to higher operating income at Riverside, Parsons, Cape, Cho-Pat, and Dura-Line Retube, $0.5 million, $0.3 million, $2.5 million, $0.2 million, and $0.3 million, respectively. Additionally, operating income increased due to the deconsolidation of Welcome Home as discussed above. (Welcome Home's operating loss was $1.1 million in 1997.) Partially offsetting these increases was decreased operating income at Hudson and Paw Print, $2.2 million and $1.5 million, respectively, due to the divestitures of those companies, as mentioned above. The increased operating income at Cape is due to increased sales of higher gross margin product, primarily wooden furniture, the increased operating income at Cho-Pat is due to the acquisition of the company in September 1997, and decreased operating income at Parsons is due to the lower absorption of fixed overhead due to lower sales of aircraft parts. Operating margin increased 1.0% from 5.5% in 1997 to 6.5% in 1998, due to the reasons mentioned above.

Consolidated Operating Results. (See Consolidated Statements of Operations).

1999 Compared to 1998. Net sales increased $143.3 million or 22.6% for the year ended December 31, 1999. The increase in sales was due to the 1999 acquisitions of Teleflow in the Jordan Specialty Plastics group, Alma in the Jordan Auto Aftermarket group, and Protech and Garg in the Capita Technologies group. Sales also increased due to a full year of sales from the following companies which were acquired in 1998: Deflecto and Rolite in the Jordan Specialty Plastics group and Advanced DC in the Motors and Gears group. In addition, increased sales were due to higher sales of screen printed products at Valmark, increased sales of labels at Pamco, higher sales of thermo-plastic colorants and truck reflector products at Sate Lite, increased sales of hardware and office products at Deflecto, higher sales of rebuilt converters at Dacco, and increased sales of fractional/integral motors and motion control systems in the Motors and Gears group. Sales also increased due to the reconsolidation of Welcome Home, resulting from that company's emergence from bankruptcy in July 1999. Partially offsetting these increases were lower sales of calendars at SPAI, decreased sales of folding boxes at Seaboard, decreased sales of plastic-injection molded products at Beemak, lower sales of subfractional motors in the Motors and Gears group, and lower sales of Bibles and Bible accessories at Riverside. In addition, net sales decreased due to the divestitures of Parsons and Dura Line Retube in November and March 1999, respectively.

Operating income increased $8.7 million or 15.1% for the year ended December 31, 1999. Operating income increased due to the 1999 acquisitions, a full year of operations at the businesses acquired in 1998, more efficient monitoring of production and operating expenses at Valmark and Pamco, increased gross margins at Sate Lite and Beemak, manufacturing process improvement in the Motor and Gears group, and the reconsolidation of Welcome Home in the Consumer and Industrial Products group. Partially offsetting these increases was lower operating income due to decreased absorption of fixed overhead resulting from lower sales at Seaboard, an unfavorable product mix at Deflecto, startup expenses incurred to establish the Jordan Auto Aftermarket and Capita Technologies segments, legal and security expenses incurred during Daaco's negotiations with the UAW, and increased depreciation and amortization related to the 1999 and 1998 acquisitions. In addition, operating income decreased due to the divestitures of Parsons and Dura Line Retube. Operating margins declined slightly to 8.6% in 1999 from 9.2% in 1998 due to the reasons mentioned above.

Interest expense increased $17.0 million or 24.3% due to the Company's Senior Notes offering in March 1999 in addition to higher outstanding revolver balances used to finance acquisitions and working capital requirements.

1998 Compared to 1997. Net sales increased $183.5 or 40.8% and operating income increased $18.8 million or 47.8%. The increase in sales was primarily due to the 1998 acquisitions of Deflecto and Rolite in the Jordan Specialty Plastics group and Advanced DC in the Motors and Gears group. Sales also increased due to a full year of sales from the following companies which were acquired in 1997: Arnon-Caine in the Jordan Specialty Plastics group, FIR, ED&C, and Motion Control in the Motors and Gears group, and Cho-Pat in the Consumer and Industrial Products group. In addition, sales increased due to higher sales of ad specialty products and calendars at SPAI, increased sales of membrane switches at Valmark, higher sales of warning triangles and colorants at Sate-Lite, higher sales of sub-fractional motors at Merkle-Korff, increased sales of fractional/integral motors at Imperial, higher sales of books at Riverside, and increased sales of wooden furniture at Cape. Partially offsetting these increases were decreased sales of shielding devices at Valmark, lower sales of folding boxes at Seaboard, decreased sales of plastic injection-molded products at Beemak, lower sales of gears and gearboxes at Gear, and lower sales of aircraft parts at Parsons. In addition, sales decreased due to the divestitures in 1997 of Hudson and Paw Print in the Consumer and Industrial Products group.

Operating income increased primarily due to the 1998 acquisitions, a full year of operations at the companies acquired in 1997, more favorable pricing at Valmark, decreased corporate expenses in the Specialty Printing and Labeling group, and increased sales of higher gross margin product at Cape. Partially offsetting these increases was decreased operating income due to the addition of salespeople to promote the ad specialty segment at SPAI, increased operating expenses related to the expansion of Sate-Lite manufacturing into China, and higher depreciation and amortization related to the 1998 and 1997 acquisitions. In addition, the divestitures of Hudson, and Paw Print reduced operating income. Operating margin increased 0.5%, from 8.7% in 1997 to 9.2% in 1998 due to the reasons mentioned above.

Interest expense increased $3.2 million or 4.8% due to the tack-on bond offering at Motors and Gears done in December 1997, and higher outstanding revolver balances in 1998 due to financing of the 1998 acquisitions.

Income taxes - See note 15 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The Company had approximately $160.3 million of working capital from continuing operations at the end of 1999 compared to approximately $146.9 million at the end of 1998. The increase in working capital from 1998 to 1999 was primarily due to higher receivables and inventory of $24.7 million and $29.9 million, respectively. These increases in working capital are partially offset by higher accounts payable and accrued expenses of $8.9 million and $20.7 million, respectively.

The Company has acquired businesses through leveraged buyouts, and as a result has significant debt in relation to total capitalization. See "Business". Most of this acquisition debt was initially financed through the issuance of bonds which were subsequently refinanced in 1997. See Note 5 to the Consolidated Financial Statements.

In connection with each acquisition of a subsidiary, the subsidiary entered into inter-company notes, and inter-company management and tax sharing agreements, which permit the subsidiaries, including the majority-owned subsidiaries, substantial flexibility in moving funds from the subsidiaries to the Company.

Management expects continued growth in net sales and operating income in 2000. Capital spending levels in 2000 are anticipated to be consistent with 1999 levels and, along with working capital requirements, will be financed internally from operating cash flow. Operating margins and operating cash flow are expected to be favorably impacted by ongoing cost reduction programs, improved efficiencies and sales growth. Management believes that the Company's cash on hand and anticipated funds from operations will be sufficient to cover its working capital, capital expenditures, debt service requirements and other fixed charge obligations for at least the next 12 months.

The Company is, and expects to continue to be, in compliance with the provisions of its Indentures.

None of the subsidiaries require significant amounts of capital spending to sustain their current operations or to achieve projected growth.

Net cash provided by operating activities for the year ended December 31, 1999 was $22.4 million, compared to $29.4 million provided from operating activities during the same period in 1998. The decrease is primarily attributed to increased net losses (after giving effect to non-cash items, including the change in deferred taxes and the gain on the sale of a subsidiary), as well as an increase in non-current liabilities.

Net cash used in investing activities for the year ended December 31, 1999 was $159.4 million, compared to $140.5 million used in investing activities during the same period in 1998. The increase is due primarily to an increase in both the number of acquisitions and the aggregate purchase price of these acquisitions in 1999. Partially offsetting this increase is higher proceeds from the sale of subsidiaries during the year.

Net cash provided by financing activities for the year ended December 31, 1999 was $140.2 million, compared to $79.1 million provided from financing activities during the same period in 1998. The increase is primarily due to a debt issuance by the Company in 1999. Partially offsetting these increases was higher payment of financing costs related to the debt issuance.

On March 22, 1999, the Company completed a $155.0 million "tack-on" bond offering at a 10 3/8% coupon. The bonds were sold at 96.62% of par and mature on August 1, 2007. The proceeds of $149.8 million were used to acquire Alma Products($86.3 million purchase price), pay certain transaction costs and repay indebtedness under a Revolving Credit Agreement.

The Company is party to various credit agreements under which the Company is able to borrow up to $160 million to fund acquisitions, provide working capital and for other general corporate purposes. This excludes the Jordan Telecommunication Products credit agreement of $120 million since Jordan Telecommunication Products is classified as a discontinued operation. The credit agreements mature at various dates through 2002. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of March 23, 2000, the Company had approximately $137.0 million of available funds under these arrangements.

Foreign Currency Impact

The Company's exposure to decreases in the value of foreign currency is protected by its investment in manufacturing facilities overseas whose costs, including labor and raw materials, are also denominated in local currency. Decreases in the value of foreign currencies relative to the U.S. dollar have not resulted in significant losses from foreign currency translation. However, there can be no assurance that foreign currency fluctuations in the future would not have an adverse effect on the Company's business, financial condition and results of operations.

Impact of Inflation

General inflation has had only a minor effect on the operations of the Company and its internal and external sources for liquidity and working capital, as the Company has been able to increase prices to reflect cost increases, and expects to be able to do so in the future.

Impact of Year 2000

The Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 1999, the Company had $190.4 million of variable rate debt outstanding. A one percentage point increase in interest rates would increase the annual amount of interest paid by approximately $1.9 million. The Company does not believe that its market risk financial instruments on December 31, 1999 would have a material effect on future operations or cash flows.

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page No.
Reports of Independent Auditors....................................

Consolidated Balance Sheets as of December 31, 1999 and 1998...............................................................

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997............................................

Consolidated Statements of Changes in Shareholders' Equity (Net

Capital Deficiency) for the years ended December 31, 1999, 1998 and 1997...............................................................

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997............................................

Notes to Consolidated Financial Statements.........................

3e+11

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Jordan Industries, Inc.

We have audited the accompanying consolidated balance sheets of Jordan Industries, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholder's equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of certain subsidiaries whose statements reflect total assets constituting 20%, and 14%, as of December 31, 1999 and 1998, respectively, and net sales constituting 21%, 8%, and 4% for the years ended December 31, 1999, 1998 and 1997, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jordan Industries, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Chicago, Illinois

March 21, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of Alma Products I, Inc.:

We have audited the accompanying balance sheet of ALMA PRODUCTS I, INC. (as defined in Note 1) as of December 31, 1999, and the related statements of operations, shareholder's equity and cash flows for the period from March 22, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alma Products I, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the period from March 22, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Detroit, Michigan

February 18, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Motion Control Engineering, Inc.:

We have audited the balance sheets of MOTION CONTROL ENGINEERING, INC. (a California corporation and a wholly-owned subsidiary of Motors & Gears, Inc.) as of December 31, 1999 and 1998, and the related statements of income, shareholders' equity and cash flows for the years then ended and for the 13 days ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motion Control Engineering, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended and for the 13 days ended December 31, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Sacramento, California

January 21, 2000

INDEPENDENT AUDITOR'S REPORT

The Board of Directors

FIR Group Holding Italia S.p.A.

We have audited the consolidated balance sheets of FIR Group Holding Italia S.p.A. (the "Company") as of October 31, 1999 and 1998, and the related consolidated statements of income for the years then ended, and the related consolidated statements of retained earnings and cash flow for the year ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 1999 and 1998, and the results of its operations for the years then ended and its cash flow for the year ended October 31, 1999, in conformity with generally accepted accounting principles.

PRICEWATERHOUSECOOPERS S.p.A

Bologna, 26 January 2000

JORDAN INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

December 31, 1999 1998

Current assets:

Cash and cash equivalents

Accounts receivable, net of allowance of $2,824 and $3,256 in 1999 and 1998, respectively

Inventories

Net assets of discontinued operations held for sale

Prepaid expenses and other current assets

Total current assets

Property, plant and equipment, net

Investments in and advances to affiliates

Goodwill, net

Deferred income taxes

Other assets

Total Assets

$ 20,417 139,269 130,747 267,616 10,392 568,441 108,114 25,337 404,359 15,851 44,238 $1,166,340	$ 14,967 114,537 100,862 240,346 13,335 484,047 98,446 11,395 322,583 2,053 36,881 $ 955,405

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:

Accounts payable

Accrued liabilities

Advance Deposits

Current portion of long-term debt

Total current liabilities

Long-term debt

Other noncurrent liabilities

Minority interest

Preferred stock

Shareholders' equity (net capital deficiency): Common stock $.01 par value: authorized-100,000 shares issued and outstanding-98,501 shares

Additional paid in capital

Accumulated other comprehensive income

Accumulated deficit

Total shareholders' equity (net capital deficiency)

Total Liabilities and Shareholders' Equity (Net Capital Deficiency)

$ 60,345 63,299 1,651 424,520 549,815 843,211 9,897 406 1,846 1 2,116 (5,740) (235,212) (238,835) $1,166,340	$ 51,529 42,578 1,841 3,279 99,227 1,054,327 8,120 169 1,706 1 2,116 2,038 (212,299) (208,144) $ 955,405

See accompanying notes.

JORDAN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

Year ended December 31,

1999 1998 1997

Net Sales

Cost of sales, excluding depreciation

Selling, general, and administrative expense,

excluding depreciation

Depreciation

Amortization of goodwill and other intangibles

Management fees and other

Operating income

Other (income) and expenses:

Interest expense

Interest income

Gain on sale of subsidiaries

Other

Total other expenses

Loss from continuing operations before income taxes, minority interest, and equity in losses of investee

(Benefit) provision for income taxes

Loss from continuing operations

before minority interest, and equity in losses of investee

Minority interest

Equity in losses of investee

Loss from continuing operations

Loss from discontinued operations

Loss before extraordinary items

Extraordinary loss

Net loss

$776,862 502,575 160,419 20,704 16,006 10,444 66,714 87,222 (1,091) (10,037) (87) 76,007 (9,293) (1,032) (8,261) 80 - (8,341) 10,238 (18,579) - $(18,579)	$633,579 406,970 131,055 16,409 13,753 7,415 57,977 70,184 (1,656) - 361 68,889 (10,912) 3,875 (14,787) 294 - (15,081) 16,326 (31,407) 179 $(31,586)	$450,102 282,654 100,778 14,163 10,223 3,063 39,221 66,947 (2,227) (17,081) (1,036) 46,603 (7,382) 2,252 (9,634) (2,417) 3,386 (10,603) 3,657 (14,260) 31,358 $(45,618)

See accompanying notes.

JORDAN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(NET CAPITAL DEFICIENCY)

(dollars in thousands)

Common Stock Accumulated

Additional Note Other

Number Paid-in Receivable Comprehensive Accumulated

of Shares Amount Capital from Officer Income Deficit Total
Balance at January 1, 1997

Purchase of common stock

Issuance of common stock

Sales of subsidiary to related party

Cumulative translation adjustment

Net loss

Comprehensive income

Balance at December 31, 1997

Non-cash dividends to third parties

Cumulative translation adjustment

Net loss

Comprehensive income

Balance at December 31, 1998

Non-cash dividends to third parties

Cumulative translation adjustment

Net loss

Comprehensive income

Balance at December 31, 1999

95,001 (1,500) 5,000 - - - - 98,501 - - - - 98,501 - - - - 98,501	$1 - - - - - - 1 - - - - 1 - - - - $1	$2,557 (1,460) 1,019 - - - - 2,116 - - - - 2,116 - - - - $2,116	$(1,460) 1,460 - - - - - - - - - - - - - - - -	$ 985 - - - (1,489) - - (504) - 2,542 - - 2,038 - (7,778) - - $(5,740)	$(132,364) - - 1,084 - (45,618) - (176,898) (3,815) - (31,586) - (212,299) (4,334) - (18,579) - $(235,212)	$(130,281) - 1,019 1,084 (1,489) (45,618) (47,107) (175,285) (3,815) 2,542 (31,586) (29,044) (208,144) (4,334) (7,778) (18,579) (26,357) $(238,835)

See accompanying notes.

JORDAN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

Year ended December 31,

1999 1998 1997

Cash flows from operating activities:

Net loss

Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization of deferred financing costs

Depreciation and amortization

Deferred taxes

Equity in losses of investee

(Gain) loss on sale of subsidiaries

Minority interest

Extraordinary loss

Non-cash interest

Changes in operating assets and liabilities (net of acquisitions):

Accounts receivable

Inventories

Prepaid expenses and other current assets

Non-current assets

Accounts payable, accrued liabilities, and other current liabilities

Advance deposits

Non-current liabilities

Other

Net current assets of discontinued operations

Net cash provided by operating activities

Cash flows from investing activities:

Capital expenditures, net of dispositions

Acquisitions of subsidiaries

Additional purchase price payments

$(18,579) 4,679 36,710 (12,542) - (10,037) 80 - 30,085 (4,338) (5,517) 3,531 (1,702) 9,142 (190) (4,954) 247 (4,187) 22,428 (23,318) (133,233) (9,359) 2,534 17,965	$ (31,586) 4,451 45,047 205 - 6,299 696 179 26,303 (17,597) (3,947) (3,998) (4,024) 5,370 156 378 (540) 1,991 29,383 (21,477) (118,416) (10,649) 2,292 15,000	$ (45,618) 3,622 35,321 - 3,386 (17,081) (1,874) 31,358 18,456 (15,942) (5,695) 796 (602) 3,713 3,524 3,799 345 - 17,508 (14,179) (229,807) - 4,972 45,954 12,500

(Continued on following page.)

See accompanying notes.

JORDAN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(continued)

Year ended December 31,

Cash flows from financing activities: 1999 1998 1997

Proceeds of debt issuance-JII, Inc.

Proceeds from preferred stock issuance-Jordan Telecommunications Products, Inc.

Proceeds of debt issuance-Motors and Gears, Inc.

Proceeds of debt issuance-Jordan Telecommunications, Inc.

Proceeds from revolving credit facilities, net

Payment of financing costs

Repayment of long-term debt

Other borrowing

Net cash provided by financing activities

Foreign currency translation

Net (decrease) increase in cash and cash equivalents

Cash and cash equivalents at beginning of year

Cash and cash equivalents at end of year

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest

Income taxes, net

Noncash investing activities:

Capital leases

149,761 - - - 22,100 (12,930) (18,851) 135 140,215 (5,881) (2,591) 23,008 $ 20,417 $59,281 $9,595 $5,008	- - - - 96,000 - (19,192) 2,310 79,118 2,542 (29,492) 52,500 $ 23,008 $48,250 $3,714 $13,019	120,000 25,000 105,692 273,545 21,500 (29,514) (331,560) - 184,663 (1,908) 19,703 32,797 $ 52,500 $56,957 $4,617 $2,318

(See accompanying notes.)

JORDAN INDUSTRIES, INC.

NOTES TO CONSOLIDATED STATEMENTS FINANCIAL STATEMENTS

(dollars in thousands)

Note 1 - Organization

Jordan Industries, Inc. ("the Company"), an Illinois corporation, was formed by Chicago Group Holdings, Inc. on May 26, 1988 for the purpose of combining into one corporation certain companies in which partners and affiliates of the Jordan Company (the Jordan Group) acquired ownership interests through leveraged buy-outs. Chicago Group Holdings, Inc. was formed on February 8, 1988 and had no operations. The Company was merged with Chicago Group Holdings, Inc. on May 31, 1988 with the Company being the surviving company.

The Company's continuing business is divided into six groups. The Specialty Printing and Labeling group consists of Sales Promotion Associates, Inc. ("SPAI"), Valmark Industries, Inc. ("Valmark"), Pamco Printed Tapes and Label Co., Inc. ("Pamco") and Seaboard Folding Box, Inc. ("Seaboard"). The Jordan Specialty Plastics group consists of Beemak Plastics, Inc. ("Beemak"), Sate-Lite Manufacturing Company ("Sate-Lite"), and Deflecto Corporation ("Deflecto"). The Jordan Auto Aftermarket group consists of Dacco Incorporated ("Dacco") and Alma Products Company ("Alma"). The Capita Technologies group consists of Protech Systems, Inc. ("Protech") and GDI Services, Inc. ("Garg"). The Motors and Gears group consists of The Imperial Electric Company ("Imperial") and its subsidiaries, Gear Research, Inc. ("Gear") and Euclid Universal Corporation ("Euclid"), Merkle-Korff Industries, Inc. ("Merkle-Korff"), FIR Group Companies, ("FIR"), Electrical Design & Control ("ED&C"), Motion Control Engineering ("Motion Control") and Advanced D.C. Motors ("Advanced DC"). The remaining businesses comprise the Company's Consumer and Industrial Products group. This group consists of Riverside Book and Bible House, Inc. ("Riverside"), Cape Craftsmen, Inc. ("Cape"), Welcome Home, Inc. ("Welcome Home"), and Cho-Pat, Inc. ("Cho-Pat"). All of the foregoing corporations are collectively referred to herein as the "Subsidiaries," and individually as a "Subsidiary."

As discussed in more detail in Note 4, "Discontinued Operations", the Jordan Telecommunication Products business has been presented as Discontinued Operations.

All of the Company subsidiaries, exclusive of the Motors and Gears subsidiaries, are classified as Restricted Subsidiaries ("Restricted Subsidiaries") for purposes of certain of the Company's debt instruments.

Note 2 - Significant accounting policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and subsidiaries. All significant inter-company balances and transactions have been eliminated. Operations of FIR are included for the period ended two months prior to the Company's year end and interim periods to ensure timely preparation of the consolidated financial statements.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at lower of cost or market. Inventories are primarily valued at either average or first-in, first-out (FIFO) cost.

Depreciation and amortization

Property, plant and equipment- Depreciation and amortization of property,

plant and equipment is calculated using estimated useful lives, or over the lives of the underlying leases, if less, using the straight-line method.

The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

Machinery and equipment Buildings and improvements Furniture and fixtures	3-10 years 7-35 years 5-10 years

Goodwill - Goodwill is being amortized on the straight-line basis over periods ranging from 15 to 40 years. Goodwill at December 31, 1999 and 1998 is net of accumulated amortization of $50,503, and $37,464, respectively. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no material adjustments to the carrying value of long-lived assets in 1999, 1998 or 1997.

Other assets

Patents are amortized over the remainder of their legal lives, which approximate their useful lives, on the straight-line basis. Deferred financing costs amounting to $33,720 and $25,419, net of accumulated amortization of $17,763 and $13,084 at December 31, 1999 and 1998, respectively, are amortized over the terms of the loans or, if shorter, the period such loans are expected to be outstanding. Non-compete covenants and customer lists amounting to $1,783 and $2,861, net of accumulated amortization of $24,534 and $23,456 at December 31, 1999 and 1998, respectively, are amortized on the straight-line basis over their estimated useful lives, ranging from three to ten years.

Income taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. The Company has not provided for U.S. Federal and State Income Taxes on undistributed earnings of foreign subsidiaries to the extent the undistributed earnings are considered to be permanently reinvested.

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

Reclassification

Certain amounts in prior years financial statements have been reclassified to conform with the presentation in 1999.

Realignment of segment reporting

In 1998 Sate-Lite and Beemak were reclassified from the Consumer and Industrial Products segment to the Jordan Specialty Plastics segment. In 1999, Dacco was moved from the Consumer and Industrial Products segment to the Jordan Auto Aftermarket Products segment. Also in 1999, Welcome Home was reconsolidated into the Consumer and Industrial Products segment as a result of its emergence from bankruptcy on July 21, 1999. Due to the sale of the Jordan Telecommunication Products segment on January 18, 2000, its operating results have not been included in the segment information, and have been classified as a discontinued operation. Prior period results were realigned into these new groups, and restated to exclude the Jordan Telecommunication Products segment, in order to provide accurate comparisons between periods.

New pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which is required to be adopted effective January 1, 2001. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of Statement 133. Management believes the adoption of this Statement will not have a material effect on the Company.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits cash and cash equivalents with high quality financial institutions, and is restricted by its revolving credit facilities as to its investment instruments. Concentration of credit risk relating to accounts receivable is limited due to the large number of customers from many different industries and locations. The Company believes that its allowance for doubtful accounts is adequate to cover potential credit risk.

At December 31, 1999 the Company has approximately $8,950 of investments in Russia related to its investments in two affiliates (see note 8). The Company will continue to monitor the underlying economics of business in this region, as well as other regions effected by the continuing world economic conditions.

Foreign currency translation

In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year-end rates while income and expenses are translated at the weighted average exchange rates for the year. The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. Gains or losses resulting from the translations of foreign currency financial statements are deferred and classified as a separate component of shareholders' equity.

Note 3 - Welcome Home Chapter 11 Filing

On January 21, 1997, Welcome Home filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States code in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court"). In Chapter 11, Welcome Home continued to manage its affairs and operate its business as a debtor-in-possession. The results of Welcome Home were not consolidated with the Company's results for the period between January 21, 1997 and July 21, 1999 as the Company no longer had the ability to control the operations and financial affairs of the Company. On July 21, 1999, Welcome Home emerged from bankruptcy, whereupon the Company now owns approximately 94% of the outstanding common stock of Welcome Home, for consideration paid to creditors of approximately $1,149. The results of Welcome Home are consolidated with the Company's results from the day of the emergence, as the Company has regained operational and financial control of Welcome Home.

The operating results of Welcome Home included in the consolidated results of the Company over the last three years are as follows:

Year ended December 31,

1999 1998 1997

Net Sales Operating income (loss) Income (loss) before income taxes	$ 35,272 4,006 $ 3,465	$ - - $ -	$ 2,456 (1,107) $ (1,195)

Note 4 - Discontinued Operations

On July 25, 1997, the Company recapitalized its investment in Jordan Telecommunication Products, Inc. ("JTP") and JTP acquired the Company's telecommunications and data communications products business from the Company for total consideration of approximately $294,027, consisting of $264,027 in cash, $10,000 of assumed indebtedness and preferred stock, and the issuance to the Company of $20,000 aggregate liquidation preference of JTP Junior Preferred Stock. The Company's stockholders and affiliates and JTP management invested in and acquired the JTP common stock. As a result of the recapitalization, certain of the Company's affiliates and JTP management owned substantially all of the JTP common stock. The Company's investment in JTP was represented solely by the JTP Junior Preferred Stock. The JTP Junior Preferred Stock represented 95% of JTP's stockholder voting rights and accreted 95% of JTP's net income or loss. The Company had obtained an independent opinion as to the fairness, from a financial point of view, of the recapitalization to the Company and its public bondholders.

In the fourth quarter of 1999, the Company received Board of Director approval to sell the business unit. On January 18, 2000, the Company's affiliates sold the common stock of JTP to an unaffiliated third party and the Company sold its interest in the preferred stock for $54,100. The Company also received $6,535 for reimbursement of expenses, $12,000 for the buyout of the management services agreements, and $3,900 for an advisory and indemnity fee. The Company will recognize an estimated gain of $70,000 on the disposition in the first quarter of 2000. As a result of the sale, the Company estimates it will owe approximately $28,000 in taxes in 2000.

For 1999, 1998 and 1997, JTP's net sales were $431,310, $310,028 and $257,010, respectively. The losses on discontinued operations in the Company's Statements of Operations for the years ended December 31, 1999, 1998 and 1997, included income tax expense of $9,269, $4,287, and $4,323, respectively.

For financial reporting purposes, the assets to be sold and liabilities to be assumed, have been classified in the Consolidated Balance Sheet as Assets of discontinued operations held for sale as follows:

December 31,

Assets: 1999 1998

Cash

Accounts receivable, net

Inventories, net

Other current assets

Property, plant, and equipment, net

Goodwill

Other assets

Total Assets

Liabilities:

Accounts payable

Accrued expenses

Advanced deposits

Other non-current liabilities

Preferred Stock

Total Liabilities

Net assets of discontinued operations

held for sale

$ 6,863 76,409 54,370 5,072 53,224 163,354 29,381 388,673 38,996 39,770 3,267 10,940 28,084 121,057 $267,616	$ 8,040 44,622 38,859 16,527 41,132 168,927 21,006 339,113 19,269 29,739 3,739 12,362 33,658 98,767 $240,346

Note 5 - Financial Recapitalization and Business Repositioning Plan ("The Plan")

Motors and Gears Holdings, Inc., along with its wholly-owned subsidiary, Motors and Gears, Inc. ("M&G"), were formed to combine a group of companies engaged in the manufacturing and sale of fractional and sub-fractional motors and gear motors primarily to customers located throughout the United States and Europe.

At the end of 1996, M&G was comprised of Merkle-Korff and its wholly-owned subsidiary, Barber-Colman, and Imperial and its wholly-owned subsidiaries, Scott, and Gear. All of the outstanding shares of Merkle-Korff were purchased by M&G in September 1995 and the net assets of Barber-Colman were purchased by Merkle-Korff in March 1996. Barber-Colman was legally merged into Merkle-Korff as of January 1, 1997 and now operates as a division of Merkle-Korff. The net assets of Imperial, Scott, and Gear were purchased by M&G, from the Company, at an arms length basis on November 7, 1996, with the proceeds from a debt offering. The purchase price was $75,656, which included the repayment of $6,008 in Imperial liabilities owed to the Company, and a contingent payment payable pursuant to a contingent earnout agreement. Under the terms of the contingent earnout agreement, 50% of Imperial, Scott and Gear's cumulative earnings before interest, taxes, depreciation and amortization, as defined, exceeding $50,000 during the five fiscal years ended December 31, 1996, through December 31, 2000, will be paid to the Company. Payments, if any, under the contingent earnout agreement will be determined and made on April 30, 2001.

As a result of this sale to M&G, the Company recognized approximately $62,700 of deferred gain at the time of sale for U.S. Federal income tax purposes, as adjusted for the value of the earnout, once finally determined. A portion of this deferred gain is reported as the M&G group reports depreciation and amortization over approximately 15 years on the step-up in basis of those purchased assets. As long as M&G remains in the Company's affiliated group, the gain reported and the depreciation on the step-up in basis should exactly offset each other. Upon any future de-consolidation of M&G from the Company's affiliated group for U.S. Federal income tax purposes, any unreported gain would be fully reported and subject to tax.

On May 16, 1997, the Company participated in a recapitalization of M&G. In connection with the recapitalization, M&G issued 16,250 shares of M&G common stock (representing approximately 82.5% of the outstanding shares of M&G common stock) to certain stockholders and affiliates of the Company and M&G management for a total consideration of $2,200 (of which $1,110 was paid in cash and $1,090 was paid through delivery of 8.0% zero coupon notes due 2007). As a result of Recapitalization, certain of the Company's affiliates and M&G management own substantially all of the M&G common stock and the Company's investment in M&G is represented solely by the Cumulative Preferred Stock of M&G (the "M&G Junior Preferred Stock"). The M&G Junior Preferred Stock represents 82.5% of M&G's stockholder voting rights and 80% of M&G's net income or loss is accretable to the Junior Preferred Stock. The Company has obtained an independent opinion as to the fairness, from a financial point of view, of the recapitalization to the Company and its public bond holders. The Company continues to consolidate M&G and its subsidiaries, for financial reporting purposes, as subsidiaries of the Company. The M&G Junior Preferred Stock discontinues its participation in M&G's earnings on the fifth anniversary of issuance. This financial consolidation and a continuing Company investment in M&G will be discontinued upon redemption of the M&G Junior Preferred Stock, or at such time as the M&G Junior Preferred Stock ceases to represent at least a majority of the voting power and a majority share in the earnings of the relevant company. As long as the M&G Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The M&G Junior Preferred Stock is mandatorily redeemable upon certain events and is redeemable at the option of M&G, in whole or in part, at any time.

The Company also expects to continue to include the subsidiaries of M&G in its consolidated group for U.S. Federal income tax purposes. This consolidation would be discontinued, however, upon the redemption of the M&G Junior Preferred Stock, which could result in recognition by the Company of substantial income tax liabilities arising out of the recapitalization. If such deconsolidation had occurred at December 31, 1999, the Company believes that the amount of taxable income to the Company attributable to M&G would have been approximately $58,500 (or approximately $23,400 of tax liabilities, assuming a 40.0% combined Federal, state, and local tax rate). The Company currently expects to offset these tax liabilities arising from deconsolidation with redemption proceeds from the M&G Junior Preferred Stock. Deconsolidation would also occur with respect to M&G if the M&G Junior Preferred Stock ceased to represent at least 80.0% of the voting power and 80.0% of the combined stock value of the outstanding M&G Junior Preferred Stock and common stock of M&G. As long as the M&G Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The value test depends on the relative values of the M&G Junior Preferred Stock and common stock of M&G. The Company believes the value test is satisfied at December 31, 1999. It is likely that by the fifth anniversary of their issuances, the M&G Junior Preferred Stock would cease to represent 80.0% of the relevant total combined stock value. It is entirely possible, however, that the 80.0% value test could fail prior to the fifth anniversary after issuance. In the event that deconsolidation for U.S. Federal income tax purposes occurs without a redemption of M&G Junior Preferred Stock, the tax liabilities discussed above would be incurred without the Company receiving the proceeds of the redemption.

Note 6 - Inventories

Inventories consist of:

Dec. 31, Dec. 31,

1999 1998

Raw materials Work-in-process Finished goods	$ 50,484 16,335 63,928 $ 130,747	$ 38,945 14,712 47,205 $ 100,862

Note 7 - Property, plant and equipment

Property, plant and equipment, at cost, consists of:

Dec. 31, Dec. 31,

1999 1998
Land Machinery and equipment Buildings and improvements Furniture and fixtures Accumulated depreciation and Amortization	$ 7,997 126,370 31,976 56,506 222,849 (114,735) $ 108,114	$ 7,012 117,118 26,655 36,904 187,689 (89,243) $ 98,446

Note 8 - Investment in affiliate

The Company holds 75.6133 shares of Class A PIK Preferred Stock of Fannie May at a face value of $1,571. The Company also holds 151.28 shares of common stock of Fannie May (representing 15.1% of the outstanding common stock of Fannie May on a fully diluted basis) at $151.

Fannie May's Chief Executive Officer is Mr. Quinn, and its stockholders include Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who are directors and stockholders of the Company, as well as other partners, principals and associates of the Jordan Company, who are also stockholders of the Company. Fannie May, which is also known as "Fannie May Candies", is a manufacturer and marketer of kitchen-fresh, high-end boxed chocolates and other confectionary items, through its 720 company-owned retail stores and through specialty sales channels. Its products are marketed under the "Fannie May Candy", "Fanny Farmer Candy", "Sweet Factory", and "Laura Secord" brand names.

In 1999, the Company made approximately $8,950 of unsecured advances to JIR Broadcast, Inc. and JIR Paging, Inc. Each of these company's Chief Executive Officer is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors. At December 31, 1998 the investment in Russian businesses was $961.

In November 1998, the Company, through Motors and Gears, invested $5,585 in Class A Preferred Stock and $1,700 in Class B Preferred Stock of JZ International, Ltd. The Company may make an additional $5,000 of investments in JZ International's Class A Preferred Stock. JZ International's Chief Executive Officer is David W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates. JZ International is a merchant bank located in London, England that is focused on making European and other international investments. The Company is accounting for the investment under the cost method. At December 31, 1999, the cost of the investment approximates market value.

During 1999, the Company made approximately $7,380 of unsecured advances to Internet Services Management Group ("ISMG"). ISMG is an internet services provider ("ISP") for approximately 85,000 customers. The Company owns 5% of the common stock of ISMG, with the remainder owned by the Company's stockholders and management of ISMG. At December 31, 1998, the investment in ISMG, then called CBD Networks, Inc., was $1,427.

Note 9 - Accrued liabilities

Accrued liabilities consist of:

Dec. 31, Dec. 31,

1999 1998
Accrued vacation

Accrued income taxes

Accrued other taxes

Accrued commissions

Accrued interest payable

Accrued payroll and payroll taxes

Insurance reserve

Accrued management fees

Accrued deferred financing fees

Accrued other expenses

$ 3,032 3,115 1,741 1,802 18,286 4,772 3,904 7,179 - 19,468 $63,299	$ 2,069 1,891 1,509 1,723 10,907 3,624 2,789 - 4,091 13,975 $ 42,578

Note 10 - Operating leases

Certain subsidiaries lease land, buildings, and equipment under non-cancellable operating leases.

Total minimum rental commitments under non-cancellable operating leases at December 31, 1999 are:

2000 2001 2002 2003 2004 Thereafter	10,084 8,064 5,603 4,309 2,408 3,848 $34,316

Rental expense amounted to $13,465, $8,339 and $5,354 for 1999, 1998 and 1997, respectively. Rental expense increased in 1999 due to the acquisitions in 1998 and 1997.

Note 11 - Benefit plans and Pension plans

Certain of the Company's subsidiaries participate in the JII 401(k) Savings Plan (the "Plan"), a defined-contribution plan for salaried and hourly employees. In order to participate in the Plan, employees must be a least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of their before-tax wages into the Plan. In addition to the JII 401(k) Plan, certain subsidiaries have additional defined contribution plans in which employees may participate. The Company made contributions to these plans totaling approximately $1,729, $1,457 and $749 for the years ended December 31, 1999, 1998 and 1997, respectively.

FIR, a Motors & Gears subsidiary, provides for a severance liability for all employees at 7.4% of each respective employee's annual salary. In addition, the amount accrued is adjusted each year according to an official index (equivalent to 0.75% of the retail price index). This obligation is payable to employees when they leave the employ of the Company and approximated $2,900 and $3,069 at December 31, 1999 and 1998, respectively.

The Company has two defined benefit pension plans, both at Alma, which was acquired in 1999 and covers substantially all of the employees of that subsidiary. In accordance with Statement of Financial Standards No. 132, the following table sets forth the change in benefit obligations, change in plan assets and net amount recognized as of December 31, 1999.

Change in Benefit Obligation:

Benefit obligation at beginning of period

Service cost

Interest cost

Actuarial gain

Benefits paid

Benefit obligations at end of period

Change in Plan Assets:

Fair value of plan assets at beginning of period

Actual return on assets

Benefits paid

Fair value of plan assets at end of period

Funded status

Unrecognized net gain

Accrued benefit cost

$11,231 352 533 (1,145) (283) $10,688 $10,616 872 (283) $11,205 $ 516 (1,416) $ (900)

Net periodic pension expense included the following components for the period ended December 31, 1999:

Service cost Interest cost Expected return on plan assets Net periodic pension expense	$ 352 533 (601) $ 284

The following assumptions were used in determining the actuarial present value of the projected benefit obligations as of December 31, 1999:

Discount rate Average annual salary increase Expected long term rate of return on plan assets	7.75% 4.50% 8.00%

Note 12 - Debt

Long-term debt consists of:

December 31, December 31,

1999 1998

Revolving Credit Facilities (A)

Notes payable (B)

Subordinated promissory note (C)

Capital lease obligations (D)

Bank Term Loans (E)

Senior Notes (F)

Senior Subordinated Discount Debentures (F)

Less current portion

$ 190,387 - 37,942 24,401 4,606 732,483 277,912 1,267,731 424,520 $ 843,211	$ 164,000 623 33,500 25,463 3,475 582,724 247,821 1,057,606 3,279 $1,054,327

Due to the sale of JTP in January 2000, all of JTP's debt that was repaid at the time of the sale has been classified as "current" as of December 31, 1999. Any debt that was not repaid at closing was assumed by the buyer. JTP debt included in the current portion of long term debt was $413,649 at December 31, 1999.

Aggregate maturities of long-term debt at December 31, 1999 are as follows:

2000 2001 2002 2003 2004 Thereafter	$ 424,520 37,786 66,057 23,765 3,657 711,946 $1,267,731

A. At December 31, 1999, the Company had borrowings outstanding on lines of credit totaling $190,387.

On July 14, 1999, the Company amended and restated its revolving credit facility increasing the facility from $75,000 to $85,000. Interest on borrowings is at BankBoston's base rate plus an applicable margin or, at the Company's option, the rate at which BankBoston's Eurodollar lending office is offered dollar deposits (Eurodollar Rate) plus an applicable margin (9.0% and 8.0%, respectively, at December 31, 1999). The facility, which matures on June 29, 2002, is used for working capital and acquisitions. At December 31, 1999, Jordan Industries, Inc. had outstanding borrowings of $ 53,000 ($50,000 of borrowings at December 31, 1998). The facility is secured by substantially all of the assets of the Restricted Subsidiaries. The Company must comply with certain financial covenants as specified in the revolver agreement, and at December 31, 1999, the Company is in compliance with such covenants.

Motors and Gears, Inc. has available a long-term line of credit from Bankers Trust Company in the amount of $75,000. Outstanding borrowings carry a floating note of Libor plus 2.25%(8.75% at December 31, 1999) or base rate plus 1.25% (9.75% at December 31, 1999). M&G had $28,000 of outstanding borrowings under this credit agreement at December 31, 1999 ($41,000 at December 31, 1998). The Motors & Gears credit agreement expires November 7, 2001.

Welcome Home is obligated under an Amended and Restated Loan and Security Agreement with Fleet which provides for maximum borrowings of $15,000. Initial interest rates are Eurodollar rate plus 3.25% or Fleet's Base Rate plus 1.25%. These rates decrease upon Welcome Home meeting certain operating performance benchmarks. The agreement is secured by essentially all the assets of Welcome Home, includes covenants standard for this type of financing, and expires October 29, 2003. At December 31, 1999, borrowings outstanding under the Amended and Restated Loan and Security Agreement were $4,287.

  Notes payable were due in monthly or quarterly installments and bore interest at rates ranging from 3.0% to 17.0%. Certain assets of the subsidiaries were pledged as collateral for the loans.

C. Subordinated promissory notes payable are due to minority interest shareholders and former shareholders of certain subsidiaries in annual installments through 2004, and bear interest ranging from 8% to 9%. The loans are unsecured.

  Interest rates on capital leases range from 3.9% to 14.5% and mature in installments through 2005.

The future minimum lease payments as of December 31, 1999 under capital leases consist of the following:

2000 2001 2002 2003 2004 Thereafter Total Less amount representing interest Present value of future minimum lease payments	$10,873 3,985 3,559 9,453 1,413 86 29,369 (4,968) $24,401

The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 1999.

  Bank term loans consist of a mortgage on the Pamco facility, which bears interest at 8.2% and is due in monthly installments through 2003. The mortgage is secured by the Pamco facility. There is also a mortgage on the Deflecto facility which bears interest at .25% below prime rate and is due in 2028.

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

In July 1993 the Company issued $133,075 11 3/4% Senior Subordinated Discount Debentures, ("Discount Debentures") due 2005. The Discount Debentures were issued at a substantial discount from the principal amount. The interest on the Discount Debentures would have been payable in cash semi-annually on February 1 and August 1 of each year beginning in 1999.

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

The 2009 Debentures are redeemable for 105.875% of the accreted value from April 1, 2002 to March 31, 2003, 102.937% from April 1, 2003 to March 31, 2004 and 100% from April 1, 2004 and thereafter plus any accrued and unpaid interest from April 1, 2002 to the redemption date if such redemption occurs after April 1, 2002. The fair value of the 2009 Debentures was $143,404 at December 31, 1999. The fair value was calculated using the 2009 Debentures' December 31, 1999 market price multiplied by the face amount. The 2009 Debentures are not secured by the assets of the Company.

In July 1997, the Company issued $120,000 10 3/8% Senior Notes due 2007 ("2007 Seniors"). These notes bear interest at a rate of 10 3/8% per annum, payable semi-annually in cash on February 1 and August 1 of each year.

The 2007 Seniors are redeemable for 105.188% of the principal amount from August 1, 2002 to July 31, 2003, 102.594% from August 1, 2003 to July 31, 2004 and 100% from August 1, 2004 and thereafter plus any accrued and unpaid interest to the date of redemption.

The fair value of the 2007 Seniors was $120,000 at December 31, 1999. The fair value was calculated using the 2007 Seniors' December 31, 1999 market price multiplied by the face amount. The 2007 Seniors are not secured by the assets of the Company.

In March 1999, the Company issued $155,000 of 10 3/8% Series C Senior Notes due 2007 ("New 2007 Seniors"). These notes have the identical interest and redemption terms as the 2007 Seniors. The notes were issued at a discount of 96.62% of face value including accrued interest, resulting in net cash to the Company of $149,761.

The fair value of the New 2007 Seniors was $155,000 at December 31, 1999. The fair value was calculated using the Notes' December 31, 1999 market price multiplied by the face amount. The New 2007 Seniors are not secured by the assets of the Company.

On February 23, 1998, Motors and Gears completed an exchange offer under which $270,000 of 10 3/4% Seris D Senior Notes ("D Notes") were exchanged for the $170,000 of Senior Notes and the $100,000 of Senior Notes. The terms of the new Motors and Gears Notes are substantially identical to the terms of the old Motors and Gears Notes. Interest on the M&G Senior Notes is payable in arrears on May 15 and November 15. The notes are redeemable at the option of the Company, in whole or in part, at anytime on or after November 15, 2001.

The fair value of the M&G Senior Notes at December 31, 1999 was $267,300. The fair value was calculated using the M&G Senior Notes' December 31, 1999 market price multiplied by the face amount. The M&G Senior Notes are not secured by the assets of Motors and Gears, Inc., Motors and Gears Holdings, Inc, or the Company and mature on November 15, 2006.

JTP had outstanding borrowings of $105,100 under a revolving credit agreement, $301,049 of public bonds, and $7,500 of subordinated seller notes outstanding at December 31, 1999. All of these outstanding borrowings were repaid in connection with the sale of JTP on January 18, 2000.

The Indentures relating to the Senior Notes, the Discount Debentures, the new 2007 Seniors, the 2007 Seniors and the 2009 Debentures restrict the ability of the Company to incur additional indebtedness at its restricted subsidiaries. The Indentures also restrict: the payment of dividends, the repurchase of stock and the making of certain other restricted payments; restrictions that can be imposed on dividend payments to the Company by its subsidiaries; significant acquisitions; and certain mergers or consolidations. The Indentures also require the Company to redeem the Senior Notes, the Discount Debentures, the new 2007 Seniors, the 2007 Seniors and the 2009 Debentures upon a change of control and to offer to purchase a specified percentage of the Senior Notes, the Discount Debentures, the 2007 Seniors and the 2009 Debentures if the Company fails to maintain a minimum level of capital funds (as defined).

The Indenture governing Motors and Gears Senior Notes contains certain covenants which, among other things, restricts the ability of Motors and Gears to incur additional indebtedness, to pay dividends or make other restricted payments, engage in transaction with affiliates, to complete certain mergers or consolidations, or to enter into certain guarantees of indebtedness.

The Company is, and expects to continue to be, in compliance with the provisions of these Indentures.

Included in interest expense is $4,679, $3,595 and $3,200 of amortization of debt issuance costs for the years ended December 31, 1999, 1998 and 1997, respectively.

Note 13 - Income taxes

The provision for income taxes consists of the following:

Year ended December 31,

1999 1998 1997

Current:

Federal

Foreign

State and Local

Deferred

Total

Deferred income taxes consist of:

Deferred tax liabilities:

Intangibles

Tax over book depreciation

Intercompany tax gains

Acquisition related liabilities

Other

Total deferred tax liabilities

Deferred tax assets:

NOL carryforwards

Stock Appreciation Rights Agreements

Accrued interest on discount debentures

Pension obligation

Vacation accrual

Uniform capitalization of inventory

Investment in partnership

Allowance for doubtful accounts

Foreign NOL's

Deferred financing fees

Intangibles

Book over tax depreciation and

inventory reserve

Medical claims reserve

Accrued commissions

Other

Total deferred tax assets

$3,111 4,793 3,606 11,510 (12,542) $ (1,032)	$1,049 612 2,009 3,670 205 $3,875 Dec. 31, 1999 $ 9,631 9,000 - 5,400 1,440 $25,471 $18,325 18 15,553 954 940 2,374 - 3,847 - 686 922 4,727 1,067 473 4,546 $54,432	$ - 57 2,195 2,252 - $ 2,252 Dec. 31, 1998 $6,966 8,016 37,400 - 398 $52,780 $34,340 2,264 13,510 601 1,109 2,147 282 1,257 3,230 742 1,573 3,596 872 285 2,755 $68,563

Valuation allowance for deferred tax assets Net deferred tax assets Net deferred tax liabilities (assets)	$ (13,110) $ 41,322 $ (15,851)	$ (12,474) $ 56,089 $ (3,309)

The increase in the valuation allowance during 1999 and 1998 was $636 and $564, respectively. During 1999, the Company recognized a gain on the deconsolidation of JTP, for federal income tax purposes, of approximately $104,000 which resulted in the Company's utilization of net operating loss carryforwards.

The continuing operations provision (benefit) for income taxes differs from the amount of income tax benefit computed by applying the United States federal income tax rate to loss before income taxes, including the extraordinary loss. A reconciliation of the differences is as follows:

Year ended December 31,

1999 1998 1997

Computed statutory tax benefit

Increase (decrease) resulting from:

Foreign subsidiary losses

Amortization of goodwill

Disallowed meals and entertainment

State and local tax

Increase in valuation allowance

Other items, net

Provision (benefit) for income taxes

$ (3,253) - 1,354 273 (164) 636 122 $ (1,032)	$ (3,819) 612 1,873 265 3,397 564 983 $ 3,875	$(2,584) 727 1,404 295 772 711 927 $ 2,252

As of December 31, 1999, the consolidated loss carryforwards are approximately $9,000 and $2,500 for regular tax and alternative minimum tax purposes, respectively, and expire in various years through 2014.

Note 14 - Sale of Subsidiaries

On March 19,1999 the Company sold its assets in the Consolidated Plumbing Industries ("CPI" or "Retube") division of Dura-Line for $3,389. There was no gain or loss associated with the sale. CPI's product is used to replace copper water pipe in homes.

On November 9, 1999, the Company sold the net assets of Parsons Precision Products ("Parsons") for $22,000. Parsons is a manufacturer of titanium hot-formed products for the aerospace industry. The Company recorded a gain of $10,037 associated with the sale.

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

Note 15 - Related party transactions

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

An individual who is a shareholder, Director, General Counsel and Secretary for the Company is also a partner in a law firm used by the Company. The firm was paid $2,700, $1,078 and $1,812 in fees and expenses in 1999, 1998 and 1997, respectively. The rates charged to the Company were at arms-length.

On July 25, 1997, a previous agreement, with TJC Management Corporation ("TJC") was amended and restated. Under the new agreement, the Company pays TJC a $750 quarterly fee. Under these agreements the Company accrued fees to TJC of $3,000, $3,000 and $2,955 in 1999, 1998 and 1997, respectively. This agreement was amended again in December 1999. Effective January 1, 2000, the Company pays TJC a $250 quarterly fee.

On July 25, 1997, a previous agreement with TJC was amended and restated. Under the new agreement, the Company pays TJC an investment banking fee of up to 1%, based on the aggregate consideration paid, for its assistance in acquisitions undertaken by the Company or its subsidiaries, and a financial consulting fee not to exceed 0.5% of the aggregate debt and equity financing that is arranged by the Jordan Company, plus the reimbursement of out-of-pocket and other expenses. The Company paid $1,176, $3,000 and $5,075 in 1999, 1998 and 1997, respectively, to the Jordan Company for their fees in relation to acquisition and refinancing activities.

In 1999, the Company made approximately $8,950 of unsecured advances to JIR Broadcast, Inc. and JIR Paging, Inc., each of which is located in Russia. Each of these company's Chief Executive Officer is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors.

In November 1998, the Company, through Motors and Gears, invested $5,585 in Class A Preferred Stock and $1,700 in Class B Preferred Stock of JZ International, Ltd. The Company may make an additional $5,000 of investments in JZ International's Class A Preferred Stock. JZ International's Chief Executive Officer is David W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates. JZ International is a merchant bank located in London, England that is focused on making European and other international investments. The Company is accounting for the investment under the cost method. At December 31, 1999, the cost of the investment approximates market value.

During 1999, the Company made approximately $7,380 of unsecured advances to Internet Services Management Group ("ISMG"). ISMG is an internet services provider ("ISP") for approximately 85,000 customers. The Company owns 5% of the common stock of ISMG, with the remainder owned by the Company's stockholders and management of ISMG.

In 1999, the Company made approximately $7,300 of unsecured advances to a subsidiary of Healthcare Products Holdings, Inc. (Healthcare Group) for working capital purposes. In addition in 1999 the Company has funded approximately $1,655 of operating expenses for the Healthcare Group which are included in advances of affiliates at December 31, 1999. The $7,300 of advances have been fully reserved for by the Company due to the uncertainty associated with the ultimate collection of these amounts. The charge has been included in management fees and other in 1999.

Note 16 - Capital stock

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

On January 20, 1989, the Company, in exchange for three thousand five hundred dollars, sold warrants to acquire 3,500 shares of its common stock to Mezzanine Capital & Income Trust 2001, PLC ("MCIT"), which has been renamed JZ Equity Partners PLC ("JZEP"), a publicly traded U.K. investment trust, in which principal stockholders of the Company also hold capital and income shares. These warrants were sold in conjunction with MCIT's purchase of $7,000 of Senior Subordinated Notes. Each Warrant entitled the holder to purchase one share of the Company's common stock at a price of $4.00 (dollars). These warrants were exercised in 1997.

On April 3, 1997, the Company issued an additional 1,500 shares of stock for $135 cash to an employee. The common stock was valued at $1,005, therefore a charge of $870 has increased the Company's loss before income taxes, minority interest, equity in investee and extraordinary items.

Note 17 - Preferred Stock

In May 1997, Motors and Gears Holdings, Inc., a majority-owned subsidiary of the Company, issued $1,500 of senior, non-voting 8.0% cumulative preferred stock to its minority shareholders.

Note 18 - Business segment information

The Company's business operations are classified into six business segments: Speciality Printing and Labeling, Jordan Speciality Plastics, Jordan Auto Aftermarket, Capita Technologies, Motors and Gears, and Consumer and Industrial Products. As of July 21, 1999, Welcome Home is consolidated in the Company's results of operations and is included in the Consumer and Industrial Products segment. (See note 3)

Speciality Printing and Labeling includes production and distribution of calendars and distribution of corporate recognition, promotion, and specialty advertising products by SPAI; manufacture of pressure sensitive label products for the electronics OEM market by Valmark,; manufacture of a wide variety of printed tape and labels by Pamco; and manufacture of printed folding cartons and boxes, insert packaging and blister pack cards at Seaboard.

Jordan Speciality Plastics includes the manufacturing of point-of purchase advertising displays by Beemak; manufacture and marketing of safety reflectors, lamp components, bicycle reflector kits, colorants and emergency warning triangles by Sate-Lite; design, manufacture, and marketing of plastic injection-molded products for mass merchandisers, major retailers, and large wholesalers and manufacture of extruded vinyl chairmats for the office products industry by Deflecto.

Jordan Auto Aftermarket includes the remanufacturing of transmission sub-systems for the U.S. automotive aftermarket by Dacco and the remanufacturing and manufacturing of transmission sub-systems and the manufacturing of clutch and discs and air conditioning compressors for the U.S. automotive aftermarket at Alma.

Capita Technologies includes software application development and customization consulting, software implementation consulting, and business-to-business e-commerce consulting.

Motors and Gears includes the manufacture of speciality purpose electric motors for both industrial and commercial use by Imperial; precision gears and gearboxes by Gear; AC and DC gears and gear motors and sub-fractional AC and DC motors and gear motors for both industrial and commercial use by Merkle-Korff and FIR; and electronic motion control systems for use in industrial and commercial processes such as conveyor systems, packaging systems, elevators and automated assembly operations by ED&C and Motion Control.

Consumer and Industrial Products includes the publishing of Bibles and the distribution of Bible, religious books, and recorded music by Riverside; the manufacturing and importing of decorative home furnishing accessories by Cape; the specialty retailing of gifts and decorative home accessories by Welcome Home; and manufacture of orthopedic supports and pain reducing medical devices at Cho-Pat.

Measurement of Segment Operating Income and Segment Assets

The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those describes in Note 2 - Significant Accounting Policies.

Inter-segment sales exist between Cape and Welcome Home as well as between Sate Lite and Deflecto. These sales were eliminated in consolidation and are not presented in segment disclosures. No single customer accounts for 10% or more of segment or consolidated net sales.

Operating income by business segment is defined as net sales less operating costs and expenses, excluding interest and corporate expenses.

Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, equipment, notes receivable from affiliates and deferred debt issuance costs.

The operating results and assets of entities acquired during the three year period are included in the segment information since their respective dates of acquisition. The operating results of JTP have not been included in the segment information below as this business has been classified as a discontinued operation. However, the assets of JTP have been included as part of identifiable assets.

Factors Used to Identify the Enterprise's Reportable Segments

The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

Summary financial information by business segment is as follows:

Year ended December 31,

1999 1998 1997 Net Sales:

Speciality Printing and Labeling

Jordan Specialty Plastics

Jordan Auto Aftermarket

Capita Technologies

Motors and Gears

Consumer and Industrial Products

Total

Operating income (loss):

Speciality Printing and Labeling

Jordan Specialty Plastics

Jordan Auto Aftermarket

Capita Technologies

Motors and Gears

Consumer and Industrial Products

Total business segment operating income

Corporate expense

Total consolidated operating income

Depreciation and Amortization:

(Including the amortization of goodwill and intangibles):

Speciality Printing and Labeling

Jordan Specialty Plastics

Jordan Auto Aftermarket

Capita Technologies

Motors and Gears

Consumer and Industrial Products

Total business segment amortization and depreciation

Corporate

Total consolidated depreciation and amortization

Capital expenditures:

Speciality Printing and Labeling

Jordan Specialty Plastics

Jordan Auto Aftermarket

Capita Technologies

Motors and Gears

Consumer and Industrial Products

Corporate

Total capital expenditures

$117,678

86,284

131,935

10,207

307,877

122,881

$776,862

$ 7,638

4,319

16,675

(2,633)

50,597

7,867

$ 84,463

(17,749)

$ 66,714

$ 4,563

5,174

3,100

559

14,594

3,228

31,218

5,492

$ 36,710

$ 2,416

4,006

1,280

178

5,540

1,466

1,002

$ 15,888

$120,160

71,568

65,387

-

275,833

100,631

$633,579

$ 8,259

4,654

10,531

-

42,324

6,574

$ 72,342

(14,365)

$ 57,977

$ 4,949

4,693

1,129

-

12,727

2,421

25,919

4,243

$ 30,162

$ 1,886

3,607

665

-

5,175

1,002

2,542

$ 14,877

$119,346

24,038

61,202

-

148,669

96,847

$450,102

$ 8,540

2,490

9,081

-

27,684

5,364

$ 53,159

(13,938)

$ 39,221

$ 5,284

2,291

892

-

9,015

3,395

20,877

3,509

$ 24,386

$ 1,906

1,172

426

-

1,649

928

1,346

$ 7,427

Year ended December 31,

1999 1998 1997

Identifiable assets:

Speciality Printing and Labeling

Jordan Specialty Plastics

Jordan Auto Aftermarket

Capita Technologies

Motors and Gears

Telecommunication Products

Consumer and Industrial Products

Total consolidated business segment assets of continuing operations

Corporate assets

Assets of discontinued operations

Total consolidated identifiable assets

$102,061 104,086 146,835 37,066 383,790 - 59,624 833,462 65,262 267,616 $1,166,340	$101,916 88,142 43,430 - 389,997 - 55,502 678,987 36,072 240,346 $955,405	$104,979 21,707 41,950 - 336,558 328,509 64,293 897,996 32,235 - $930,231

Summary financial information by geographic

area is as follows: Year ended December 31,

Net sales to unaffiliated customers: 1999 1998 1997

United States Foreign Total Identifiable assets: United States Foreign Total	$710,193 66,669 $776,862 $104,375 11,968 $116,343	$589,921 43,658 $633,579 $ 90,447 7,999 $ 98,446	$435,345 14,757 $450,102 $ 64,663 5,075 $ 69,738

Note 19 - Acquisitions and formation of subsidiaries

On December 20, 1999, the Company purchased the stock of Yearntree, Ltd. ("Yearntree") for $3,289. Yearntree is a manufacturer of injection molded office products in the United Kingdom. The purchase was financed with cash of $2,681 and assumed debt of $608. The purchase price allocation has not been completed at this time.

On October 29, 1999, the Company completed the formation of Jordan Auto Aftermarket, Inc. ("JAAI"). JAAI was formed as a Restricted Subsidiary under the Company's Indenture. The Company sold the stock of DACCO and Alma (see below) to JAAI for $75,000 of JAAI Preferred Stock, which accretes at plus or minus 97.5% of the cumulative JAAI net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the end of year five, (unless redemption is prohibited by a JAAI or Company debt covenant). The Company will also keep its intercompany note with DACCO ($17.0 million at October 29, 1999). The Company has sold these subsidiaries in order to establish them as more independent, stand-alone, industry-focused companies, and to allow the Company's stockholders and employees to invest directly in JAAI.

On October 15, 1999, the Company completed the formation of Capita Technologies, Inc. ("Capita"). Capita was formed as a Restricted Subsidiary under the Company's Indenture. The Company sold the stock of Protech and GDI (see below) to Capita for $1,000 of Capita Preferred Stock, which accretes at plus or minus 51% of the cumulative Capita net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the end of year five, (unless such redemption is prohibited by a Capita or Company debt covenant), and a $2.6 million note. The Company will keep its intercompany notes with Protech ($13.2 million at October 15, 1999)and GDI ($16.8 million at October 15, 1999). The Company has sold these subsidiaries in order to establish them as more independent, stand-alone, industry-focused companies, and to allow the Company's stockholders and employees to invest directly in Capita.

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

On July 30, 1999, the Company purchased Tele-Flow, Inc. ("Tele-Flow") for $3,400. Tele-Flow is a manufacturer of polystyrene plastic injection molded heating, ventilation and air conditioning ("HVAC") registers, air diffusers and flexible air ducts. The purchase price was allocated to working capital of $232, property, plant, and equipment of $1,811 and non-current liabilities of ($185), resulting in an excess purchase price over identifiable assets of $1,542.

On July 1, 1999, the Company acquired Supreme Die Cutting, Inc. ("Supreme"). Supreme is a manufacturer of folding cartons and specialty paperboard products. The purchase price of $514 including costs directly related to the transaction, was allocated to inventory of $50 and property, plant and equipment of $450, and resulted in an excess purchase price over identifiable assets of $14.

On April 2, 1999, the Company purchased the net assets of Protech Systems, Inc.("Protech") for $12,500. Protech is an information technology consulting company that provides software application development and customization. The purchase price has been preliminarily allocated to working capital of $2,095, property and equipment of $213, and non-current liabilities of $(641), resulting in an excess purchase price over identifiable assets of $10,833. The acquisition was financed with cash from the Company's credit line and a $500 subordinated seller note.

On March 22, 1999, the Company purchased Alma Products ("Alma") for $86,166 including costs directly related to the transaction. Alma is comprised of three primary product lines: (i) high quality remanufactured torque converters used to supply warranty replacements for auto transmissions originally sold to Ford, Chrysler, John Deere and Caterpillar, (ii) new and remanufactured air conditioning compressors for original equipment manufacturers including Ford, Chrysler, and General Motors, and (iii) new and remanufactured clutch and disc assemblies used in standard transmissions sold primarily to Ford. The purchase price of $88,084 is made up of cash of $85,995 and the assumption of $2,089 long-term liability for retiree healthcare benefits. The purchase price was allocated to working capital of $18,722, property, plant and equipment of $9,455, retiree healthcare benefit obligations of ($2,089), and resulted in an excess purchase price over net identifiable assets of $59,907.

The acquisition of Alma was financed with a $155,000 "tack-on" bond offering at 10 3/8% coupon. The bonds were sold at 96.62% of par and mature in August 1, 2007. The net cash to the Company was $149,761. The Company used the proceeds from the offering to purchase Alma and to repay outstanding borrowings on its revolving credit facility.

On February 9, 1998, the Company completed the formation of Jordan Specialty Plastics, Inc. ("JSP"). JSP was formed as a Restricted Subsidiary under the Company's Indenture. The Company sold the stock of Beemak and Sate-Lite to JSP for $11,500 of Preferred Stock, which accretes at plus or minus 97.5% of the cumulative JSP net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the end of year five. The Company will also keep its inter-company notes with Sate-Lite ($1.2 million at January 31,1998)and Beemak($9.8 million at January 31, 1998). The Company has sold these subsidiaries in order to establish them as more independent, stand-alone, industry-focused companies, and to allow the Company's stockholders and employees to invest directly in JSP.

On February 11, 1998, JSP purchased all of the common stock of Deflecto Corporation ("Deflecto"). Deflecto designs, manufactures and markets plastic injection molded products such as office supplies, hardware products and houseware products.

The purchase price of $43,000, including costs directly related to the transaction, was allocated to working capital of $8,598, property, plant and equipment of $6,346, other long-term assets and liabilities of $(1,942), and resulted in an excess purchase price over net identifiable assets of $29,998. The acquisition was financed with cash from the Jordan Industries, Inc. credit line and a $5,000 subordinated seller note.

On February 26, 1998, JSP purchased all of the net assets of Rolite Plastics, Inc. Rolite is a manufacturer of extruded vinyl chairmats for the office products industry.

The purchase price of $6,000 including costs directly related to the transaction, was allocated to working capital of $483, property, plant and equipment of $754, and resulted in an excess purchase price over net identifiable assets of $4,763. The acquisition was financed with cash and a $900 subordinated seller note. Rolite operates as a division of Deflecto.

On May 15, 1998, Motors and Gears Industries, Inc. ("Motors and Gears")acquired all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliated corporations (collectively "ADC") for $59,157. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $9,345; property and equipment of $4,088; covenants not to compete of $662; other long-term assets and liabilities of $(51); and resulted in an excess purchase price over net identifiable assets of $45,113. ADC designs and manufactures special purpose, custom designed motors for use in electric lift trucks, power sweepers, electric utility vehicles, golf carts, electric boats, and other niche products. ADC also designs and manufactures its own production equipment as well as electric motor components known as commutators.

On December 31, 1998, Motors and Gears, through its wholly-owned subsidiary Imperial, acquired all of the outstanding stock of Euclid Universal Corporation ("Euclid") for $2,039. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $772, property, plant and equipment of $953, and other non-current assets and liabilities of $(498), resulting an excess purchase price over net identifiable assets of $812. Euclid designs and manufactures speed reducers, custom gearing, right angle gearboxes and trans-axles for use in a wide array of industries including material handling, healthcare and floor care. Euclid has strong technical expertise in the areas or worm, spur and helical gearing.

Unaudited pro forma information with respect to the Company as if the 1999 acquisitions and divestitures had occurred on January 1, 1999 and 1998 and as if the 1998 acquisitions and divestitures had occurred on January 1 1998, is as follows:

Year Ended December 31,

1999 1998

Net sales Net (loss) income before extraordinary items Net (loss) income	$815,962 (3,284) $(2,705)	$783,730 (8,904) $(23,743)

Note 20 - Compensation Agreements

Effective October, 1 1996, the Company voluntarily agreed to pay to an executive $3,876 in view of his contributions to the Company, including identifying and analyzing acquisition candidates for the Company and providing strategic advice to the Board of Directors of the Company. The Company paid the executive $860 during 1999, and $860 during 1998, thus satisfying the Company's remaining obligation under this agreement.

Note 21 - Additional Purchase Price Agreements

The Company has a contingent purchase price agreement relating to its acquisition of Deflecto in 1998. The plan is based on Deflecto achieving certain earnings before interest and taxes and is payable on April 30, 2008. If Deflecto is sold prior to April 30, 2008, the plan is payable 120 days after the transaction.

The Company has a deferred purchase price agreement relating to its acquisition of Yearntree in December 1999. The agreement is based on Yearntree achieving certain agreed upon cumulative net income before interest and taxes for the 24 months beginning January 1, 2000 and ending December 31, 2001. The agreement is payable 30 days after the receipt of the December 31, 2001 audited financial statements.

The Company also has a deferred purchase price agreement relating to its acquisition of Teleflow in July 1999. The agreement is based upon Teleflow achieving certain agreed upon earnings before interest, taxes, depreciation, and amortization for each year through the year ended December 31, 2002. At December 31, 1999, $500 has been accrued related to this agreement.

Motors and Gears has an additional purchase price agreement relating to its acquisition of Advanced DC in May 1998. The terms of this agreement provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. Subject to the terms and conditions of the agreement, the Company will make payments to the sellers on or before April 1st immediately following the respective fiscal year during which each such contingent payment is earned. The contingent payments apply to operations of fiscal years 1998 and 1999. Motors & Gears made a payment of $3,200 to the previous shareholders of Advanced DC in March 1999 related to this agreement, and expects to make an additional payment of $3,200 in 2000.

Motors & Gears also has a contingent purchase price agreement relating to its acquisition of Motion Control on December 18, 1997. The terms of the Motion Control acquisition agreement provides for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. The agreement becomes exercisable in 2003 and payments, if any, under the contingent agreement will be placed in a trust and paid out in cash in equal annual installments over a four year period.

Note 22 - Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Note 23 - Subsequent events

In December 1999, Motors & Gears, through its wholly-owned subsidiary FIR, acquired certain net assets of the L'Europea Electric Hoist division ("L'Europea") from Pramac Industriale for approximately $5,200.

L'Europea hoists are electric pulleys and elevators used for lifting applications mainly found at construction sites. As FIR's operations are included for periods ending two months prior to the Company's year-end and interim periods (see Note 2) the effects of this transaction are not included in the Company's 1999 results.

On January 7, 2000, the Company purchased Aurora Products ("Aurora"), an information technology consulting company, for $5,000. The acquisition was financed with $4,500 of cash and a $500 subordinated seller note. Aurora provides software application development and customization and will become part of the Capita Technologies segment.

On March 14, 2000, the Company purchased Online Environs, Inc. ("Online Environs"), an international internet business solutions developer and consultant, for $4,500. The acquisition was financed with $3,000 in cash and a $1,500 subordinated seller note. Online Environs' digital communications solutions are designed to help clients increase sales, improve communications, and create and enhance business identities over the internet, commonly known as eBusiness.

On March 23, 2000, the Company purchased Bellevue Data Communications, Inc. ("Bellevue") for $4,000. The acquisition was financed with $3,700 in cash and a $300 subordinated seller note. Bellevue specializes in providing internet and information technologies to enhance its customers markets, information assets and productivity. This process is accomplished by linking databases to web sites in order to collect new information or convert existing databases to web ready applications for public viewing with secure administrative interfacing.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following sets fourth the names and ages of each of the Company's directors and executive officers and the positions they hold at the Company:

Name Age Position with the Company
John W. Jordan II Thomas H. Quinn Joseph S. Steinberg David W. Zalaznick Jonathan F. Boucher G. Robert Fisher	525256444360	Chairman of the Board of Directors and Chief Executive Officer.

Director, President and Chief Operating Officer.

Director.

Director.

Director, Vice President & Assistant Secretary.

Director, General Counsel and Secretary.

Each of the directors and executive officers of the Company will serve until the next annual meeting of the stockholders or until their death, resignation or removal, which ever is earlier. Directors are elected annually and executive officers for such terms as may be determined by the Company's board of directors(the "Board of Directors").

Set fourth below is a brief description of the business experience of each director and executive officer of the Company.

Mr. Jordan has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since 1988. Mr. Jordan is a managing partner of The Jordan Company, a private merchant banking firm which he founded in 1982. Mr. Jordan is also a director of Ameriking, Inc., Carmike Cinemas, Inc., Archibald Candy Corporation, GFSI Inc., GFSI Holdings, Inc., Motors and Gears, Inc., Rockshox, Inc., Welcome Home and Apparel Ventures, Inc., as well as other privately held companies.

Mr. Quinn has served as a director, President and Chief Operating Officer of the Company since 1988. From November 1985 to December 1987, Mr. Quinn was Group Vice President and a corporate officer of Baxter International ("Baxter"). From September 1970 to November 1985, Mr. Quinn was employed by American Hospital Supply Corporation ("American Hospital"), where he was a Group Vice President and corporate officer when American Hospital was acquired by Baxter. Mr. Quinn is also the Chairman of the Board and Chief Executive Officer of Archibald Candy Corporation, Chairman of the Board of Motors and Gears, Inc. as well as a director of Welcome Home and other privately held companies.

Mr. Steinberg has served as a director of the Company since 1988. Since 1979, Mr. Steinberg has been the President and a director of Leucadia National Corporation, a holding company. He is also a Trustee of New York University.

Mr. Zalaznick has served as a director of the Company since June 1997. Since 1982, Mr. Zalaznick has been a managing partner of The Jordan Company. Mr. Zalaznick is also a director of Carmike Cinemas, Inc., Ameriking, Inc., Marisa Christina, Inc., Motors and Gears, Inc., GFSI Inc., GFSI Holdings Inc. and Apparel Ventures, Inc., as well as other privately held companies.

Mr. Boucher has served as a Vice President, Assistant Secretary and a director of the Company since 1988. Since 1983, Mr. Boucher has been a partner of The Jordan Company. Mr. Boucher is also a director of Motors and Gears, Inc. as well as several other privately held companies.

Mr. Fisher has served as a director, General Counsel and Secretary since 1988. Since February 1999, Mr. Fisher has been a member of the law firm of Sonnenschein, Nath & Rosenthal, a firm that represents the Company in various legal matters. From June 1995 until February 1999, Mr. Fisher was a member of the law firm of Bryan Cave LLP. For the prior 27 years Mr. Fisher was a member of the law firm of Smith, Gill, Fisher & Butts, P.C., which combined with Bryan Cave LLP in June 1995.

Item 11. EXECUTIVE COMPENSATION

The following table shows the cash compensation paid by the Company, for the three years ended December 31, 1999, for services in all capacities to the President and Chief Operating Officer of the Company.

Summary Compensation Table(1)

Annual Compensation

Name and Principal Position Year Salary Bonus Other Compensation

John W. Jordan II, Chief Executive Officer(2) Thomas H. Quinn, President and Chief Operating Officer	199919981997200000000000	- - - 700,000 600,000 500,000	- - - 1,906,150 1,402,950 2,392,524	- - - - 36,865 870,000(3)

  The aggregate number of shares of restricted Common Stock held by the Company's executive officers and directors at December 31, 1999 was 5,000 shares, consisting of 4,000 shares held by Mr. Quinn and 1,000 shares held by Mr. Boucher. The value of the restricted shares is not able to be calculated because there is no market price for shares of the Company's unrestricted Common Stock. Dividends will be paid on the restricted shares to the same extent paid on unrestricted shares. See "Management-Restricted Stock Agreements."

  Mr. Jordan derived his compensation from the Jordan Company and JZCC for his services to the Company and its subsidiaries. He received no compensation from the Company or its subsidiaries for his services as Chief Executive Officer.

  The difference between the amount paid for 1,500 shares of common stock and the related market value of the stock.

Employment Agreement. Mr. Quinn has entered into an employment agreement with the Company which provides for his employment as President and Chief Operating Officer of the Company. The employment agreement can terminated at any time by the Company. His base salary is $750,000 per year, and he is provided with a guaranteed bonus of $100,000 per year, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Quinn by any of the subsidiaries or affiliates of The Jordan Company. Under the employment agreement, if Mr. Quinn's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance equal to the greater of $350,000 or the sum of his most recent base annual salary plus $100,000. If employment is terminated for reasons of cause or voluntary termination, no severance payment is made. The Company maintains a $5,000,000 "key man" life insurance policy on Mr. Quinn under which the Company is the beneficiary.

Restricted Stock Agreements. The Company is a party to restricted stock agreements, dated as of February 25, 1988, with each Messrs. Quinn and Boucher, pursuant to which they were issued shares of Common Stock which, for purposes of such restricted stock agreements, were classified as "Group 1 Shares" or "Group 2 Shares". Messrs. Quinn and Boucher were issued 3,500 and 1,870.7676 Group 1 Shares, respectively, and 4,000 and 1,000 Group 2 Shares, respectively, at $4.00 per share. The Group 1 Shares are not subject to repurchase or contractual restrictions on transfer pursuant to the Restricted Stock Agreements. The Group 2 Shares are subject to repurchase at cost, in the event that Messrs. Quinn or Boucher ceases to be employed (as a partner, officer, or employee) by the Company, The Jordan Company, Jordan/Zalaznick Capital Company ("JZCC"), or any reconstitution thereof conducting similar business activities in which they are a partner, officer or employee. If such person ceases to be so employed prior to January 1, 2003, the Group 2 Shares can also be repurchased at cost, unless such person releases and terminates such repurchase option by making a payment of $300.00 per share to the Company. Certain adjustments to the foregoing occur in the event of the death or disability of any of the partners of The Jordan Company or JZCC, the death or disability of such person, or the sale of the Company. On January 1, 1992, the Company issued Messrs. Quinn and Boucher 600 and 533.8386 shares, respectively, at $107.00 per share, pursuant to similar Restricted Stock Agreements, dated as of January 1, 1992, under which such shares were effectively treated as "Group 1 Shares". On December 31, 1992, the Company issued an additional 400 shares to Mr. Quinn for $107.00 per share pursuant to similar Restricted Stock Agreements, under which such shares were effectively treated as "Group 1 Shares". The purchase price per share was based upon an independent appraiser's valuation of the shares of Common Stock at the time of their issuance. In June 1997, the Company issued an additional 1,500 shares to Mr. Quinn for approximately $86.67 per share pursuant to a similar Restricted Stock Agreement, under which such shares were effectively treated as "Group 1 Shares". These shares were issued by the Company to provide a long-term incentive to the recipients to advance the Company's business and financial interest.

Directors Compensation. The Company compensates its directors quarterly at $20,000 per year for each director. The Indenture permits directors fees of up to $250,000 per year in the aggregate. In addition, the Company reimburses directors for their travel and other expenses incurred in connection with attending Board meetings (and committees thereof) and otherwise performing their duties as directors of the Company.

Item 12. PRINCIPAL STOCKHOLDERS

The following table furnishes information, as of March 23, 2000, as to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock (ii) each director and executive officer of the Company, and (iii) all officers and directors of the Company as a group.

Amount of Beneficial Ownership

Number of Percentage

Shares Owned(1)

Executive Officers and Directors John W. Jordan, II (2)(3)(4) 41,820.9087 42.5%

David W. Zalaznick (3)(5)(6) 19,965.0000 20.3%

Thomas H. Quinn (7) 10,000.0000 10.2%

Leucadia Investors, Inc. (3) 9,969.9999 10.1%

Jonathan F. Boucher (8) 5,533.8386 5.6%

G. Robert Fisher (4)(9) 624.3496 0.6%

Joseph S. Steinberg (10) 0.0000 0.0%

All directors and officers as a group

(5 persons)(3) 87,914.0968 89.3%

  Calculated pursuant to Rule 13d-3 (d) under the Exchange Act. Under Rule 13d-3 (d), shares not outstanding which are subject to options, warrants, rights of conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of December 31, 1999, there were 98,501.0004 shares of Common Stock issued and outstanding.

  Includes 1 share held personally and 41,819.9087 shares held by the John W. Jordan II Revocable Trust. Does not include 309.2933 shares held by Daly Jordan O'Brien, the sister of Mr. Jordan, 309.2933 shares held by Elizabeth O'Brien Jordan, the mother of Mr. Jordan, or 309.2933 shares held by George Cook Jordan, Jr., the brother of Mr. Jordan.

  Does not include 100 shares held by The Jordan Zalaznick Capital Company ("JZCC") or 3,500 shares held by Mezzanine Capital & Income Trust 2001 PLC ("MCIT"), a publicly traded U.K. investment trust advised by an Affiliate of The Jordan Company (controlled by Messrs. Jordan and Zalaznick). Mr. Jordan, Mr. Zalaznick and Leucadia, Inc. are the sole partners of JZCC. Mr. Jordan and Mr. Zalaznick own and manage the advisor to MCIT.

  Does not include 3,248.3332 shares held by the Jordan Family Trust, of which John W. Jordan II, George Cook Jordan, Jr., and G. Robert Fisher are the trustees.

  Does not include 82.1697 shares held by Bruce Zalaznick, the brother of Mr. Zalaznick.

  Excludes 2,541.4237 shares that are held by John W. Jordan II Revocable Trust, but which may be purchased by Mr. Zalaznick, and must be purchased by Mr. Zalaznick, under certain circumstances, pursuant to an agreement, dated as of October 27, 1988, between Mr. Jordan and Mr. Zalaznick.

  Includes 4,000 shares which are treated as "Group 2 Shares" pursuant to the terms of a Restricted Stock Agreement between Mr. Quinn and the Company. See "Management-Restricted Stock Agreements".

  Includes 1,000 shares which are treated as "Group 2 Shares" pursuant to the terms of a Restricted Stock Agreement between Mr. Boucher and the Company. See "Management-Restricted Stock Agreements".

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

Item 13. CERTAIN TRANSACTIONS

Employment Agreements; Stock Transactions. On February 25, 1988, the Company entered into an employment agreement with Thomas H. Quinn, pursuant to which Mr. Quinn became the President and Chief Operating Officer of the Company, effective January 1, 1988. "See Management-Employment Agreement".

In November 1996, the Company issued Mr. Quinn 1,500 shares of Common Stock for $0.2 million cash and a promissory note of $1.3 million. In June 1997 the Company and Mr. Quinn reversed the November 1996 transaction such that the Company canceled all debt owed and returned all consideration paid by Mr. Quinn and Mr. Quinn returned the Common Stock to the Company. In June of 1997, the Company issued an additional 1,500 shares to Mr. Quinn for approximately $86.67 per share. See "Management-Restricted Stock Agreements".

Fannie May. In 1995, the Company acquired 151.28 shares of common stock of Fannie May (representing 15.1% of the outstanding common stock of Fannie May on a fully-diluted basis) for $0.2 million. These shares of common stock were purchased from the John W. Jordan II Revocable trust, which purchased them in July 1995 for $0.2 million. Fannie May's Chief Executive Officer is Mr. Quinn, and its stockholders include Messrs. Jordan, Quinn, Zalaznick, and Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of The Jordan Company who are also stockholders of the Company. Fannie May, which is also known as "Fannie May Candies" is a manufacturer and marketer of kitchen-fresh, high-end boxed chocolates and other confectionary items through its 720 company-owned retail stores and approximately 9,300 third party retail outlets. Fannie May also sells through quantity order, mail order, and fund raising programs in the United States and Canada. Its products are marketed under the "Fannie May", and "Fanny Farmer", "Sweet Factory" and "Laura Secord" brand names.

JIR. In 1999, the Company made approximately $9.0 million of unsecured advances to JIR Broadcast, Inc. and JIR Paging, Inc. Each of these company's Chief Executive Officer is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other, partners, principals and associates of The Jordan Company who are also the Company's stockholders. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors.

JZ International, LTD. In November 1998, the Company, through M&G, invested $5.6 million in Class A Preferred Stock and $1.7 million in Class B Preferred Stock of JZ International, Ltd. The Company expects to make an additional $5.0 million of investments in JZ International's Class A Preferred Stock. JZ International's Chief Executive Officer is David W. Zalaznick, and its stock holders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders. JZ International is a merchant bank located in London, England that is focused on making European and other international investments.

ISMG. During 1999, the Company made approximately $7.4 million of unsecured advances to Internet Services Management Group ("ISMG"). ISMG is an internet services provider ("ISP") for approximately 85,000 customers. The Company owns 5% of the common stock of ISMG, with the remainder owned by the Company's stockholders and management of ISMG.

Healthcare Products Holdings, Inc. In 1999, The company made approximately $7.3 million of unsecured advances to a subsidiary of Healthcare Products Holdings, Inc. (Healthcare Group) for working capital purposes. In additional the Company has funded approximately $1.7 million of operating expenses for the Healthcare Group which are included in advances to affiliates at December 31, 1999. The $7.3 million of advances have been fully reserved for by the Company due to the uncertainty associated with the ultimate collection of these amounts. The charge has been included in management fees and other in 1999.

Legal Counsel. Mr. G. Robert Fisher, a director of, and the general counsel and secretary to, the Company, is also a partner of Sonnenschein Nath & Rosenthal, and was a partner of Bryan Cave LLP, and a partner of Smith, Gill, Fisher & Butts which merged with Bryan Cave, LLP during 1999. Mr. Fisher and his law firm have represented the Company and The Jordan Company in the past, and expect to continue representing them in the future. In 1999, Bryan Cave and Sonnenschien, Nath & Rosenthal were paid approximately $2.7 million in fees and expenses by the Company.

Directors and Officers Indemnification. The Company has entered into indemnification agreements with each member of the Board of Directors whereby the Company has agreed, subject to certain exceptions, to indemnify and hold harmless each director from liabilities incurred as a result of such persons status as a director of the Company. See "Management-Directors and Executive Officers of the Company".

Future Arrangements.   The Company has adopted a policy that future transactions between the Company and its officers, directors and other affiliates (including the Motors and Gears Subsidiaries) must (i) be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors and (ii) be on terms no less favorable to the Company then could be obtained from unaffiliated third parties.

Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  Documents filed as part of this report:

  Financial Statements

Reference is made to the Index to Consolidated Financial Statements appearing at Item 8, which is incorporated herein by reference.

  Financial Statement Schedule

The following financial statement schedule for the years ended December 31, 1999, 1998 and 1997 is submitted herewith:

Item Page Number

Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable and therefore have been omitted, or the information has been included in the consolidated financial statements.

  Exhibits

An index to the exhibits required to be listed under this item 14(a) (3) follows the "Signatures" section hereof and is incorporated herein by reference.

  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JORDAN INDUSTRIES, INC.

By /s/ John W. Jordan II

John W. Jordan II

Dated: March 23, 2000 Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ John W. Jordan II

John W. Jordan, II

Dated: March 23, 2000 Chairman of the Board of Directors and Chief Executive Officer

By /s/ Thomas H. Quinn

Thomas H. Quinn

Dated: March 23, 2000 Director, President and Chief Operating Officer

By /s/ Jonathan F. Boucher

Jonathan F. Boucher

Dated: March 23, 2000 Director, Vice President,

and Assistant Secretary

By /s/ G. Robert Fisher

G. Robert Fisher

Dated: March 23, 2000 Director, General Counsel and Secretary

By /s/ David W. Zalaznick

David W. Zalaznick

Dated: March 23, 2000 Director

By /s/ Joseph S. Steinberg

Joseph S. Steinberg

Dated: March 23, 2000 Director

By /s/ Thomas C. Spielberger

Thomas C. Spielberger

Dated: March 23, 2000 Sr. Vice President, Finance and Accounting

(Principal Financial Officer)

Schedule II

JORDAN INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

Balance at beginning of period	Additions charged to costs and expenses	Uncollectible Balances written off net of recoveries	Other	Balance at end of period
December 31, 1997:

Allowance for doubtful accounts

Valuation allowance for deferred tax assets

December 31, 1998:

Allowance for doubtful accounts

Valuation allowance for deferred tax assets

December 31, 1999:

Allowance for doubtful accounts

Valuation allowance for deferred tax assets

2,101 11,199 2,777 11,910 3,256 12,474	1,623 711 2,382 564 1,938 636	(942) - (1,927) - (2,043) -	(5) - 24 - (327) -	2,777 11,910 3,256 12,474 2,824 13,110
1(a)[13] 1(b)[12] 1(c)[12] 1(d)[12] 1(e)[12] 2(a)[4] 2(b)[6] 3(a)[1] 3(b)[1] 4(a)[13] 4(b)[12] 4(c)[13] 4(d)[12] 4(e)[12] 4(f)[13] 4(g)[13] 4(h)[12] 4(i)[12] 10(a)[1,2] 10(b)[1,2] 10(c)[1,2]	-- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- --	EXHIBIT INDEX

Purchase Agreement, dated March 22, 1999, by and among Jordan Industries, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Jefferies & Company, Inc. and BancBoston Robertson Stephens Inc.*

Purchase Agreement, dated July 21, 1997, by and among Jordan Industries, Inc., Jefferies & Company, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation.

Purchase and Sale Agreement, dated as of April 2, 1997, by and between Jordan Industries, Inc. and the holders of 11 3/4% Senior Subordinated Discount Debentures due 2005 parties thereto.

Purchase and Sale Agreement, dated as of April 2, 1997, by and between Jordan Industries, Inc. and the holders of 11 3/4% Senior Subordinated Discount Debentures due 2005 parties thereto.

Exchange Agreement, dated as of April 2, 1997, by and between Jordan Industries, Inc. and the holders of 11 3/4% Senior Subordinated Discount Debentures due 2005 parties thereto.

Agreement and Plan of Merger between the Thos. D. Murphy Company and Shaw-Barton, Inc.

Asset Purchase Agreement between Alma Piston Company and Alma Products Holdings, Inc. dated as of February 26, 1999.

Articles of Incorporation of the Registrant.

By-Laws of the Registrant.

Series C and Series D 10 3/8% Senior Notes Indenture, dated March 22, 1999, between Jordan Industries, Inc. and U.S. Bank Trust National Association.

Series A and Series B 10 3/8% Senior Notes Indenture, dated July 25, 1997, between Jordan Industries, Inc. and First Trust National Association, as Trustee.

First Supplemental Indenture, dated March 9, 1999, between Jordan Industries, Inc. and U.S. Bank & Trust Company f/k/a First Trust National Association, as Trustee, to the 10 3/8% Senior Notes Indenture, dated July 25, 1997.

Series A and Series B 11 3/4% Senior Subordinated Discount Debentures Indenture, dated April 2, 1997, between Jordan Industries, Inc. and First Trust National Association, as Trustee.

First Supplemental Indenture, dated as of July 25, 1997 between Jordan Industries, Inc. and First Trust National Association, as Trustee, to the 11 3/4% Senior Subordinated Discount Debentures Indenture, dated as of April 2, 1997.

Second Supplemental Indenture, dated as of March 9, 1999, between Jordan Industries, Inc. and First Trust National Association, as Trustee, to the 11 3/4% Senior Subordinated Discount Debentures Indenture, dated as of April 2, 1997.

Global Series D Senior Note.*

Global Series B Senior Note.

Global Series B Senior Subordinated Discount Debenture.

Inter-company Notes, dated June 1, 1988, by and among the Registrant and the Subsidiaries.

Inter-company Management Agreement, dated June 1, 1988, by and among the Registrant and the Subsidiaries.

Inter-company Tax Sharing Agreement, dated June 1, 1988 by and among the Registrant and the Subsidiaries.

Management Consulting Agreement, dated as of June 1, 1988, between the

10(i)[1] 10(j)[1] 10(k)[1] 10(l)[1] 10(m)[1] 10(n)[1] 10(o)[5] 10(p)[7] 10(q)[5] 10(r)[8] 10(s)[10] 10(t)[12] 10(u)[12] 10(v)[12] 10(w)[12] 10(x)[12] 10(y) 10(z) 10(aa)[12] 10(bb)[12] 10(cc)[12] 10(dd)[12] 10(ee)[12]	-- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- -- --	Restricted Stock Agreement, dated February 25, 1988, between the Registrant and Jonathan F. Boucher.

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

Stock Purchase Agreement, dated June 1, 1988, between Leucadia Investors, Inc. and John W. Jordan, II.

Zero Coupon Note, dated June 1, 1988, issued by John W. Jordan, II to Leucadia Investors, Inc.

Pledge, Security and Assignment Agreement, dated June 1, 1988 by John W. Jordan, II.

Revolving Credit and Term Loan Agreement, dated August 18, 1989, between the Company and The First National Bank of Boston.

Second Amendment to Revolving Credit Agreement, dated September 1, 1990, between the Company and The First National Bank of Boston.

Guaranty, dated as of August 18, 1989, from DACCO, Incorporated in favor of First Bank National Association, as Trustee. The Company has also entered into similar guarantees with other Restricted subsidiaries and will furnish the above guarantees upon request.

Amended and Restated Revolving Credit Agreement dated December 10, 1991 between the Company and Thre First National Bank of Boston.

Revolving Credit Agreement dated as of June 29, 1994 among JII, Inc., a wholly-owned subsidiary of the Company and The First National Bank of Boston and certain other Banks.

Amended and Restated Revolving Credit Agreement, dated as of July 25, 1997, by and among JII, Inc., the lenders listed thereto and BankBoston, N.A., as agent.

Security Agreement, dated as of July 25, 1997, between JII, Inc. and BankBoston, N.A., as agent (Incorporated by reference to the Form S-4).

Revolving Credit Agreement, between Specialty Printing and Labeling and The First National Bank of Boston (Incorporated by reference to the Form S-4).

Amended and Restated Revolving Credit Agreement between Specialty Printing and Labeling and The First National Bank of Boston (Incorporated by reference to the Form S-4).

Revolving Credit Agreement between Motors & Gears, Inc. and Bankers Trust Company.

Third Amendment to Revolving Credit Agreement, dated August 24, 1999, between Jordan Industries, Inc. and BankBoston, N.A.

Fourth Amendment to Revolving Credit Agreement, dated as of October 15, 1999, between Jordan Industries, Inc. and BankBoston, N.A.

Properties Services Agreement, dated as of July 25, 1997, between Jordan Industries, Inc. and its subsidiaries.

Transition Agreements, each dated as of July 25, 1997, between Jordan Industries, Inc. and Jordan Telecommunication Products, Inc. and Motors & Gears, Inc., respectively.

New Subsidiary Advisory Agreements, each dated as of July 25, 1997, between Jordan Industries, Inc. and its subsidiaries.

New Subsidiary Consulting Agreements, each dated as of July 25, 1997, between Jordan Industries, Inc. and its subsidiaries (Incorporated by reference to the Form S-4).

New TJC Management Consulting Agreement, dated as of July 25, 1997, between TJC Management Corp. and Jordan Industries, Inc.

Termination Agreement, dated as of July 25, 1997, between Jordan

____________________

1 Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-24317).

2 The Company has entered into Inter-company Notes, Inter-company Management Agreements and Inter-company Tax Sharing Agreements with Riverside, AIM, Cambridge, Beemak, Scott, and Gear which are identical in all material respect with the notes and agreement incorporated by reference in this Report. Copies of such additional notes and agreements have therefore not been included as exhibits to this filing, in accordance with Instruction 2 to Item 601 of Regulation S-K.

3 Incorporated by reference to the Company's 1988 Form 10-K.

4 Incorporated by reference to the Company's 1989 First Quarter Form 10-Q.

5 Incorporated by reference to the Company's Second Quarter Report on Form 10-Q Amendment No.1, filed September 19, 1989.

6 Incorporated by reference to the Company's Form 8-K filed April 1, 1999.

7 Incorporated by reference to the Company's 1990 Third Quarter Form 10-Q.

8 Incorporated by reference to the Company's 1990 Form 10-K.

9 Incorporated by reference to the Company's Form 8-K filed December 16, 1991.

10 Incorporated by reference to the Company's 1994 Second Quarter Form 10-Q.

11 Incorporated by reference to the Company's 1995 Form 10-K.

12 Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-34529).

13 Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-77667).

EXHIBIT 10(Y)

AMENDMENT NO. 3 TO AMENDED AND RESTATED REVOLVING

CREDIT AGREEMENT

This AMENDMENT NO. 3 TO AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT, dated as of August 24, 1999 (this "Amendment") by and among JII, Inc., a Delaware corporation (the "Borrower"), the lending institutions (collectively, the "Banks") listed on Schedule 1 to the Credit Agreement (as defined below), the Guarantors listed on the signature page hereto (the "Guarantors") and BankBoston, N.A., a national banking association, as agent (the "Agent") for the Banks, amending certain provisions of the Amended and Restated Revolving Credit Agreement, dated as of July 25, 1997, as amended by Amendment No. 1 to Amended and Restated Revolving Credit Agreement and Amendment No. 1 to Security and Pledge Agreement, dated as of February 11, 1998, and by Amendment No. 2 to Amended and Restated Revolving Credit Agreement, dated as of May 11, 1999 (as so amended and as may be further amended and in effect from time to time, the "Credit Agreement"). Capitalized terms which are used herein without definition and which are defined in the Credit Agreement shall have the same meanings herein as in the Credit Agreement.

WHEREAS, the Borrower, the Guarantors, the Banks and the Agent have agreed to modify certain terms and conditions of the Credit Agreement as specifically set forth in this Amendment;

NOW THEREFORE, in consideration of the foregoing premises and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Borrower, the Guarantors, the Banks and the Agent hereby agree as follows:

1. Amendment to the Credit Agreement.

    The definition of "Non-Wholly-Owned Guarantor(s)" contained in 1.1 of the Credit Agreement is hereby amended by inserting immediately after the words "its wholly-owned subsidiaries" which appear in such definition, the following:

"or JAAI or any of its wholly-owned subsidiaries".

    The definition of "Wholly-Owned Guarantor(s)" contained in 1.1 of the

Credit Agreement is hereby amended by inserting immediately after the phrase "its wholly-owned subsidiaries," which appear in such definition, the following:

"and JAAI and each of its wholly-owned subsidiaries."

    Section 1.1 of the Credit Agreement is further amended by inserting the following definition in the appropriate alphabetical order:

"JAAI. Jordan Auto Aftermarket, Inc., a Delaware corporation."

    Section 9.1 of the Credit Agreement is hereby amended by (i) deleting the word "and" at the end of clause (s) of such section, (ii) deleting the period at the end of clause (t) of such section and substituting therefor a semicolon, (iii) adding the words "; and" at the end of clause (u) of such section, and (iv) inserting the following new clause (v) after clause (u) of such section:

"(v) Indebtedness consisting of JAAI's redemption or other payment obligations in respect of JAAI's Cumulative Preferred Stock."

    Section 9.11 of the Credit Agreement is hereby amended by inserting the phrase "except to the extent set forth on Schedule 9.11 hereto" following the phrase "in any single transaction", and Schedule 9.11 attached hereto is made a part of the Credit Agreement and incorporated therein by reference herein.

    Schedules 1 and 7.19 to the Credit Agreement are hereby amended by deleting such Schedules 1 and 7.19 to the Credit Agreement in their entirety and substituting therefor Schedules 1 and 7.19, respectively, attached to this Amendment.

2. Effectiveness. The effectiveness of this Amendment shall be subject to the satisfaction of each of the following conditions precedent:

2.1 Delivery of Documents.

(a) The Borrower, the Guarantors, the Banks and the Agent shall have executed and delivered this Amendment.

(b) The Borrower shall have delivered to the Agent the Amended and

Restated Note (the "Note") executed by the Borrower and issued to each of the

Banks having an increased Commitment Amount in the amount of such Bank's

Commitment Amount as increased and amended hereby.

(c) The Borrower shall have executed and delivered to the Agent the fee letter (the "Fee Letter") dated as of the date hereof between the Agent and the Borrower and complied with all the terms and conditions set forth therein; provided, that notwithstanding anything to the contrary contained in the Fee Letter, the Agent shall pay to any Bank whose Commitment Amount is increased hereby a fee of 50 basis points on the amount of such increase.

(d) The Borrower and each Guarantor shall have delivered to the Agent certificates of good standing certified by the secretary of state of each applicable jurisdiction of the Borrower or such Guarantor.

(e) The Borrower shall have delivered to the Agent (i) a copy,

certified by a duly authorized officer of the Borrower or such Guarantor to be true and complete on the date hereof, of each of (A) its charter or other incorporation documents as in effect on such date of certification, (B) its by-laws as in effect on such date, and (C) the resolutions of the Borrower and each Guarantor approving the transactions contemplated by this Amendment and the Notes, as applicable, and (ii) a certificate signed by a duly authorized officer of the Borrower or such Guarantor as to the incumbency and true signatures of officers of the Borrower or such Guarantor.

(f) The Borrower shall have delivered to the Agent an opinion of

Sonnenschein, Nath & Rosenthal, special counsel to the Borrower and the

Guarantors, addressed to the Agent and the Banks and in form and substance satisfactory to the Agent.

2.2 Proceedings and Documents. All proceedings in connection with the transactions contemplated by this Amendment and all documents incident thereto shall be reasonably satisfactory in substance and form to the Banks, the Agent and the Agent's Special Counsel, and the Banks, the Agent and such counsel shall have received all information and such counterpart originals or certified or other copies of such documents as the Agent may reasonably request.

3. Representations and Warranties. The Borrower and each of the

Guarantors hereby represents and warrants to the Banks as follows:

(a) The execution and delivery by the Borrower or such Guarantor,

as the case may be, of this Amendment and the Note (collectively, the "Amendment Documents"), and the performance by the Borrower or such Guarantor of its obligations and agreements under the Amendment Documents and the Credit Agreement as amended hereby, are within the corporate authority of the Borrower or such Guarantor, have been duly authorized by all necessary corporate proceedings on behalf of the Borrower or such Guarantor, and do not and will not contravene any provision of law, statute, rule or regulation to which the Borrower or such Guarantor is subject or any of the Borrower's or such Guarantor's charter, other incorporation papers, by-laws or any stock provision or any amendment thereof or of any agreement or other instrument binding upon the Borrower or such Guarantor.

(b) The Amendment Documents and the Credit Agreement as amended hereby constitute legal, valid and binding obligations of the Borrower or such Guarantor, as the case may be, enforceable in accordance with their respective terms, except as limited by bankruptcy, insolvency, reorganization, moratorium or other laws relating to or affecting generally the enforcement of creditors' rights.

(c) No approval or consent of, or filing with, any governmental agency or authority is required to make valid and legally binding the execution, delivery or performance by the Borrower or such Guarantor of the Amendment Documents or the Credit Agreement as amended hereby, or the consummation by the Borrower or such Guarantor of the transactions among the parties contemplated hereby and thereby or referred to herein.

(d) The representations and warranties contained in 7 of the Credit

Agreement were correct at and as of the date made. Except to the extent that the facts upon which such representations and warranties were based have changed in the ordinary course of business or have changed as a result of transactions contemplated or permitted by the Credit Agreement and the other Loan Documents (which changes, either singly or in the aggregate, have not been materially adverse) and to the extent that such representations and warranties relate expressly to an earlier date and after giving effect to the provisions hereof, such representations and warranties also are correct at and as of the date hereof.

(e) The Borrower or such Guarantor has performed and complied in all material respects with all terms and conditions herein required to be performed or complied with by it prior to or at the time hereof, and as of the date hereof, after giving effect to the provisions hereof, there exists no Event of Default or Default.

4. Affirmation and Acknowledgment of the Borrower and the Guarantors.

(a) The Borrower hereby ratifies and confirms all of its Obligations to the Banks, including, without limitation, the Loans, and the Borrower hereby affirms its absolute and unconditional promise to pay to the Banks the Loans and all other amounts due under the Credit Agreement as amended hereby. The Borrower hereby confirms that the Obligations are and remain secured pursuant to the Security Documents and pursuant to all other instruments and documents executed and delivered by the Borrower as security for the Obligations.

(b) Each of the Guarantors hereby acknowledges the provisions of this Amendment and hereby reaffirms its absolute and unconditional guaranty of the Borrower's payment and performance of the obligations to the Banks as more fully described in the Guaranty to which such Person is a party. Each of the Guarantors hereby confirms that its obligations under the Guaranty to which it is a party are and remain secured pursuant to the Security Documents to which it is a party.

5. Miscellaneous Provisions. (a) Except as otherwise expressly provided by this Amendment, all of the terms, conditions and provisions of the Credit Agreement shall remain the same. It is declared and agreed by each of the parties hereto that the Credit Agreement, as amended hereby, shall continue in full force and effect, and that this Amendment and the Credit Agreement shall be read and construed as one instrument.

(b) THIS AMENDMENT AGREEMENT SHALL BE A CONTRACT UNDER THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS, SHALL FOR ALL PURPOSES BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE INTERNAL LAWS OF SAID COMMONWEALTH, WITHOUT REFERENCE TO CONFLICTS OF LAW, AND IS INTENDED TO TAKE EFFECT AS A SEALED INSTRUMENT.

(c) This Amendment may be executed in any number of counterparts, but all such counterparts shall together constitute but one instrument. In making proof of this Amendment it shall not be necessary to produce or account for more than one counterpart signed by each party hereto by and against which enforcement hereof is sought.

(remainder of page intentionally left blank)

IN WITNESS WHEREOF, the parties hereto have executed this Amendment Agreement as an instrument under seal to be effective as of the date first above written.

THE BORROWER:

JII, INC.

By: /s/ Gordon L. Nelson

Title: Gordon L. Nelson

Vice President

THE GUARANTORS:

THE OLD IMPERIAL ELECTRIC COMPANY

THE OLD SCOTT MOTORS COMPANY

OLD GEAR RESEARCH, INC.

DACCO, INCORPORATED

DETROIT TRANSMISSION PRODUCTS CO.

BORG MANUFACTURING

DACCO/DETROIT OF OHIO, INC.

ABC TRANSMISSION PARTS WAREHOUSE, INC.

NASHVILLE TRANSMISSION PARTS, INC.

DACCO/DETROIT OF FLORIDA, INC.

DACCO/DETROIT OF MINNESOTA, INC.

DACCO/DETROIT OF COLORADO, INC.

DACCO/DETROIT OF INDIANA, INC.

DACCO/DETROIT OF MISSOURI, INC.

DACCO/DETROIT OF ARIZONA, INC.

DACCO/DETROIT OF MEMPHIS, INC.

DACCO/DETROIT OF NEBRASKA, INC.

DACCO/DETROIT OF ALABAMA, INC.

DACCO/DETROIT OF NEW JERSEY, INC.

DACCO/DETROIT OF MICHIGAN, INC.

DACCO/DETROIT OF NORTH CAROLINA, INC.

DACCO/DETROIT OF OKLAHOMA, INC.

DACCO/DETROIT OF TEXAS, INC.

DACCO/DETROIT OF SOUTH CAROLINA, INC.

DACCO/DETROIT OF WEST VIRGINIA, INC.

DACCO INTERNATIONAL, INC.

RIVERSIDE BOOK AND BIBLE HOUSE,

INCORPORATED

WORLD BIBLE PUBLISHERS, INC.

BEEMAK PLASTICS, INC.

JII/SALES PROMOTION ASSOCIATES, INC.

CAPE CRAFTSMEN, INC.

OLD CAMBRIDGE PRODUCTS CORPORATION

(f/k/a Cambridge Products Corporation)

OLD DURA-LINE CORPORATION

(f/k/a Dura-Line Corporation)

OLD JOHNSON COMPONENTS, INC.

(f/k/a Johnson Components, Inc.)

OLD VIEWSONICS, INC.

(f/k/a Viewsonics, Inc.)

SATE-LITE MANUFACTURING COMPANY

PARSONS PRECISION PRODUCTS, INC.

SPL HOLDINGS, INC.

VALMARK INDUSTRIES, INC.

SALES PROMOTION ASSOCIATES, INC.

SEABOARD FOLDING BOX CORPORATION

PAMCO PRINTED TAPE & LABEL CO., INC.

JORDAN SPECIALTY PLASTICS, INC.

DEFLECTO CORPORATION

ALMA PRODUCTS I, INC.

CHO-PAT, INC.

ROLITE PLASTICS, INC.

PROTECH HOLDINGS, INC.

DACCO/DETROIT OF PENNSYLVANIA, INC.

TELE-FLOW HOLDINGS, INC.

TELE-FLOW, INC.

DACCO/DETROIT OF CHATTANOOGA, INC.

DACCO/DETROIT OF VIRGINIA, INC.

DAACO/DETROIT OF KENTUCKY, INC.

JORDAN AUTO AFTERMARKET, INC.

By: /s/ Gordon L. Nelson

Title: Vice President

THE BANKS:

BANKBOSTON, N.A., individually and as Agent

By: /s/ Peter Van der Horst

Title: Vice President

CREDIT AGRICOLE INDOSUEZ

By:

Title:

By:

Title:

BANK OF SCOTLAND

By:

Title:

PARIBAS

By:

Title:

BANKERS TRUST COMPANY

By:

Title:

THE BANKS:

BANKBOSTON, N.A., individually and as Agent

By:

Title:

CREDIT AGRICOLE INDOSUEZ

By: /s/ Raymond A. Falkenberg

Title: Raymond A. Falkenberg

Vice President, Manager

By: /s/ Susan C. Knight

Title: Susan C. Knight

Vice President

BANK OF SCOTLAND

By:

Title:

PARIBAS

By:

Title:

BANKERS TRUST COMPANY

By:

Title:

THE BANKS:

BANKBOSTON, N.A., individually and as Agent

By:

Title:

CREDIT AGRICOLE INDOSUEZ

By:

Title:

By:

Title:

BANK OF SCOTLAND

By: /s/ Janet Taffe

Title: Janet Taffe

Asst. Vice President

PARIBAS

By:

Title:

BANKERS TRUST COMPANY

By:

Title:

THE BANKS:

BANKBOSTON, N.A., individually and as Agent

By:

Title:

CREDIT AGRICOLE INDOSUEZ

By:

Title:

By:

Title:

BANK OF SCOTLAND

By:

Title:

PARIBAS

By: /s/ John J. McCormick

Title: John J. McCormick, III

Vice President

By: /s/ Ro Toyoshima

Title: Ro Toyoshima

Assistant Vice President

BANKERS TRUST COMPANY

By:

Title:

THE BANKS:

BANKBOSTON, N.A., individually and as Agent

By:

Title:

CREDIT AGRICOLE INDOSUEZ

By:

Title:

By:

Title:

BANK OF SCOTLAND

By:

Title:

PARIBAS

By:

Title:

BANKERS TRUST COMPANY

By: /s/ Patricia Hogan

Title: Patricia Hogan

Principal

EXHIBIT 10(Z)

AMENDMENT NO. 4 TO AMENDED AND RESTATED REVOLVING

CREDIT AGREEMENT

This AMENDMENT NO. 4 TO AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT, dated as of October 15, 1999 (this "Amendment") by and among JII, Inc., a Delaware corporation (the "Borrower"), the lending institutions (collectively, the "Banks") listed on Schedule 1 to the Credit Agreement (as defined below), the Guarantors listed on the signature page hereto (the "Guarantors") and BankBoston, N.A., a national banking association, as agent (the "Agent") for the Banks, amending certain provisions of the Amended and Restated Revolving Credit Agreement, dated as of July 25, 1997, as amended by Amendment No. 1 to Amended and Restated Revolving Credit Agreement and Amendment No. 1 to Security and Pledge Agreement, dated as of February 11, 1998, and by Amendment No. 2 to Amended and Restated Revolving Credit Agreement, dated as of May 11, 1999, Amendment No. 3 to Amended and Restated Revolving Credit Agreement, dated as of August 24, 1999 (as so amended and as may be further amended and in effect from time to time, the "Credit Agreement"). Capitalized terms which are used herein without definition and which are defined in the Credit Agreement shall have the same meanings herein as in the Credit Agreement.

WHEREAS, the Borrower, the Guarantors, the Banks and the Agent have agreed to modify certain terms and conditions of the Credit Agreement as specifically set forth in this Amendment;

NOW THEREFORE, in consideration of the foregoing premises and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Borrower, the Guarantors, the Banks and the Agent hereby agree as follows:

1. Amendment to the Credit Agreement.

    The definition of "Non-Wholly-Owned Guarantor(s)" contained in 1.1 of the Credit Agreement is hereby amended by inserting immediately after the words "JAAI or any of its wholly-owned subsidiaries" which appear in such definition, the following:

"or Capita or any of its wholly-owned majority-owned subsidiaries".

    The definition of "Wholly-Owned Guarantor(s)" contained in 1.1 of the

Credit Agreement is hereby amended by inserting immediately after the phrase "JAAI and each of its wholly-owned subsidiaries," which appear in such definition, the following:

"and Capita and each of its wholly-owned or majority-owned subsidiaries."

    Section 1.1 of the Credit Agreement is further amended by inserting the following definition in the appropriate alphabetical order:

"Capita. Capita Technologies, Inc., a Delaware corporation."

    Section 9.1 of the Credit Agreement is hereby amended by (i) deleting the word "and" at the end of clause (u) of such section, (ii) deleting the period at the end of clause (v) of such section and substituting therefor the words ";and", (iii) inserting the following new clause (w) after clause (v) of such section:

"(w) Indebtedness consisting of Capita's redemption or other payment obligations in respect of Capita's Cumulative Preferred Stock."

    Schedules 7.19 and 9.11 to the Credit Agreement are hereby amended by deleting such Schedules 7.19 and 9.11 to the Credit Agreement in their entirety and substituting therefor Schedules 7.19 and 9.11 respectively, attached to this Amendment.

2. Effectiveness. The Amendment shall become effective upon satisfaction of each of the following conditions precedent:

2.1 Delivery of Documents.

(a) The Borrower, the Guarantors, the Banks and the Agent shall have executed and delivered this document.

(b) The Borrower and the Guarantors shall have executed and delivered to the Agent an Addendum to Security and Pledge Agreement (the "Pledge Addendum"), in form and substance satisfactory to the Agent, pursuant which Schedule A to the Security and Pledge Agreement, dated as of July 25, 1997, among the Borrower, the Guarantors and the Agent, shall be updated to reflect the Borrower's pledge of all of the cumulative Preferred Stock of Capita (the "Capita Stock") to the Agent.

(c) The Borrower shall have delivered to the Agent a certificate

(which certificate shall be accompanied by an irrevocable stock power, duly endorsed in blank by the Borrower and otherwise in form and substance satisfactory to the Agent) representing the Capita Stock pledged to the Agent pursuant to the Pledge Addendum.

(d) The Borrower shall have delivered to the Agent (i)Line Letter,

dated as of October 15, 1999, from the Borrower to Capita, (ii) Line Letter, dated as of October 15, 1999, from Capita to Protech Holdings, Inc., and (iii) the Line Letter, dated as of October 15, 1999, from Capita to GDI Holdings, Inc., in each case together with appropriate transfer powers.

(e) Capita shall have executed and delivered to the Agent a

Subsidiary Guaranty (the "Capita Subsidiary Guaranty"), in favor of the Banks and the Agent and substantially in the form of Exhibit E to the Credit Agreement.

(f) Capita shall have executed and delivered to the Agent a Security and Pledge Agreement (the "Capita Security Agreement"), substantially in the form of Exhibit D to the Credit Agreement, together with all filings, recordings, instruments and other documents (including, without limitation, UCC-1 financing statements) as the Agent shall reasonably request to perfect and preserve the security interests granted therein.

(g) Capita shall have executed and delivered a completed Perfection

Certificate (as defined in the Capita Security Agreement), together with the results of UCC searches with respect to the Collateral, indicating no liens other than Permitted Liens and otherwise in form and substance satisfactory to the Agent.

(h) The Agent shall have received certificates of insurance outlining all of the Borrower's and each Guarantor's, including Capita, insurance coverage, including policy limits and deductibles.

(i) Capita shall have delivered to the Agent (i) a copy, certified by a duly authorized officer of Capita to be true and complete on the date hereof, of each of (A) its charter or other incorporation documents as in effect on such date of certification, and (B) its by-laws as in effect on such date, and (ii) an incumbency certificate, dated as of the date hereof, signed by a duly authorized officer of Capita and giving the name and bearing a specimen signature of each individual who shall be authorized: (A) to sign, in the name and to the benefit of Capita, the Loan Documents; and (B) to give notices and to take other action on its behalf under the Loan Documents.

(j) The Borrower shall have delivered to the Agent an opinion of (i)

Mayer, Brown & Platt, special counsel to the Borrower and the Guarantors, and (ii) Sonnenschein, Nath & Rosenthal, special counsel to the Borrower and the Guarantors, addressed to the Agent and the Banks and in form and substance satisfactory to the Agent.

2.2 Proceedings and Documents. All proceedings in connection with the transactions contemplated by this Amendment and all documents incident thereto shall be reasonably satisfactory in substance and form to the Banks, the Agent and the Agent's Special Counsel, and the Banks, the Agent and such counsel shall have received all information and such counterpart originals or certified or other copies of such documents as the Agent may reasonably request.

3. Representations and Warranties. The Borrower and each of the

Guarantors hereby represents and warrants to the Banks as follows:

(a) The execution and delivery by the Borrower or such Guarantor,

as the case may be, of this Amendment, the Pledge Addendum, the Capita Guaranty, the Capita Security Agreement, and all other documents executed in connection therewith (collectively, the "Amendment Documents"), and the performance by the Borrower or such Guarantor of its obligations and agreements under the Amendment Documents and the Credit Agreement as amended hereby, are within the corporate authority of the Borrower or such Guarantor, have been duly authorized by all necessary corporate proceedings on behalf of the Borrower or such Guarantor, and do not and will not contravene any provision of law, statute, rule or regulation to which the Borrower or such Guarantor is subject or any of the Borrower's or such Guarantor's charter, other incorporation papers, by-laws or any stock provision or any amendment thereof or of any agreement or other instrument binding upon the Borrower or such Guarantor in any material respect.

(b) The Amendment Documents and the Credit Agreement as amended hereby constitute legal, valid and binding obligations of the Borrower or such Guarantor, as the case may be, enforceable in accordance with their respective terms, except as limited by bankruptcy, insolvency, reorganization, moratorium or other laws relating to or affecting generally the enforcement of creditors' rights.

(c) No approval or consent of, or filing with, any governmental agency or authority is required to make valid and legally binding the execution, delivery or performance by the Borrower or such Guarantor of the Amendment Documents or the Credit Agreement as amended hereby, or the consummation by the Borrower or such Guarantor of the transactions among the parties contemplated hereby and thereby or referred to herein.

(d) The representations and warranties contained in 7 of the Credit

Agreement were correct in all material respects at and as of the date made. Except to the extent that the facts upon which such representations and warranties were based have changed in the ordinary course of business or have changed as a result of transactions contemplated or permitted by the Credit Agreement and the other Loan Documents (which changes, either singly or in the aggregate, have not been materially adverse) and to the extent that such representations and warranties relate expressly to an earlier date and after giving effect to the provisions hereof, such representations and warranties also are correct at and as of the date hereof.

(e) The Borrower or such Guarantor has performed and complied in all material respects with all terms and conditions herein required to be performed or complied with by it prior to or at the time hereof, and as of the date hereof, after giving effect to the provisions hereof, there exists no Event of Default or Default.

4. Affirmation and Acknowledgment of the Borrower and the Guarantors.

(a) The Borrower hereby ratifies and confirms all of its Obligations to the Banks, including, without limitation, the Loans, and the Borrower hereby affirms its absolute and unconditional promise to pay to the Banks the Loans and all other amounts due under the Credit Agreement as amended hereby. The Borrower hereby confirms that the Obligations are and remain secured pursuant to the Security Documents and pursuant to all other instruments and documents executed and delivered by the Borrower as security for the Obligations.

(b) Each of the Guarantors hereby acknowledges the provisions of this Amendment and hereby reaffirms its absolute and unconditional guaranty of the Borrower's payment and performance of the obligations to the Banks as more fully described in the Guaranty to which such Person is a party. Each of the Guarantors hereby confirms that its obligations under the Guaranty to which it is a party are and remain secured pursuant to the Security Documents to which it is a party.

5. Miscellaneous Provisions. (a) Except as otherwise expressly provided by this Amendment, all of the terms, conditions and provisions of the Credit Agreement shall remain the same. It is declared and agreed by each of the parties hereto that the Credit Agreement, as amended hereby, shall continue in full force and effect, and that this Amendment and the Credit Agreement shall be read and construed as one instrument.

(b) THIS AMENDMENT AGREEMENT SHALL BE A CONTRACT UNDER THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS, SHALL FOR ALL PURPOSES BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE INTERNAL LAWS OF SAID COMMONWEALTH, WITHOUT REFERENCE TO CONFLICTS OF LAW, AND IS INTENDED TO TAKE EFFECT AS A SEALED INSTRUMENT.

(c) This Amendment may be executed in any number of counterparts, but all such counterparts shall together constitute but one instrument. In making proof of this Amendment it shall not be necessary to produce or account for more than one counterpart signed by each party hereto by and against which enforcement hereof is sought.

(remainder of page intentionally left blank)

IN WITNESS WHEREOF, the parties hereto have executed this Amendment Agreement as an instrument under seal to be effective as of the date first above written.

THE BORROWER:

JII, INC.

By: /s/ Gordon L. Nelson

Title: Gordon L. Nelson

Vice President

THE GUARANTORS:

THE OLD IMPERIAL ELECTRIC COMPANY

THE OLD SCOTT MOTORS COMPANY

OLD GEAR RESEARCH, INC.

DACCO, INCORPORATED

DETROIT TRANSMISSION PRODUCTS CO.

BORG MANUFACTURING

DACCO/DETROIT OF OHIO, INC.

ABC TRANSMISSION PARTS WAREHOUSE, INC.

NASHVILLE TRANSMISSION PARTS, INC.

DACCO/DETROIT OF FLORIDA, INC.

DACCO/DETROIT OF MINNESOTA, INC.

DACCO/DETROIT OF COLORADO, INC.

DACCO/DETROIT OF INDIANA, INC.

DACCO/DETROIT OF MISSOURI, INC.

DACCO/DETROIT OF ARIZONA, INC.

DACCO/DETROIT OF MEMPHIS, INC.

DACCO/DETROIT OF NEBRASKA, INC.

DACCO/DETROIT OF ALABAMA, INC.

DACCO/DETROIT OF NEW JERSEY, INC.

DACCO/DETROIT OF MICHIGAN, INC.

DACCO/DETROIT OF NORTH CAROLINA, INC.

DACCO/DETROIT OF OKLAHOMA, INC.

DACCO/DETROIT OF TEXAS, INC.

DACCO/DETROIT OF SOUTH CAROLINA, INC.

DACCO/DETROIT OF WEST VIRGINIA, INC.

DACCO INTERNATIONAL, INC.

RIVERSIDE BOOK AND BIBLE HOUSE,

INCORPORATED

WORLD BIBLE PUBLISHERS, INC.

BEEMAK PLASTICS, INC.

JII/SALES PROMOTION ASSOCIATES, INC.

CAPE CRAFTSMEN, INC.

OLD CAMBRIDGE PRODUCTS CORPORATION

(f/k/a Cambridge Products Corporation)

OLD DURA-LINE CORPORATION

(f/k/a Dura-Line Corporation)

OLD JOHNSON COMPONENTS, INC.

(f/k/a Johnson Components, Inc.)

OLD VIEWSONICS, INC.

(f/k/a Viewsonics, Inc.)

SATE-LITE MANUFACTURING COMPANY

PARSONS PRECISION PRODUCTS, INC.

SPL HOLDINGS, INC.

VALMARK INDUSTRIES, INC.

SALES PROMOTION ASSOCIATES, INC.

SEABOARD FOLDING BOX CORPORATION

PAMCO PRINTED TAPE & LABEL CO., INC.

JORDAN SPECIALTY PLASTICS, INC.

DEFLECTOR CORPORATION

ALMA PRODUCTS I, INC.

CHO-PAT, INC.

ROLITE PLASTICS, INC.

PROTECH HOLDINGS, INC.

DACCO/DETROIT OF PENNSYLVANIA, INC.

TELE-FLOW HOLDINGS, INC.

TELE-FLOW, INC.

DACCO/DETROIT OF CHATTANOOGA, INC.

DACCO/DETROIT OF VIRGINIA, INC.

DAACO/DETROIT OF KENTUCKY, INC.

JORDAN AUTO AFTERMARKET, INC.

GDI HOLDINGS, INC.

CAPITA TECHNOLOGIES, INC.

By: /s/ Gordon L. Nelson

Title: Vice President

THE BANKS:

BANKBOSTON, N.A., individually and as Agent

By: /s/ Peter Van der Horst

Title: Vice President

CREDIT AGRICOLE INDOSUEZ

By:

Title:

By:

Title:

BANK OF SCOTLAND

By:

Title:

PARIBAS

By:

Title:

BANKERS TRUST COMPANY

By:

Title:

THE BANKS:

BANKBOSTON, N.A., individually and as Agent

By:

Title:

CREDIT AGRICOLE INDOSUEZ

By: /s/ Raymond A. Falkenberg

Title: Raymond A. Falkenberg

Vice President, Manager

By: /s/ Susan C. Knight

Title: Susan C. Knight

Vice President

BANK OF SCOTLAND

By:

Title:

PARIBAS

By:

Title:

BANKERS TRUST COMPANY

By:

Title:

THE BANKS:

BANKBOSTON, N.A., individually and as Agent

By:

Title:

CREDIT AGRICOLE INDOSUEZ

By:

Title:

By:

Title:

BANK OF SCOTLAND

By: /s/ Annie Glynn

Title: Annie Glynn

Senior Vice President

PARIBAS

By:

Title:

BANKERS TRUST COMPANY

By:

Title:

THE BANKS:

BANKBOSTON, N.A., individually and as Agent

By:

Title:

CREDIT AGRICOLE INDOSUEZ

By:

Title:

By:

Title:

BANK OF SCOTLAND

By:

Title:

PARIBAS

By: /s/ John J. McCormick

Title: John J. McCormick, III

Vice President

By: /s/ Ro Toyoshima

Title: Ro Toyoshima

Assistant Vice President

BANKERS TRUST COMPANY

By:

Title:

EXHIBIT 12.1

JORDAN INDUSTRIES, INC.

COMPUTATIONS OF THE RATIOS OF EARNINGS TO FIXED CHARGES

(dollars in thousands)

Year Ended December 31,

1999 1998 1997

Fixed Charges

Interest expense $82,543 $66,589 $63,747

Rental expense included in fixed

charges 4,443 2,752 1,767

Total Fixed charges 86,986 69,341 65,514

Earnings

Pre-tax income (9,294) (10,912) (7,382)

Plus: fixed charges 86,986 69,341 65,514

Total Earnings 77,692 58,429 58,132

Deficiency $(9,294) $(10,912) $(7,382)

As of March 15, 2000

SUBSIDIARIES OF JORDAN INDUSTRIES, INC.

Subsidiaries

The Old Imperial Electric Company

(inactive)

ArborLake Centre, Suite 550

1751 Lake Cook Road

Deerfield, Illinois 60015

The Old Scott Motors Company (1)

(inactive)

ArborLake Centre, Suite 550

1751 Lake Cook Road

Deerfield, Illinois 60015

Old Gear Research, Inc.(1)

(inactive)

ArborLake Centre, Suite 550

1751 Lake Cook Road

Deerfield, Illinois 60015

Sate-Lite Manufacturing Company (2)

6220-30 Gross Point Road

Niles, Illinois 60648

DACCO, Incorporated (3)

741 Dacco Drive

P.O. Box 2789

Cookeville, Tennessee 38502-2789

Detroit Transmission Products Co. (4)

2622 North Wigwam

Stockton, California 95205

Borg Manufacturing (4)

12150 Sixth Street at Hyssop

Rancho Cucamonga, California 91730

DACCO/Detroit of Ohio, Inc. (4)

Exhibit 21 Jurisdiction of Incorporation Ohio Delaware Delaware Ohio Ohio California California Ohio

Subsidiaries

DACCO/Detroit of Florida, Inc. (4)

3611 W. Chestnut, St.

Tampa, Florida 33607

DACCO/Detroit of Florida, Inc. (4)

3697 N.W. 15th Street

Lauderhill, Florida 33311

DACCO/Detroit of Florida, Inc. (4)

613 Triumph Court, Bay 6

Orlando, Florida 32805

DACCO/Detroit of Florida, Inc. (4)

6264-A North "W" Street

Pensacola, Florida 32505

DACCO/Detroit of Florida, Inc. (4)

1822 Wabasso Drive

West Palm Beach, Florida 33409

DACCO/Detroit of Minnesota, Inc. (4)

817 Vandalia Street, Unit 2A

St. Paul, Minnesota 55114

DACCO/Detroit of Colorado, Inc. (4)

(inactive)

1329 West Byers, Unit A

Denver, Colorado 80228

DACCO/Detroit of Indiana, Inc. (4)

4839 East 23rd Street

Indianapolis, Indiana 46218

DACCO/Detroit of Missouri, Inc. (4)

3115 Locust Street

St. Louis, Missouri 63103

DACCO/Detroit of North Carolina, Inc. (4)

(inactive)

741 DACCO Drive

P.O. Box 2789

Cookeville, Tennessee 38502

Jurisdiction of Incorporation Florida Florida Florida Florida Florida Minnesota Colorado Indiana Missouri North Carolina

Subsidiaries

DACCO/Detroit of Alabama, Inc. (4)

2650 Government Blvd.

Mobile, Alabama 36606

DACCO/Detroit of New Jersey, Inc. (4)

(inactive)

2309 Haddonfield Road

Pennsauken, New Jersey 08110

DACCO/Detroit of Michigan, Inc. (4)

27513 Schoolcraft Road

Livonia, Michigan 48150

DACCO/Detroit of Michigan, Inc. (4)

3514 South Saginaw Street

Flint, Michigan 48503

DACCO/Detroit of Arizona, Inc. (4)

2301 North 35th Avenue

Phoenix, Arizona 85009

DACCO/Detroit of Arizona, Inc. (4)

145 West Juanity, Suite 4

Mesa, Arizona 85210

DACCO/Detroit of Oklahoma, Inc. (4)

2500 West Lindley

Oklahoma City, Oklahoma 73107

DACCO/Detroit of Texas, Inc. (4)

2504 Weaver Street

Haltom City, Texas 76117

DACCO/Detroit of Texas, Inc. (4)

2636 Farrington Street

Dallas, Texas 75207

DACCO/Detroit of South Carolina, Inc. (4)

3517 White Horse Road

Greenville, South Carolina 29611

DACCO/Detroit of West Virginia, Inc. (4)

Jurisdiction of Incorporation Alabama New Jersey Michigan Michigan Arizona Arizona Oklahoma Texas Texas South Carolina

Subsidiaries

DACCO/Detroit of Virginia, Inc. (4)

1395 Air Rail Avenue

Virginia Beach, Virginia 23455

DACCO/Detroit of Virginia, Inc. (4)

4399-H Henninger Court

Chantilly, Virginia 20151

DACCO/Detroit of Kentucky, Inc. (4)

3899 Produce Road, Unit 118

Louisville, Kentucky 40218

DACCO/Detroit of Georgia, Inc. (4)

3810 Lake Street

Macon, Georgia 31204

DACCO/Detroit of Nevada, Inc. (4)

4620 Mitchell St., Suite H

North Las Vegas, Nevada 89031

Riverside Book and Bible House, Inc.

1500 Riverside Drive

P.O. Box 370

Iowa Falls, Iowa 50126

World Bible Publishers, Inc. (5)

1500 Riverside

P.O. Box 370

Iowa Falls, Iowa 50126

JI Properties, Inc.

9 W. 57th Street, 40th Floor

New York, New York 10019

Welcome Home, Inc. (6)

309-D Raleigh Street

Wilmington, North Carolina 28412

JII/Sales Promotion Associates, Inc.

(inactive)

ArborLake Centre, Suite 550

1751 Lake Cook Road

Jurisdiction of Incorporation Virginia Virginia Kentucky Georgia Nevada Delaware Delaware Delaware Delaware Delaware

Subsidiaries

Sales Promotion Associates, Inc. (9)

545 Walnut Street

Coshocton, Ohio 43812

Seaboard Folding Box Corporation (9)

35 Daniels Street

Fitchburg, Massachusetts 01420

Pamco Printed Tape & Label Co., Inc. (10)

2200 South Wolf Road

Des Plaines, Illinois 60018

JI Finance Company

ArborLake Centre, Suite 550

1751 Lake Cook road

Deerfield, Illinois 60015

Cape Craftsmen, Inc.

210A Old Dairy Road

Wilmington, North Carolina 28405

Old Viewsonics, Inc.

(f/k/a Viewsonics, Inc.)

ArborLake Centre, Suite 550

1751 Lake Cook Road

Deerfield, Illinois 60015

Old Dura-Line Corporation

(f/k/a Dura-Line Corporation)

ArborLake Centre, Suite 550

1751 Lake Cook Road

Deerfield, Illinois 60015

Old Cambridge Products Corporation

(f/k/a Cambridge Products Corporation)

ArborLake Centre, Suite 550

1751 Lake Cook Road

Deerfield, Illinois 60015

Old Johnson Components, Inc.

(f/k/a Johnson Components, Inc.)

ArborLake Centre, Suite 550

Jurisdiction of Incorporation Delaware Delaware Delaware Delaware Delaware Delaware Delaware Delaware Delaware

Subsidiaries

Beemak Plastics, Inc. (12)

16639 S. Gramercy Place

Gardena, California 90247

Deflecto Corporation (12)

7035 East 86th Street

Indianapolis, IN 46250

Deflecto Canada, Ltd. (13)

2700-401 Bay Street

Toronto, Ontario M5H 2Y4

Rolite Plastics, Inc. (12)

6 Gundy Drive

Midvale, Ohio 44653

Tele-Flow Holdings, Inc. (13)

ArborLake Centre

1751 Lake Cook Road, Suite 550

Deerfield, Illinois 60015

Tele-Flow, Inc. (14)

8101 Fite Road

Pearland, Texas 77584

YT Holdings, Inc. (12)

ArborLake Centre

1751 Lake Cook Road, Suite 550

Deerfield, Illinois 60015

Yearntree Limited (13)

Units 1-5 Queensway

Meadows Industrial Estate

Newport

Wales NP19 4SP

Jordan Auto Aftermarket, Inc.

ArborLake Centre

1751 Lake Cook Road, Suite 550

Deerfield, Illinois 60015

Alma Products I, Inc. (3)

Jurisdiction of Incorporation Delaware Delaware Canada Delaware Delaware Texas Delaware United Kingdom Delaware
Subsidiaries GDI Holdings, Inc. (17) 3737 Birch Street Newport Beach, California 92660 Online Environs Inc. 201 Broadway, 7th Floor Cambridge, MA 02139	Jurisdiction of Incorporation Delaware Delaware

Material Assets

The Parent owns all of the outstanding Senior Cumulative Preferred Stock issued by Motors & Gears Holdings, Inc.

Footnotes

  A wholly-owned subsidiary of The Old Imperial Electric Company.

  Sate-Lite's common stock is 98.6% owned by Jordan Specialty Plastics, Inc.

  A wholly-owned subsidiary of Jordan Auto Aftermarket, Inc.

  A wholly-owned subsidiary of DACCO, Incorporated.

  A wholly-owned subsidiary of Riverside Book and Bible House, Inc.

  A 66% owned subsidiary of Jordan Industries.

  A wholly-owned subsidiary of Welcome Home, Inc.

  83.3% owned subsidiary of JII, Inc.

  A wholly-owned subsidiary of SPL Holdings, Inc.

  An 80% owned subsidiary of SPL Holdings, Inc.

  JII, Inc. owns 95% of the voting rights, 95% of the economic rights and participates in 95% of the cumulative net income or net loss of Jordan Specialty Plastics, Inc. The common shares of Jordan Specialty Plastics, Inc. are owned by shareholders of Jordan Industries, Inc. and certain other persons.

  A wholly-owned subsidiary of Jordan Specialty Plastics, Inc.

  A wholly owned subsidiary of Deflecto Corporation.

  A wholly-owned subsidiary of Tele-Flow Holdings, Inc.

  A wholly-owned subsidiary of YT Holdings, Inc.

  A wholly-owned subsidiary of Capita Technologies, Inc.

  An 80% owned subsidiary of Capita Technologies, Inc.

  A wholly-owned subsidiary of Protech Holdings, Inc.

MOTORS AND GEARS HOLDINGS, INC.

SUBSIDIARIES

Subsidiaries

Motors and Gears, Inc. (1)

ArborLake Centre, Suite 550

1751 Lake Cook Road

Deerfield, IL 60015

Motors and Gears Industries, Inc. (2)

ArborLake Centre, Suite 550

1751 Lake Cook Road

Deerfield, IL 60015

Merkle-Korff Industries, Inc. (3)

1776 Winthrop Drive

Des Plaines, IL 60015

Merkle-Korff de Mexico S.A. de C.V. (4)

The Imperial Electric Company (3)

1533 Commerce Drive

Stow, Ohio 44224

Gear Research, Inc. (5)

4329 Eastern Avenue, S.E.

Grand Rapids, Michigan 49508

Motion Holdings, Inc. (3)

ArborLake Centre, Suite 550

1751 Lake Cook Road

Deerfield, IL 60015

Motion Control Engineering, Inc. (6)

11354 White Rock Road

Rancho Cordova, CA 95742

Electrical Design and Control Company (3)

2350 Meijer Drive

Troy, Michigan 48084

Jurisdiction of Incorporation Delaware Delaware Illinois Mexico Delaware Delaware Delaware California Delaware

Subsidiaries

Sermed S.A.R.L. (9)

R&A Machine Tool Corporation (10)

Box 370-A, Steadman Road

Lee Center, NY 13363

Advanced D.C. Motors GmbH (11)

FIR Group Holdings, Inc. (3)

ArborLake Centre, Suite 550

1751 Lake Cook Road

Deerfield, IL 60015

Motors and Gears Amsterdam B.V. (12)

Atrium Building, 7th Floor

Strawinskylaan 31015

1077 ZK Amsterdam

Motors and Gears Rotterdam B.V. (13)

FIR Group Holdings, Italia, S.r.l. (14)

Construgioni Italiane Motori Elettrici, S.p.A. (15)

43040 Viazzano di Varano De'Melegari (Parma) Italia

SelinSistemi, S.p.A. (16)

Via Chiaravagna, 28

16153 Genova-Sestri P

FIR Electromeccanica, S.p.A. (17)

Via Roma n. 19

26041 Casalmaggiore CR

T.E.A. Technologie Electromeccaniche ed Automazione, S.r.l. (18)

Beta (we have no information)

Jurisdiction of Incorporation France New York Germany Delaware The Netherlands The Netherlands Italy Italy Italy Italy Italy

Footnotes

  A wholly-owned subsidiary of Motors and Gears Holdings, Inc.

  A wholly-owned subsidiary of Motors and Gears, Inc.

  A wholly-owned subsidiary of Motors and Gears Industries, Inc.

  Merkle-Korff Industries, Inc. owns 99.99% of the capital stock of the corporation and Motors and Gears, Inc. owns the remaining capital stock of the corporation.

  A wholly-owned subsidiary of The Imperial Electric Company.

  A wholly-owned subsidiary of Motion Holdings, Inc.

  A wholly-owned subsidiary of Advanced D.C. Holdings, Inc.

  A 50% owned subsidiary of Advanced D.C. Motors, Inc.

  A 99% owned subsidiary of Advanced D.C. Motors, Inc.

  A 20% owned subsidiary of Advanced D.C. Motors, Inc.

  A 90% owned subsidiary of Advanced D.C. Motors, Inc.

  A wholly-owned subsidiary of FIR Group Holdings, Inc.

  Local counsel has shareholder information. We do not maintain corporate records.

  Local counsel has shareholder information. We do not maintain corporate records.

  Local counsel has shareholder information. We do not maintain corporate records.

  Local counsel has shareholder information. We do not maintain corporate records.

  Local counsel has shareholder information. We do not maintain corporate records.