Form 10-Q
period 2000-03-31
JORDAN INDUSTRIES INC
filed 2000-05-11
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------


                                 FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 2000               Commission File Number 33-24317


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

                    Yes     X                  No
                         -------                   -------

       The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

       The number of shares outstanding of Registrant's Common Stock as of May 11, 2000: 98,501.0004.

                          JORDAN INDUSTRIES, INC.

                                   INDEX


Part I.                                                               Page No.
-------                                                               --------

       Financial Information                                              3

       Condensed Consolidated Balance Sheets
       at March 31, 2000, (Unaudited) and December 31, 1999               3

       Condensed Consolidated Statements of Operations for the
       Three Months Ended March 31, 2000 and 1999 (Unaudited)             4

       Condensed Consolidated Statements of Cash Flows for
       The Three Months Ended March 31, 2000 and 1999
       (Unaudited)                                                        5

       Notes to Condensed Consolidated Financial Statements
       (Unaudited)                                                        6

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                      13


Part II.

       Other Information                                                  20

       Signatures                                                         21

                          JORDAN INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                    March 31,    December 31,
                                                     2000            1999
                                                  -----------    ------------
                                                  (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                         $ 18,654       $ 20,417
  Accounts receivable, net                           143,660        139,269
  Inventories                                        141,586        130,747
  Net assets of discontinued operations
   held for sale                                           -        267,616
  Prepaid expenses and other current assets           14,348         10,392
                                                     -------        -------
    Total Current Assets                             318,248        568,441

Property, plant and equipment, net                   107,150        108,114
Investments in and advances to affiliates             24,823         25,337
Goodwill, net                                        434,032        404,359
Deferred income taxes                                 15,851         15,851
Other assets                                          47,458         44,238
                                                      ------         ------
    Total Assets                                    $947,562    $ 1,166,340
                                                    ========    ===========

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
  Accounts payable                                  $ 58,542       $ 60,345
  Accrued liabilities                                 68,291         60,184
  Taxes payable                                       31,401          3,115
  Advance deposits                                     5,300          1,651
  Current portion of long-term debt                    9,834        424,520
                                                     -------        -------
    Total Current Liabilities                        173,368        549,815

Long-term debt                                       815,846        843,211
Other non-current liabilities                         11,353          9,897
Minority interest                                        431            406
Preferred stock                                        1,884          1,846
Net Capital Deficiency:
  Common stock $.01 par value: 100,000 shares
   authorized and 98,501.0004 shares
   outstanding                                             1              1
  Additional paid-in capital                           2,116          2,116
  Accumulated other comprehensive loss                (8,934)        (5,740)
  Accumulated deficit                                (48,503)      (235,212)
                                                      ------        -------
    Total Net Capital Deficiency                     (55,320)      (238,835)
                                                      ------        -------
    Total Liabilities and Net Capital
     Deficiency                                     $947,562    $ 1,166,340
                                                    ========    ===========


See accompanying notes to condensed consolidated financial statements.

                          JORDAN INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                    THREE MONTHS ENDED
                                                         March 31,
                                                 --------------------------
                                                  2000               1999
                                                  -------          -------

Net sales                                          $198,490       $ 163,610
Cost of sales, excluding depreciation               126,273         105,443
Selling, general and administrative
 expenses, excluding depreciation                    44,158          32,766
Depreciation                                          5,614           5,070
Amortization of goodwill and other
 intangibles                                          4,409           3,557
Management fees and other                               291             718
                                                    -------        --------

Operating income                                     17,745          16,056

Other expenses:
  Interest expense                                   22,508          18,657
  Interest income                                      (282)           (195)
  Other                                                  (6)            561
                                                     -------        --------
    Total other expenses, net                        22,220          19,023
                                                     -------        --------
Loss from continuing operations
 before income taxes, minority interest
 and extraordinary items                             (4,475)         (2,967)
(Benefit) provision for income taxes                 (1,851)            324
                                                     -------        --------
Loss from continuing operations before
 minority interest and extraordinary items           (2,624)         (3,291)
Minority interest                                        25              47
                                                     -------        --------
Loss from continuing operations                      (2,649)         (3,338)
(Gain) loss on discontinued operations, net
 of taxes                                          (189,395)          5,336
                                                    --------        --------
Income (loss) before extraordinary items            186,746          (8,674)
Extraordinary items                                       -             193
                                                    -------         --------
Net income (loss)                                 $ 186,746         $(8,867)
                                                   ========         =======



See accompanying notes to condensed consolidated financial statements.

                                    5

                          JORDAN INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                               March 31,
                                                                        ---------------------
                                                                         2000           1999

Cash flows from operating activities:
 Net income (loss)                                                   $ 186,746         $(8,867)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                                        9,973          12,500
    Amortization of deferred financing fees                              1,267           1,210
    Minority interest                                                       25             140
    Deferred taxes                                                      (2,851)             -
    Non-cash interest                                                    4,764           7,139
    Gain on sale of discontinued operations                           (189,395)             -
    Changes in operating assets and liabilities
     Net of effects from acquisitions:
      Increase in current assets                                       (11,911)           (993)
      Increase in current liabilities                                    7,276           7,498
     (Increase) decrease in non-current assets                          (1,553)          4,995
      Increase (decrease) in non-current liabilities                       595            (210)
                                                                       -------          -------
        Net cash provided by operating activities                        4,936           23,41
Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                     71,362               -
  Capital expenditures, net                                             (4,518)         (3,245)
  Acquisition of subsidiaries                                          (33,297)        (91,840)
  Additional purchase price payments                                    (3,093)         (8,944)
  Net cash acquired in purchase of subsidiaries                          1,957             616
  Other                                                                    (33)           (102)
                                                                        ------         -------
        Net cash provided by (used in) investing
         activities                                                     32,378        (103,515)
  Cash flows from financing activities:
    Repayment of revolving credit facilities, net                      (36,973)        (35,000)
    Repayment of long-term debt                                           (893)         (1,822)
    Proceeds from debt issuance - Jordan
     Industries, Inc.                                                        -         149,761
    Payment of financing costs                                               -         (13,684)
    Other borrowing                                                          -             403
                                                                        ------         -------
    Net cash (used in) provided by financing
     activities                                                        (37,866)         99,658
  Foreign currency translation                                          (1,211)         (1,899)
                                                                        ------         -------
  Net (decrease) increase in cash equivalents from
   beginning of period                                                  (1,763)         17,656
Cash and cash equivalents at beginning of period                        20,417          23,008
                                                                        ------         -------
Cash and cash equivalents at end of period                             $18,654         $40,664
                                                                       =======         =======



See accompanying notes to condensed consolidated financial statements.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

A.  Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and are of a normal recurring nature, should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 1999, which are included in the Company's Annual Report filed on Form 10-K for such year (the "1999 10-K"). Results of operations for the interim periods are not necessarily indicative of annual results of operations.


B. Inventories

Inventories are summarized as follows:

                                          March 31,          December 31,
                                            2000                 1999
                                          --------           ------------

       Raw materials                       $ 53,905           $ 50,484
       Work-in-process                       16,815             16,335
       Finished goods                        70,866             63,928
                                           --------           --------
                                           $141,586           $130,747
                                           ========           ========

C.  Comprehensive Income

Total comprehensive income (loss) for the quarters ended March 31, 2000 and 1999 is as follows:


                                                    Three Months Ended
                                                         March 31,
                                                --------------------------
                                                2000                 1999
                                              --------             --------
Net income (loss)                             $186,746            $ (8,867)
Foreign currency translation                    (3,194)             (2,965)
                                              ---------            --------
Comprehensive income (loss)                   $183,552            $(11,832)
                                              =========           =========

D.  Sales of Subsidiaries

On March 19, 1999 the Company sold its assets in the Consolidated Plumbing Industries ("CPI" or "Retube") division of Dura-Line for $3,389. There was no gain or loss associated with the sale. CPI's product is used to replace copper water pipe in homes.

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

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

E.  Acquisition and Formation of Subsidiaries

On March 23, 2000, the Company purchased Raba Technologies ("Raba"), an information technology consulting company, for $20,000. The acquisition was financed with $17,300 of cash and a $2,700 subordinated seller note. Raba provides custom application development and software product development and is a part of the Capita Technologies segment. The purchase price has been preliminarily allocated to working capital of $1,944, property, plant, and equipment of $224, other long-term liabilities of $(829), and resulted in an excess purchase price over net identifiable assets of $18,661.

On March 14, 2000, the Company purchased Online Environs, Inc. ("Online Environs"), an international internet business solutions developer and consultant, for $4,500. The acquisition was financed with $3,000 in cash and a $1,500 subordinated seller note. Online Environs' digital communications solutions are designed to help clients increase sales, improve communications, and create and enhance business identities over the internet, commonly known as eBusiness. The purchase price has been preliminarily allocated to working capital of $(104), property, plant and equipment of $171 and resulted in an excess purchase price over net identifiable assets of $4,433.

On January 7, 2000, the Company purchased Aurora Products ("Aurora"), an information technology consulting company, for $5,000. The acquisition was financed with $4,500 of cash and a $500 subordinated seller note. Aurora provides software application development and customization and has become a wholly owned subsidiary of Protech in the Capita Technologies segment. The purchase price has been preliminarily allocated to working capital of $(116), property, plant and equipment of $121 and resulted in an excess purchase price over net identifiable assets of $4,995.

In December 1999, Motors & Gears, through its wholly-owned subsidiary FIR, acquired certain net assets of the L'Europea Electric Hoist division ("L'Europea") from Pramac Industriale for approximately $5,200. L'Europea hoists are electric pulleys and elevators used for lifting applications mainly found at construction sites. As FIR's operations are included for periods ending two months prior to the Company's year-end and interim periods, the effects of this transaction are not included in the Company's results until 2000. The purchase price has been preliminarily allocated to working capital of approximately $1,200 and resulted in an excess purchase price over net identifiable assets of $4,000.

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

On October 15, 1999, the Company completed the formation of Capita Technologies, Inc. ("Capita"). Capita was formed as a Restricted Subsidiary under the Company's Indenture. The Company sold the stock of Protech and GDI (see below) to Capita for $1,000 of Capita Preferred Stock, which accretes at plus or minus 51% of the cumulative Capita net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the end of year five, (unless such redemption is prohibited by a Capita or Company debt covenant), and a $2.6 million note. The Company will keep its intercompany notes with Protech ($13.2 million at October 15, 1999) and GDI ($16.8 million at October 15, 1999). The Company has sold these subsidiaries in order to establish them as more independent, stand-alone, industry-focused companies, and to allow the Company's stockholders and employees to invest directly in Capita.

On August 24, 1999, the Company purchased 80% of the stock of GDI Services, Inc. ("GDI") for total consideration of $20,000. GDI is an information technology company that provides consulting services in the areas of business-to-business e-commerce and large mission critical client-server software application development. The acquisition was financed with borrowings on the Company's revolving credit facility and a $5,000 subordinated seller note. The purchase price was allocated to working capital of $700, property, plant and equipment of $250 and other non-current assets of $6, and resulted in an excess purchase price over identifiable assets of $19,044.

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

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

On April 2, 1999, the Company purchased the net assets of Protech Systems, Inc. ("Protech") for $12,500. Protech is an information technology consulting company that provides software application development and customization. The purchase price was allocated to working capital of $2,095, property and equipment of $213, and non-current liabilities of $(641), resulting in an excess purchase price over identifiable assets of $10,833. The acquisition was financed with cash from the Company's credit line and a $500 subordinated seller note.

On March 22, 1999, the Company purchased Alma Products ("Alma") for $86,166 including costs directly related to the transaction. Alma is comprised of three primary product lines: (i) high quality remanufactured torque converters used to supply warranty replacements for automotive transmissions originally sold to Ford, Chrysler, John Deere and Caterpillar, (ii) new and remanufactured air conditioning compressors for original equipment manufacturers including Ford, Chrysler and General Motors, and (iii) new and remanufactured clutch and disc assemblies used in standard transmissions sold primarily to Ford. The purchase price of $88,084 is made up of cash of $85,995 and the assumption of a $2,089 long-term liability for retiree healthcare benefits. The purchase price was allocated to working capital of $18,722, property, plant and equipment of $9,455, retiree healthcare benefit obligations of ($2,089), and resulted in an excess purchase price over net identifiable assets of $59,907.

The acquisition of Alma was financed with a $155,000 "tack-on" bond offering at 103/8% coupon. The bonds were sold at 96.62% of par and mature on August 1, 2007. The net cash to the Company was $149,761. The Company used the proceeds from the offering to purchase Alma and to repay outstanding borrowings on its revolving credit facility.

Acquisitions of the Company have been financed primarily through the use of the revolving lines of credit and the issuance of Senior Debt. These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the operating results of each of these acquisitions have been included in the consolidated operating results of the Company since the date of their acquisition.

Unaudited pro forma information with respect to the Company as if the 2000 and 1999 acquisitions had occurred on January 1, 1999 is as follows:

                                               Three Months Ended
                                                    March 31,
                                           --------------------------
                                             2000             1999
                                           --------         --------
Net sales                                  $203,774         $193,732
Net loss before taxes                        (3,471)         (2,502)
Net loss from continuing operations          (2,077)         (2,523)

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

G.  Discontinued Operations

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

On January 18, 2000, the Company's affiliates sold the common stock of JTP to a third party and the Company sold its interest in the preferred stock for $54,100. The Company also received $6,535 for reimbursement of expenses, $12,000 for the buyout of the management services agreements, and $3,900 for an advisory and indemnity fee. The Company has recognized a gain of $189,395 in the first quarter of 2000, net of taxes of approximately $28,000.

For 1999, 1998 and 1997, JTP's net sales were $431,310, $310,028 and
$257,010, respectively. The losses on discontinued operations in the Company's Statements of Operations for the years ended December 31, 1999, 1998 and 1997, included income tax expense of $9,269, $4,287, and $4,323, respectively.

H.  Additional Purchase Price Agreements

The Company has an additional purchase price payment plan related to its acquisition of Raba in March 2000. The plan is based on Raba achieving certain earnings before interest and taxes for the 24 month period prior to exercise. The plan can be exercised at any time between January 1, 2005 and December 31, 2006.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

The Company also has a deferred purchase price agreement relating to its acquisition of Yearntree in December 1999. The agreement is based on Yearntree achieving certain agreed upon cumulative net income before interest and taxes for the 24 months beginning January 1, 2000 and ending December 31, 2001. The agreement is payable 30 days after the receipt of the December 31, 2001 audited financial statements.

The Company also has a deferred purchase price agreement relating to its acquisition of Teleflow in July 1999. The agreement is based upon Teleflow achieving certain agreed upon earnings before interest, taxes, depreciation, and amortization for each year through the year ended December 31, 2002. On April 21, 2000, the Company paid $500 related to this agreement.

The Company has an additional purchase price payment plan related to its acquisition of Protech in April 1999. The plan is based on Protech achieving certain earnings before interest and taxes for the 24 month period prior to exercise. The plan can be exercised at any time between January 1, 2004 and December 31, 2008.

The Company has a contingent purchase price agreement relating to its acquisition of Deflecto in 1998. The plan is based on Deflecto achieving certain earnings before interest and taxes and is payable on April 30, 2008. If Deflecto is sold prior to April 30, 2008, the plan is payable 120 days after the transaction.

The terms of the Motors and Gears Advanced DC purchase price agreement provides for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels were set substantially above the historical experience of the acquired entity at the time of acquisition. The contingent payments apply to operations of fiscal years 1998 and 1999. Motors and Gears made payments to the previous shareholders of Advanced DC of $3,200 in March 1999 and $3,100 in March 2000 related to this agreement.

Motors and Gears has a contingent purchase price agreement relating to its acquisition of Motion Control on December 18, 1997. The terms of the Company's Motion Control acquisition agreement provides for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. The agreement becomes exercisable in 2003 and payments, if any, under the contingent agreement will be placed in a trust and paid out in cash in equal annual installments over a four year period.

I.  Business Segment Information

See Part 1 "Financial Information" - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 1999 consolidated financial statements with respect to segmentation or the measurement of segment profit or loss.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


J.  Subsequent Events

On April 27, 2000, the Company sold Bellevue Data Communications, Inc. ("Bellevue") to a related party for $4,117. Bellevue specializes in providing internet and information technologies to enhance its customers' markets, information assets and productivity.

In April 2000, the Company, through Motors and Gears, invested an additional $5,059 in Class A Preferred Stock of JZ International, Ltd. JZ International's Chief Executive Officer is David W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates. JZ International is a merchant bank located in London, England that is focused on making European and other international investments.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1999 10-K and the financial statements and the related notes thereto.

Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the quarters ended March 31, 2000 and 1999. This discussion reviews the following segment data and certain of the consolidated financial data for the Company.

                                                   Three Months Ended
                                                       March 31,
                                                 ---------------------
                                                  2000           1999
                                                 -----           -----
Net Sales:
Specialty Printing and Labeling                  $24,067      $ 20,812
Jordan Specialty Plastics                         23,317        19,570
Jordan Auto Aftermarket                           37,447        21,624
Capita Technologies                                7,372             -
Motors and Gears                                  79,661        76,491
Consumer and Industrial Products                  26,626        25,113
                                                  ------        ------
   Total                                        $198,490      $163,610
                                                ========      ========

Operating Income:
Specialty Printing and Labeling                       65       $  (811)
Jordan Specialty Plastics                          1,223           674
Jordan Auto Aftermarket                            5,169         3,984
Capita Technologies                                  677             -
Motors and Gears                                  13,038        13,054
Consumer and Industrial Products                    (996)        1,337
                                                 --------        -----
   Total(a)                                     $ 19,176      $ 18,238
                                                 ========     ========

Operating Margin(b)
Specialty Printing and Labeling                      0.3%         (3.9%)
Jordan Specialty Plastics                            5.3%          3.4%
Jordan Auto Aftermarket                             13.8%         18.4%
Capita Technologies                                  9.2%            -
Motors and Gears                                    16.4%         17.1%
Consumer and Industrial Products                    (3.7%)         5.3%
   Total(a)                                          9.7%         11.2%

--------------------
(a) The total does not include corporate overhead of $1,431 and $2,182 for the three months ended March 31, 2000 and 1999, respectively.

(b)  Operating margin is operating income divided by net sales.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

       Specialty Printing and Labeling. As of March 31, 2000, the Specialty Printing and Labeling group consisted of SPAI, Valmark, Pamco, and Seaboard.

Net sales for the three months ended March 31, 2000 increased $3.3 million, or 15.6%, over the same period in 1999. The increase in sales is primarily due to higher sales of ad specialty products at SPAI, $1.2 million, increased sales of screen printed products, membrane switches, and roll stock at Valmark, $1.1 million, $0.2 million, and $0.2 million, respectively, higher sales of labels at Pamco, $0.4 million, and increased sales of folding boxes at Seaboard, $0.4 million. Partially offsetting these increases were decreased sales of calendars at SPAI, $0.2 million. The decrease in sales of calendars at SPAI resulted from the consolidation in the banking and insurance industries, which are a large part of SPAI's customer base. The increase in sales at Valmark is primarily the result of Valmark's successful initiative to provide Apple Computer with the product identification labels for it's new computer products.

Operating income for the three months ended March 31, 2000 increased $0.9 million, or 108.0%, over the same period in 1999. Operating income increased at SPAI, $0.3 million, Valmark, $0.3 million, Pamco, $0.2 million, and Seaboard, $0.1 million. Operating income increased at the Specialty Printing and Labeling companies primarily due to the higher sales discussed above, as well as more efficient monitoring of production, inventory levels, and operating expenses.

Operating margin increased 4.2%, from (3.9)% in 1999 to 0.3% in 2000, due to the reasons mentioned above.

       Jordan Specialty Plastics. As of March 31, 2000, the Jordan Specialty Plastics group consisted of Beemak, Sate-Lite, and Deflecto.

Net sales for the three months ended March 31, 2000 increased $3.7 million, or 19.2%, over the same period in 1999. Partially contributing to this increase were the acquisitions of Teleflow and Yearntree (both subsidiaries of Deflecto) in July and December 1999, respectively. Teleflow has contributed $2.4 million of sales in the first three months of 2000 and Yearntree has contributed sales of $1.3 million in the first quarter of 2000. In addition, sales of bike reflectors and thermoplastic colorants increased at Sate Lite, $0.2 million and $0.6 million, respectively. Partially offsetting these increases were lower sales of miscellaneous plastic injection molded products at Sate Lite and Deflecto, $0.6 million and $0.2 million, respectively.

Operating income for the three months ended March 31, 2000 increased $0.5 million, or 81.5%, over the same period in 1999. The primary reason for the increase is due to higher operating income at Deflecto, $0.7 million, resulting from the acquisitions of Teleflow and Yearntree, as discussed above. Partially offsetting this increase was decreased operating income at Sate Lite, $0.2 million. Operating income declined at Sate Lite primarily due to a decrease in gross margin resulting from Sate Lite's inability to absorb overhead on lower sales of molded parts at its plant in Niles, Illinois.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

Operating income increased 1.9%, from 3.4% in 1999 to 5.3% in 2000, as a result of the acquisitions mentioned above.

       Jordan Auto Aftermarket. As of March 31, 2000, the Jordan Auto Aftermarket ("JAAI") group consisted of Dacco and Alma.

Net sales for the three months ended March 31, 2000 increased $15.8 million, or 73.2%, over the same period in 1999. The primary reason for the increase in sales was the acquisition of Alma in March 1999. Alma contributed sales of $20.1 million in the first quarter of 2000 compared to sales of $3.9 million in the first quarter of 1999. Partially offsetting this increase was a decrease in sales at Dacco, $0.4 million. Sales at Dacco decreased due to a mild winter and the resulting decrease in sales of torque converters.

Operating income for the three months ended March 31, 2000 increased $1.2 million, or 29.7%, over the same period in 1999. Operating income increased primarily due to the acquisition of Alma which contributed $2.8 million in operating income in the first quarter of 2000 compared to $0.8 million in the first quarter of 1999. Partially offsetting this increase was decreased operating income at Dacco, $0.5 million, due to the lower sales levels mentioned above. Operating income also decreased due to the addition of JAAI corporate expenses in 2000 of $0.3 million.

Operating margin decreased 4.6%, from 18.4% in 1999 to 13.8% in 2000, due to the lower operating income at Dacco and the addition of JAAI corporate expenses in 2000.

       Capita Technologies. As of March 31, 2000, the Capita Technologies group consisted of Protech (including Aurora), Garg, and Raba.

Net sales for the three months ended March 31, 2000 increased $7.4 million due to the acquisitions of Protech and Garg and the formation of the Capita Technologies segment. Protech was acquired in April 1999 and contributed net sales in the first quarter of 2000 of $2.8 million. Garg was acquired in August 1999 and contributed sales in the first quarter of 2000 of $4.6 million.

Operating income for the three months ended March 31, 2000 increased $0.7 million which is also due to the acquisitions of Protech and Garg. Protech and Garg contributed operating income in the first quarter of 2000 of $0.2 million and $0.7 million, respectively. Partially offsetting this increase in operating income was the addition of Capita corporate expenses in 2000 of $0.2 million. Operating margin at March 31, 2000 was 9.2%.

       Motors and Gears. As of March 31, 2000, the Motors and Gears group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control and Advanced DC.

Net sales for the three months ended March 31, 2000 increased $3.2 million, or 4.1%, over the same period in 1999. The sales growth was driven by strong performance in the controls segment of the business, offset partially by a

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

slight decrease in motor sales. Net sales of elevator controls increased 30% in the first quarter of 2000 as compared to the same period in 1999. Net sales of subfractional motors for the first quarter decreased 5%, largely due to weakness in the vending markets. Net sales of fractional/integral motors decreased 2% driven mostly by a negative impact of foreign currency translation at Motors and Gears' foreign operations.

Operating income for the three months ended March 31, 2000 remained consistent with 1999. The operating income of the controls segment increased 46% while the motors segment decreased 3%. These variances were primarily the result of the sales variances described above. Gross margins increased from 36.2% to 37.3% mostly as a result of product design changes, manufacturing process improvements and material cost savings experienced throughout the group due to efforts put forth by Motors and Gears' sourcing council.

Operating margins decreased 0.7% from 17.1% in 1999 to 16.4% in 2000, mainly as the result of a slight increase in corporate expenses.

       Consumer and Industrial Products. As of March 31, 2000, the Consumer and Industrial Products group consisted of Riverside, Cape, Welcome Home, Cho-Pat, and Online Environs.

Net sales for the three months ended March 31, 2000 increased $1.5 million, or 6.0%, over the same period in 1999. Sales increased primarily due to the reconsolidation of Welcome Home resulting from its emergence from bankruptcy in July 1999 (see note F). Welcome Home contributed net sales of $9.3 million in the first quarter of 2000. In addition sales increased due to higher sales of Bibles and Bible accessories at Riverside, $0.2 million. Partially offsetting these increases were lower sales at Dura Line Retube and Parsons, $1.2 million and $3.6 million, respectively, due to the divestiture of those businesses in March and November 1999, respectively. In addition, sales of books and other gift items decreased at Riverside $0.9 million. Although sales at Cape appear to have decreased by $2.3 million, the decrease is due to the reconsolidation of Welcome Home and the resulting elimination of sales from Cape to Welcome Home. Sales from Cape to third parties increased $0.3 million, due to improved products and additional customers.

Operating income for the three months ended March 31, 2000 decreased $2.3 million, or 174.5%, compared to the same period in 1999. This decrease is primarily due to the reconsolidation of Welcome Home as discussed above. Welcome Home contributed operating income of $(1.6) million in the first quarter of 2000. This is a normal first quarter for Welcome Home as it is a very seasonal business with the vast majority of its operating income realized in the fourth quarter of the year. In addition, operating income decreased due to the divestiture of Parsons, $0.7 million, as discussed above.

Operating margin decreased 9.0%, from 5.3% in 1999 to (3.7)% in 2000, primarily due to the seasonality of Welcome Home's business.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

Consolidated Results:  (See Condensed Consolidated Statement of Operations).

Net sales for the three months ended March 31, 2000 increased $34.9 million, or 21.3%, over the same period in 1999. Sales increased due to the acquisitions of Teleflow and Yearntree in the Jordan Specialty Plastics group, Alma in the Jordan Auto Aftermarket group, and Protech, Garg and Aurora in the Capita Technologies group. In addition, sales increased due to the reconsolidation of Welcome Home resulting from its emergence from bankruptcy in July 1999. Sales also increased due to higher sales of ad specialty products at SPAI, increased sales of screen printed products, membrane switches, and roll stock at Valmark, higher sales of bike reflectors and thermoplastic colorants at Sate Lite, increased sales of controls at Motors and Gears, and higher sales of Bibles and Bible accessories at Riverside. Partially offsetting these increases were lower sales of miscellaneous plastic injection molded products at Sate Lite and Deflecto, decreased sales of torque converters at Dacco, lower sales of motors at Motors and Gears, and lower sales of books and other gift items at Riverside. In addition, sales decreased due to the divestitures of Dura Line Retube and Parsons in 1999.

Operating income for the three months ended March 31, 2000 increased $1.7 million, or 10.5%, over the same period in 1999. Operating income increased due to the acquisitions mentioned above, as well as due to higher operating income at all of the Specialty Printing and Labeling companies and increased operating income in the controls business of Motors and Gears. In addition, consolidated operating income increased due to lower corporate overhead. Partially offsetting these increases was lower operating income due to a decline in Sate Lite's gross margin, lower sales of torque converters at Dacco due to a mild winter, and lower sales of motors in the vending markets. Operating income also decreased due to the reconsolidation of Welcome Home. Welcome Home is a very seasonal business with the vast majority of its operating income realized in the fourth quarter of the year. The divestitures of Dura Line Retube and Parsons also partially offset the increases in operating income.

Operating margin remained relatively consistent between March 31, 1999 and March 31, 2000.

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

The Company had approximately $144.9 million of working capital from continuing operations at March 31, 2000 compared to approximately $160.3 million at the end of 1999. The decrease in working capital during the first quarter of 2000 was primarily due to higher accrued liabilities, taxes

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

payable and advanced deposits of $8.1 million, $28.3 million, and $3.6 million, respectively. These decreases in working capital are partially offset by higher accounts receivable, inventory and prepaid expenses of $4.4 million, $10.8 million and $4.0 million, respectively.

Operating activities. Net cash provided by operating activities for the three months ended March 31, 2000 was $4.9 million compared to net cash provided by operating activities of $23.4 million during the same period in 1999. The decrease in cash is primarily due to increases in current and non-current assets as compared to the same period in the prior year.

Investing activities. Net cash provided by investing activities for the three months ended March 31, 2000 was $32.4 million compared to net cash used in investing activities of $103.5 million during the same period in 1999. The increase was primarily due to decreased spending on acquisitions and the proceeds from a sale of subsidiary in the current year.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2000 was $37.9 million compared to net cash provided by financing activities of $99.7 million during the same period in 1999. This decrease is primarily due to the net proceeds of $149.8 million from the Jordan Industries, Inc. senior debt issuance in the prior year. Partially offsetting this decrease was the payment of financing costs resulting from this debt issuance in the prior year.

The Company expects its principal sources of liquidity to be from its operating activities and funding from its revolving lines of credit. The Company further expects that these sources will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next twelve months.

The Company is party to various credit agreements under which the Company is able to borrow up to $160.0 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature at various dates through 2002. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of May 11, 2000, the Company had approximately $103.0 million of available funds under these arrangements.

In addition, Welcome Home, a subsidiary of the Company, has a Security Agreement with Fleet which provides for maximum borrowings of $15.0 million. The agreement is secured by essentially all the assets of Welcome Home and expires October 29, 2003. As of May 11, 2000, Welcome Home had approximately $5.5 million of available funds under this agreement.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

Quantitative And Qualitative Disclosures About Market Risks

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At March 31, 2000, the Company had $48.3 million of variable rate debt outstanding. A one percentage point increase in interest would increase the annual amount of interest paid by approximately $0.5 million. The Company does not believe that its market risk financial instruments on March 31, 2000 would have a material effect on future operations or cash flows.

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

                             OTHER INFORMATION


Item 1.                Legal Proceedings
                       None

Item 2.                Changes in Securities
                       None

Item 3.                Defaults upon Senior Securities
                       None

Item 4.                Submission of Matters to a Vote of Security
                       -------------------------------------------
                       Holders
                       -------
                       None

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


                                                JORDAN INDUSTRIES, INC.



May 11, 2000                           By:    /s/ Thomas C. Spielberger
                                            ---------------------------
                                                Thomas C. Spielberger
                                                   Senior Vice President,
                                                   Finance and Accounting