Form 10-Q
period 2000-06-30
JORDAN INDUSTRIES INC
filed 2000-08-11
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                          -----------------------


                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2000                 Commission File Number 33-24317


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

                       Yes      X          No________
                             -------

       The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

       The number of shares outstanding of Registrant's Common Stock as of August 11, 2000: 98,501.0004.

                          JORDAN INDUSTRIES, INC.

                                   INDEX

Part I.                                                                 Page No.
-------                                                                 --------

    Financial Information                                                  3

    Condensed Consolidated Balance Sheets
    at June 30, 2000, and December 31, 1999                                3

    Condensed Consolidated Statements of Operations for the
    Three Months Ended June 30, 2000 and 1999 and the Six
    Months Ended June 30, 2000 and 1999                                    4

    Condensed Consolidated Statements of Cash Flows for
    the Six Months Ended June 30, 2000 and 1999                            5

    Notes to Condensed Consolidated Financial Statements                   6

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations                         12


Part II.

    Other Information                                                     20

    Signatures                                                            21

                          JORDAN INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                   June 30,         December 31,
                                                     2000               1999
                                                  ----------        ------------
                                                  (unaudited)

ASSETS
Current Assets:

  Cash and cash equivalents                        $   19,812      $     20,417
  Marketable securities                                70,750                -
  Accounts receivable, net                            142,331           139,269
  Inventories                                         141,339           130,747
  Net assets of discontinued operations
   held for sale                                            -           267,616
  Prepaid expenses and other current assets             9,501            10,392
                                                   ----------       -----------
    Total Current Assets                              383,733           568,441

Property, plant and equipment, net                    104,542           108,114
Investments in and advances to affiliates              33,617            25,337
Goodwill, net                                         382,962           404,359
Deferred income taxes                                  15,851            15,851
Other assets                                           45,521            44,238
                                                   ----------       -----------
    Total Assets                                   $  966,226       $ 1,166,340
                                                   ==========       ===========

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
  Accounts payable                                 $   59,207       $    60,345
  Accrued liabilities                                  70,292            60,184
  Taxes payable                                        18,497             3,115
  Advance deposits                                      2,713             1,651
  Current portion of long-term debt                    11,322           424,520
                                                   ----------       -----------
    Total Current Liabilities                         162,031           549,815

Long-term debt                                        842,595           843,211
Other non-current liabilities                           8,997             9,897
Minority interest                                         724               406
Preferred stock                                         1,921             1,846
Net Capital Deficiency:

  Common stock $.01 par value: 100,000 shares
   authorized and 98,501.0004 shares
   outstanding                                              1                 1
  Additional paid-in capital                            2,116             2,116
  Accumulated other comprehensive loss                (12,968)           (5,740)
  Accumulated deficit                                 (39,191)         (235,212)
                                                    ----------      ------------
    Total Net Capital Deficiency                      (50,042)         (238,835)
                                                    ----------      ------------
    Total Liabilities and Net Capital

     Deficiency                                     $  966,226      $ 1,166,340
                                                    ==========      ===========



See accompanying notes to condensed consolidated financial statements.



                          JORDAN INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               June 30,                   June 30,
                                       -----------------------      -------------------
                                         2000           1999          2000        1999
                                       --------        -------      ---------    ------

Net sales                              $ 207,083     $ 193,175       $398,201    $356,785
Cost of sales, excluding
 depreciation                            129,809       124,806        252,188     230,249
Selling, general and
 administrative expenses,
 excluding depreciation                   42,549        33,471         84,342      66,237
Depreciation                               5,718         5,453         11,292      10,523
Amortization of goodwill and
 other intangibles                         4,165         3,991          8,239       7,548
Management fees and other                    198           924            492       1,642
                                        --------       --------     ---------     -------

Operating income                          24,644        24,530         41,648      40,586

Other (income) expenses:
  Interest expense                        23,564        21,778         45,952      40,435
  Interest income                         (1,085)         (303)        (1,360)       (498)
  Other                                      608        (1,111)           602        (550)
                                        --------      ---------      ---------    --------
    Total other expenses, net             23,087        20,364         45,194      39,387
                                        --------      ---------       --------    --------
Income (loss) from continuing
operations before income taxes,
 minority interest
 and extraordinary items                   1,557         4,166         (3,546)      1,199
 Provision (benefit) for income
  taxes                                      363         6,625         (1,488)      6,949
                                        --------      ---------       --------    --------
Income (loss) from continuing
   operations before minority

  interest and extraordinary items         1,194       (2,459)          (2,058)     (5,750)
Minority interest                            642          118              667         165
                                        --------      --------         ---------   --------
Income (loss) from continuing
  operations                                 552       (2,577)          (2,725)     (5,915)
Income/gain on discontinued
  operations, net of taxes                (8,798)     (10,420)        (198,821)     (5,084)
                                        --------     ---------       ----------    --------
Income (loss) before extraordinary
  items                                    9,350        7,843          196,096        (831)
                                        --------     ---------       ----------    --------
Extraordinary items                            -             -               -         193
                                        --------     ---------       ----------    --------
Net income (loss)                       $  9,350     $  7,843       $  196,096      $(1,024)
                                        ========     =========      ===========    ========



See accompanying notes to condensed consolidated financial statements.


                          JORDAN INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                                  June 30,
                                                        ------------------------
                                                            2000         1999
                                                        ----------     ---------
Cash flows from operating activities:
 Net income (loss)                                       $  196,096     $(1,024)
  Adjustments to reconcile net income (loss) to net
   cash (used in) provided by  operating activities:
    Depreciation and amortization                            19,409      26,737
    Amortization of deferred financing fees                   2,533       2,681
    Minority interest                                           318         940
    Non-cash interest                                         9,452      14,581
    Gain on sale of discontinued operations                (198,821)          -
    Changes in operating assets and liabilities
     net of effects from acquisitions:
      Increase in current assets                            (13,763)    (27,404)
      (Decrease) increase in current liabilities             (8,772)     10,837
      Increase in non-current assets                        (15,757)     (5,607)
      Decrease in non-current liabilities                      (899)     (2,318)
                                                          ----------   ---------
        Net cash (used in) provided by operating
           activities                                       (10,204)     19,423


Cash flows from investing activities:

  Proceeds from sale of discontinued operations              69,150           -
  Capital expenditures, net                                  (7,410)     (7,803)
  Acquisition of subsidiaries                               (39,882)   (109,003)
  Additional purchase price payments and SAR payments        (3,093)     (8,735)
  Net cash acquired in purchase of subsidiaries               1,680       1,971
  Other                                                          27        (526)
                                                          ---------    ---------
        Net cash provided by (used in) investing
          activities                                         20,472    (124,096)

Cash flows from financing activities:

  Repayment of revolving credit facilities, net              (6,043)    (17,500)
  Repayment of long-term debt                                (2,254)     (5,619)
  Proceeds from debt issuance - Jordan
   Industries, Inc.                                               -     149,761
  Payment of financing costs                                      -     (12,475)
  Other borrowing                                                 -         540
                                                          ---------    ---------
  Net cash (used in) provided by financing activities        (8,297)    114,707

Foreign currency translation                                 (2,576)     (2,883)
                                                          ----------   ---------
Net (decrease) increase in cash and cash equivalents           (605)      7,151
Cash and cash equivalents at beginning of period             20,417      23,008
                                                          ---------    ---------
Cash and cash equivalents at end of period                $  19,812   $  30,159
                                                          =========    =========


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

B. Inventories

Inventories are summarized as follows:

                                          June 30,             December 31,
                                            2000                   1999
                                          --------             ------------

       Raw materials                      $ 54,204               $ 50,484
       Work-in-process                      16,567                 16,335
       Finished goods                       70,568                 63,928
                                          --------               --------
                                          $141,339               $130,747
                                          ========               ========

C.  Comprehensive Income

Total comprehensive income (loss) for the quarters and six months ended June 30, 2000 and 1999 is as follows:

                                   Three Months ended        Six Months Ended
                                      June 30, 2000              June 30,
                                   ------------------     ----------------------
                                     2000      1999         2000         1999
                                   --------  --------     ---------    ---------

Net income (loss)                  $ 9,350    $7,843      $ 196,096    $ (1,024)
Foreign currency translation        (4,034)   (4,213)        (7,228)     (7,178)
                                    ------    ------      ---------    --------
Comprehensive income (loss)        $ 5,316    $3,630      $ 188,868    $ (8,202)
                                   =======    ======      =========    ========

D.  Sales of Subsidiaries

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

E.  Acquisition and Formation of Subsidiaries

On June 2, 2000, the Company purchased Instachange Displays Limited and Pique Display Systems, Inc. (collectively "IDL"). IDL is Canada's leading manufacturer and distributor of point-of-purchase display and retail merchandising products. The acquisition was financed with $10,146 of cash and a $2,489 subordinated seller note. The purchase price has been preliminarily allocated to working capital of $1,629, and property, plant and equipment of $1,315, and resulted in an excess purchase price over net identifiable assets of $9,691. IDL is a division of Deflecto.

On March 14, 2000, the Company purchased Online Environs, Inc. ("Online Environs"), an international internet business solutions developer and consultant, for $4,475. The acquisition was financed with $2,975 in cash and a $1,500 subordinated seller note. Online Environs' digital communications solutions are designed to help clients increase sales, improve communications, and create and enhance business identities over the internet, commonly known as eBusiness. The purchase price has been preliminarily allocated to working capital of $83, property, plant and equipment of $195 and long-term liabilities of $(43) and resulted in an excess purchase price over net identifiable assets of $4,240.

In December 1999, Motors & Gears, through its wholly owned subsidiary FIR, acquired certain net assets of the L'Europea Electric Hoist division ("L'Europea") from Pramac Industriale for approximately $5,200. L'Europea hoists are electric pulleys and elevators used for lifting applications mainly found at construction sites. As FIR's operations are included for periods ending two months prior to the Company's year-end and interim periods, the effects of this transaction are not included in the Company's results until 2000. The purchase price has been preliminarily allocated to working capital of approximately $1,200 and resulted in an excess purchase price over net identifiable assets of $4,000.

On December 20, 1999, the Company purchased the stock of Yearntree, Ltd. ("Yearntree") for $3,603. Yearntree is a manufacturer of injection molded office products in the United Kingdom. The purchase was financed with cash of $2,946 and assumed debt of $657. The purchase price has been allocated to working capital of $1,117 and property, plant and equipment of $1,845, and resulted in an excess purchase price over net identifiable assets of $641. Yearntree is a division of Deflecto.

On October 29, 1999, the Company completed the formation of Jordan Auto Aftermarket, Inc. ("JAAI"). JAAI was formed as a Restricted Subsidiary under the Company's Indenture. The Company sold the stock of DACCO and Alma (see below) to JAAI for $73,000 of JAAI Preferred Stock, which accretes at plus or minus 97.5% of the cumulative JAAI net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the end of year five, (unless redemption is prohibited by a JAAI or Company debt covenant). The Company will also keep its intercompany note with DACCO ($17.0 million at October 29, 1999). The Company has sold these subsidiaries in order to establish them as more independent, stand-alone, industry-focused companies, and to allow the Company's stockholders and employees to invest directly in JAAI.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

On July 30, 1999, the Company purchased Tele-Flow, Inc. ("Tele-Flow") for $3,400. Tele-Flow is a manufacturer of polystyrene plastic injection molded heating, ventilation and air conditioning ("HVAC") registers and air diffusers and flexible air ducts. The purchase price was allocated to working capital of $232, property, plant and equipment of $1,811 and noncurrent liabilities of ($185), resulting in an excess purchase price over net identifiable assets of $1,542. Tele-Flow is a division of Deflecto.

On July 1, 1999, the Company acquired Supreme Die Cutting, Inc. ("Supreme"). Supreme is a manufacturer of folding cartons and specialty paperboard products. The purchase price of $514, including costs directly related to the transaction, was allocated to inventory of $50 and property, plant and equipment of $450 and resulted in an excess purchase price over net identifiable assets of $14. Supreme is a division of Seaboard.

On March 22, 1999, the Company purchased Alma Products ("Alma") for $86,166 including costs directly related to the transaction. Alma is comprised of three primary product lines: (i) high quality remanufactured torque converters used to supply warranty replacements for automotive transmissions originally sold to Ford, Chrysler, John Deere and Caterpillar, (ii) new and remanufactured air conditioning compressors for original equipment manufacturers including Ford, Chrysler and General Motors, and (iii) new and remanufactured clutch and disc assemblies used in standard transmissions sold primarily to Ford. The purchase price of $88,084 consists of cash of $85,995 and the assumption of a $2,089 long-term liability for retiree healthcare benefits. The purchase price was allocated to working capital of $18,722, property, plant and equipment of $9,455, retiree healthcare benefit obligations of ($2,089), and resulted in an excess purchase price over net identifiable assets of $59,907.

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

Unaudited pro forma information with respect to the Company as if the 2000 and 1999 acquisitions had occurred on January 1, 1999 is as follows:

                                                 Six Months Ended
                                                    June 30,
                                           --------------------------
                                             2000               1999
                                           --------          --------
Net sales                                $ 402,537          $ 391,075
Net loss before taxes                       (2,566)            (3,589)
Net loss from continuing operations      $  (1,685)         $  (5,301)

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

F.  Welcome Home Chapter 11 Filing

On January 21, 1997, Welcome Home filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States code in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court"). In Chapter 11, Welcome Home continued to manage its affairs and operate its business as a debtor-in-possession. The results of Welcome Home were not consolidated with the Company's results for the period between January 21, 1997 and July 21, 1999 as the Company no longer had the ability to control the operations and financial affairs of the Company. On July 21, 1999, Welcome Home emerged from bankruptcy, whereupon the Company now owns 100% of the outstanding common stock of Welcome Home, for consideration paid to creditors of approximately $2,274. The results of Welcome Home are consolidated with the Company's results from the day of the emergence, as the Company has regained operational and financial control of Welcome Home.

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

On January 18, 2000, the Company's affiliates sold the common stock of JTP to a third party and the Company sold its interest in the preferred stock for $54,100. The Company also received $6,535 for reimbursement of expenses, $12,000 for the buyout of the management services agreements, and $3,900 for an advisory and indemnity fee. The Company has recognized a gain of $187,184 in the first six months of 2000, net of taxes of approximately $28,000.

For the six months ended June 30, 2000 and the year ended December 31, 1999, JTP's net sales were $20,724 and $431,310, respectively. The losses on discontinued operations related to JTP in the Company's Statements of Operations for the six months ended June 30, 2000 and the year ended December 31, 1999 included income tax expense of $406 and $9,269, respectively.

On June 22, 2000, the Company's affiliates sold the common stock of Capita, which included the subsidiaries Protech, Aurora, Garg, and Raba, to a third party and the Company sold its interest in the preferred stock for $10,000 in marketable securities. The Company also received $60,750 in marketable securities for its intercompany notes and $2,000 in cash for the buyout of the management services agreements. The marketable securities will be sold for cash of $70,750 in August

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

2000. The Company has recognized a gain of $11,637 in the second quarter of 2000, net of taxes of $7,000.

For the six months ended June 30, 2000 and the year ended December 31, 1999, Capita's net sales were $17,225 and $10,207, respectively. The losses on discontinued operations related to Capita in the Company's Statements of Operations for the six month period ended June 30, 2000 and the year ended December 31, 1999, included income tax expenses of $0 and $(80), respectively.

The following table summarizes the operating results of discontinued operations:

                                                       Three months ended           Six Months Ended
                                                           June 30,                      June 30,
                                                  -----------------------         ---------------------
                                                    2000           1999              2000         1999
                                                  --------       --------          --------     ------
Loss/(income) from discontinued
   operations                                      $ 2,224       $ (5,043)        $   9,190     $ (2,307)
Tax on loss/(income) from discontinued
   operations                                            -         (5,377)              406       (2,777)
                                                   -------       ---------        ---------      -------
Net loss/(income) from discontinued
   operations                                        2,224        (10,420)            9,596       (5,084)
(Gain) on disposal of discontinued
   operations                                      (18,022)             -          (243,417)           -
Tax on (gain) on disposal of discontinued
   operations                                        7,000              -            35,000            -
                                                   -------       --------         ---------      -------
Income/gain on discontinued operations,
   net of tax                                      $(8,798)      $(10,420)        $(198,821)    $ (5,084)
                                                   =======       ========         =========     =========

H.  Additional Purchase Price Agreements

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

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

Motors and Gears has a contingent purchase price agreement relating to its acquisition of Motion Control on December 18, 1997. The terms of the Company's Motion Control acquisition agreement provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. The agreement becomes exercisable in 2003 and payments, if any, under the contingent agreement will be placed in a trust and paid out in cash in equal annual installments over a four year period.

I.  Related Party Transaction

In April 2000, the Company, through Motors and Gears, invested an additional $5,059 in Class A Preferred Stock of JZ International, Ltd. This increases the Company's investment in JZ International to $12,344 at June 30, 2000. JZ International's Chief Executive Officer is David W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates. JZ International is a merchant bank located in London, England that is focused on making European and other international investments.

J.  Business Segment Information

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

Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the quarters and six months ended June 30, 2000 and 1999. This discussion reviews the following segment data and certain of the consolidated financial data for the Company.


                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                                 --------------------------           -------------------------
                                                  2000                1999             2000              1999
                                                 ------              ------           ------            -------
Net Sales:
Specialty Printing and Labeling                $  31,849           $  31,737        $  55,916         $  52,549
Jordan Specialty Plastics                         24,149              20,428           47,466            39,998
Jordan Auto Aftermarket                           38,721              40,951           76,168            62,575
Motors and Gears                                  82,586              77,903          162,247           154,394
Consumer and Industrial Products                  29,778              22,156           56,404            47,269
                                               ---------           ---------        ---------         ---------
   Total                                       $ 207,083           $ 193,175        $ 398,201         $ 356,785
                                               =========           =========        =========         =========

Operating Income:
Specialty Printing and Labeling                 $  3,956            $  4,022         $  4,021          $  3,211
Jordan Specialty Plastics                          1,580                 789            2,803             1,463
Jordan Auto Aftermarket                            5,233               6,287           10,402            10,271
Motors and Gears                                  14,012              13,581           27,050            26,635
Consumer and Industrial Products                   1,071               1,621               75             2,958
                                                --------            --------         --------          --------
   Total(a)                                     $ 25,852            $ 26,300         $ 44,351          $ 44,538
                                                ========            ========         ========          ========

Operating Margin(b)
Specialty Printing and Labeling                    12.4%               12.7%             7.2%              6.1%
Jordan Specialty Plastics                           6.5%                3.9%             5.9%              3.7%
Jordan Auto Aftermarket                            13.5%               15.4%            13.7%             16.4%
Motors and Gears                                   17.0%               17.4%            16.7%             17.3%
Consumer and Industrial Products                    3.6%                7.3%             0.1%              6.3%
   Total(a)                                        12.5%               13.6%            11.1%             12.5%

------------------------
(a) The total does not include corporate overhead of $1,208 and $1,770 for the three months ended June 30, 2000 and 1999, respectively and $2,703 and
$3,952 for the six months ended June 30, 2000 and 1999, respectively.

(b)  Operating margin is operating income divided by net sales.

                                     12

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

       Specialty Printing and Labeling. As of June 30, 2000, the Specialty Printing and Labeling group ("SPL") consisted of SPAI, Valmark, Pamco, and Seaboard.

Net sales for the second quarter of 2000 increased $0.1 million, or 0.4%, over the same period in 1999. This increase was due to higher sales of school annuals and ad specialties at SPAI, $0.4 million and $0.2 million, respectively, higher sales of screen printed products and rollstock at Valmark, $0.9 million and $0.1 million, respectively, and increased sales of folding boxes at Seaboard, $0.8 million. Partially offsetting these increases were decreased sales of calendars at SPAI, $2.3 million. Net sales for the first six months of 2000 increased $3.4 million, or 6.4%, over the same period in 1999. This increase was due to higher sales of school annuals and ad specialties at SPAI, $0.4 million and $1.4 million, respectively, increased sales of screen printed products, membrane switches and roll stock at Valmark, $2.0 million, $0.2 million, and $0.3 million, respectively, higher sales of labels at Pamco, $0.4 million, and increased sales of folding boxes at Seaboard $1.3 million. Partially offsetting these increases were decreased sales of calendars at SPAI, $2.5 million, and lower sales of shrouds at Valmark, $0.1 million. The decrease in sales of calendars at SPAI is primarily due to a slowdown in calendar shipments stemming from SPAI's decision to outsource production. Production and shipments will increase significantly in the second half of 2000, as evidenced by the increase in the calendar backlog at June 30, 2000. The increase in sales at Valmark is primarily the result of Valmark's successful initiative to provide Apple Computer with the product identification labels for it's new computer products.

Operating income for the second quarter of 2000 decreased $0.1 million, or 1.6%, compared with the same period in 1999. This decrease was due to lower operating income at SPAI and Pamco, $0.1 million and $0.3 million, respectively, partially offset by higher operating income at Valmark and Seaboard, $0.2 million and $0.1 million, respectively. The second quarter decrease at Pamco was due to additional expenses incurred for the start up of a new facility in Pennsylvania. For the first six months of 2000, operating income increased $0.8 million, or 25.2%, over the same period in 1999. This six month increase over 1999 was due to higher operating income at SPAI, Valmark and Seaboard, $0.1 million, $0.5 million, and $0.2 million, respectively. These increases can be attributed to the higher sales mentioned above as well as more efficient monitoring of production, inventory levels, and operating expenses.

Operating margin for the second quarter of 2000 remained consistent with the same period in 1999, while the operating margin for the first six months of 2000 increased 1.1% over 1999, from 6.1% in 1999 to 7.2% in 2000. Operating margin increased due to the reasons mentioned above.

       Jordan Specialty Plastics. As of June 30, 2000, the Jordan Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales for the second quarter of 2000 increased $3.7 million, or 18.2%, over the same period in 1999. This increase was primarily due to the acquisitions of Teleflow, Yearntree, and IDL (all subsidiaries of Deflecto) in July and December of 1999 and June of 2000, respectively. Teleflow, Yearntree and IDL contributed net sales in the second quarter of 2000 of $2.3 million, $1.3 million, and $0.6 million, respectively. In addition, sales of thermoplastic colorants increased at Sate Lite, $0.4 million. Partially offsetting these increases were decreased sales

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

of miscellaneous plastic injection molded products at Sate Lite and Beemak, $0.8 million and $0.1 million, respectively. Net sales for the first six months of 2000 increased $7.5 million, or 18.7%, over the same period in 1999. This increase was also primarily due to the acquisitions mentioned above. Teleflow, Yearntree, and IDL contributed net sales in the first half of 2000 of $4.8 million, $2.5 million, and $0.6 million, respectively. In addition, sales of thermoplastic colorants at Sate Lite increased $0.9 million. Partially offsetting these increases were lower sales of plastic injection molded products at Sate Lite and Beemak, $1.1 million and $0.2 million, respectively.

Operating income for the second quarter of 2000 increased $0.8 million, or 100.3%, over the same period in 1999. This increase was partially due to higher operating income at Deflecto, $0.5 million, resulting from the acquisitions of Teleflow, Yearntree, and IDL mentioned above. In addition, operating income increased at Sate Lite and Beemak, $0.2 million and $0.1 million, respectively. For the first six months of 2000, operating income increased $1.3 million, or 91.6%, over the same period in 1999. The primary reason for the increase was higher operating income at Deflecto, $1.2 million, due to the acquisitions discussed above. Operating income at Sate Lite also increased $0.1 million. The increase in operating income at Sate Lite was due to higher overhead absorption in the China facility as production efficiencies and sales continue to improve.

Operating income for the second quarter of 2000 increased 2.6%, from 3.9% in 1999 to 6.5% in 2000, while operating income for the first six months of 2000 increased 2.2%, from 3.7% in 1999 to 5.9% in 2000. These increases are due to the Deflecto acquisitions mentioned above as well as greater efficiencies at Sate Lite.

       Jordan Auto Aftermarket. As of June 30, 2000, the Jordan Auto Aftermarket group ("JAAI") consisted of Dacco and Alma.

Net sales for the second quarter of 2000 decreased $2.2 million, or 5.5%, compared with the same period in 1999. Net sales decreased due to lower sales of torque converters at Dacco, $0.7 million, and decreased sales of torque converters and air conditioning compressors at Alma, $0.8 million and $0.7 million, respectively. For the first six months of 2000, net sales increased $13.6 million, or 21.7%, over the same period in 1999. The primary reason for this increase was the acquisition of Alma in March 1999. Alma contributed net sales in the first half of 2000 of $42.2 million compared with $27.5 million in the first half of 1999. Partially offsetting this increase were decreased sales of torque converters at Dacco, $1.1 million. Sales of torque converters at Dacco and Alma and air compressors at Alma were primarily affected by the lack of extreme temperatures experienced so far in 2000. Transmissions burn out faster in inclement weather or very hot temperatures, and air conditioning units are only used when the temperature exceeds a certain level.

Operating income for the second quarter of 2000 decreased $1.1 million, or 16.8%, compared with the same period in 1999. Operating income decreased at Dacco and Alma, $0.5 million and $0.2 million, respectively due to the decreased sales mentioned above. In addition, second quarter operating income was effected by the addition of corporate expenses, $0.4 million. For the first six months of 2000, operating income increased $0.1 million, or 1.3%, compared with the same period in 1999. This increase was primarily due to the acquisition of Alma, as mentioned above. Alma contributed operating income in the first half of 2000 of $6.1

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

million compared with $4.3 million in the first half of 1999. Partially offsetting this increase, was decreased operating income at Dacco, $0.9 million, and the addition of corporate expenses, $0.8 million.

Operating margin for the second quarter of 2000 decreased 1.9%, from 15.4% in 1999 to 13.5% in 2000, while operating income for the first six months of 2000 decreased 2.7%, from 16.4% in 1999 to 13.7% in 2000. Operating income decreased due to the reasons mentioned above.

       Motors and Gears. As of June 30, 2000, the Motors and Gears group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control and Advanced DC.

Net sales for the second quarter of 2000 increased $4.7 million, or 6.0%, over the same period in 1999. This increase was due to higher sales in the controls segment, 23%, and higher sales of fractional/integral motors, 8%. Partially offsetting these increases were lower sales of subfractional motors, 7%. Net sales for the first six months of 2000 increased $7.9 million, or 5.1%, over the same period in 1999. This increase was due to higher sales of controls, 29%, and fractional/integral motors, 3%. Partially offsetting these increases were lower sales of subfractional motors, 6%. The decrease in subfractional motor sales was driven primarily by weakness in the bottle and can vending market. The growth in fractional/integral motor sales was led by strong demand for AC products, partially offset by a negative impact of foreign currency translation at Motors and Gears' foreign operations.

Operating income for the second quarter of 2000 increased $0.4 million, or 3.2%, over the same period in 1999. Operating income increased due to higher operating income in both the controls and motors segments, 18% and 1%, respectively. Operating income for the first six months of 2000 increased $0.4 million, or 1.6%, over the same period in 1999. This increase was due to higher operating income in the controls segment, 31%, partially offset by lower operating income in the motors segment, 1%. These variances were primarily due to the sales variances described above.

Operating margin for the second quarter of 2000 decreased 0.4%, from 17.4% in 1999 to 17.0% in 2000, while operating margin for the first six months of 2000 decreased 0.6%, from 17.3% in 1999 to 16.7% in 2000. The decrease in operating margin was largely due to the timing of certain corporate expenses, partially offset by increased gross margins. Gross margins improved due to product design changes, manufacturing process improvements, and material cost savings.

      Consumer and Industrial Products. As of June 30, 2000, the Consumer and Industrial Products group consisted of Riverside, Cape, Welcome Home, Cho-Pat, and Online Environs.

Net sales for the second quarter of 2000 increased $7.6 million, or 34.4%, over the same period in 1999. Sales increased primarily due to the reconsolidation of Welcome Home resulting from its emergence from bankruptcy in July 1999 (see note F). Welcome Home contributed net sales of $11.7 million in the second quarter of 2000. Sales also increased due to the acquisition of Online Environs in March 2000. Online contributed sales of $1.8 million in the second quarter. In addition, sales of Bibles and Bible accessories increased at Riverside, $0.4 million, and sales of orthopedic supports increased at Cho-Pat, $0.1 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

Partially offsetting these increases were lower sales at Parsons, $3.2 million, due to the divestiture of that company in November 1999. Sales also decreased due to lower sales of books and other gift items at Riverside, $0.9 million. Although sales at Cape appear to have decreased $2.3 million, the decrease was due to the reconsolidation of Welcome Home and the resulting elimination of intercompany sales from Cape to Welcome Home. Sales from Cape to third parties increased $1.0 million in the second quarter of 2000 due to improved products and additional customers.

Net sales for the first six months of 2000 increased $9.1 million, or 19.3%, over the same period in 1999. This increase was also primarily due to the reconsolidation of Welcome Home and the acquisition of Online Environs. Welcome Home and Online Environs contributed net sales in the first half of 2000 of $20.9 million and $1.8 million, respectively. In addition, sales of Bibles and Bible accessories at Riverside increased $0.6 million and sales of orthopedic supports at Cho-Pat increased $0.2 million. Partially offsetting these increases were lower sales at Dura Line Retube and Parsons, $1.2 million and $6.7 million, respectively, due to the divestitures of those companies in March and November 1999, respectively. In addition, sales of books and other gift items at Riverside decreased $1.7 million. Sales at Cape appear to have decreased $4.8 million, but this was due to the reconsolidation of Welcome Home as mentioned above. Sales from Cape to third parties increased $1.3 million.

Operating income for the second quarter of 2000 decreased $0.6 million, or 33.9%, compared with the same period in 1999. This decrease was primarily due to lower operating income at Welcome Home, $0.7 million, due to its reconsolidation, as mentioned above. In addition, operating income decreased $0.8 million due to the divestiture of Parsons. Partially offsetting these decreases was higher operating income at Online Environs, $0.7 million, due to its acquisition in March 2000. Operating income also increased at Cape and Cho-Pat, $0.1 million each, due to the higher sales levels discussed above. For the first six months of 2000, operating income decreased $2.9 million, or 97.5%, compared with the same period in 1999. This was also primarily due to the reconsolidation of Welcome Home. Welcome Home contributed operating income of $(2.4) million in the first half of 2000. This was a typical six months for Welcome Home as it is a seasonal business with the vast majority of its operating income realized in the fourth quarter. In addition, operating income for the six months decreased $1.5 million due to the divestiture of Parsons. Partially offsetting these decreases was higher operating income at Online Environs, $0.7 million, due to its acquisition, as well as higher operating income at Riverside and Cho-Pat, $0.2 million and $0.1 million, respectively.

Operating margin for the second quarter of 2000 decreased 3.7%, from 7.3% in 1999 to 3.6% in 2000, while operating margin for the first six months of 2000 decreased 6.2%, from 6.3% in 1999 to 0.1% in 2000. These decreases are primarily the result of the reconsolidation of Welcome Home and the divestiture of Parsons.

Consolidated Results:  (See Condensed Consolidated Statement of Operations).

Consolidated net sales for the second quarter of 2000 increased $13.9 million, or 7.2%, over the same period in 1999. This increase was primarily due to the acquisitions of Teleflow, Yearntree, and IDL in the Jordan Specialty Plastics group, and Online Environs in the Consumer and Industrial Products group. Net

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

sales also increased due to the reconsolidation of Welcome Home resulting from its emergence from bankruptcy in July 1999. In addition, second quarter sales increased due to higher sales of school annuals and ad specialties at SPAI, screen printed products at Valmark, folding boxes at Seaboard, thermoplastic colorants at Sate Lite, controls and fractional/integral motors at Motors and Gears, Bibles and Bible accessories at Riverside, and home accessories at Cape. Partially offsetting these higher sales were decreased sales of calendars at SPAI, plastic injection molded products at Sate Lite, torque converters and air conditioning compressors in the Jordan Auto Aftermarket group, and subfractional motors at Motors and Gears. Sales also decreased due to the divestitures of Dura Line Retube and Parsons in March and November 1999, respectively.

For the first six months of 2000, consolidated net sales increased $41.4 million, or 11.6%, over the same period in 1999. This increase was also primarily due to the acquisitions mentioned above as well as the acquisition of Alma in March 1999. The reconsolidation of Welcome Home also contributed to the increase in net sales for the first half of 2000. In addition, sales increased due to higher sales of screen printed products and roll stock at Valmark, labels at Pamco, folding boxes at Seaboard, thermoplastic colorants at Sate Lite, controls and fractional/integral motors at Motors and Gears, Bibles and Bible accessories at Riverside, and orthopedic supports at Cho-Pat. Partially offsetting these increases were lower sales of calendars at SPAI, plastic injection molded products at Sate Lite and Beemak, torque converters at Dacco, and subfractional motors at Motors and Gears. Sales also decreased due to the sales of Dura Line Retube and Parsons, as mentioned above.

Consolidated operating income for the second quarter of 2000 increased $0.1 million, or 0.5%, over the same period in 1999. This increase was due to the acquisitions mentioned above as well as higher operating income at Valmark, Seaboard, Sate Lite, Beemak, and the controls and motors segments of Motors and Gears. Operating income also increased due to lower corporate overhead. Partially offsetting these increases was decreased operating income resulting from the divestitures and reconsolidation mentioned above, as well as lower operating income at Pamco, Dacco, and Alma. For the first six months of 2000, consolidated operating income increased $1.1 million, or 2.6%, over the same period in 1999. This increase was primarily due to the acquisitions discussed above and higher operating income at SPAI, Valmark, Seaboard, Sate Lite, the controls segment of Motors and Gears, Riverside, and Cho-Pat. In addition, operating income increased due to lower corporate overhead. Partially offsetting these increases was lower operating income resulting from the divestitures mentioned above as well as decreased operating income at Dacco, the motors segment of Motors and Gears, and Welcome Home. The decreased operating income at Dacco is primarily due to the lack of extreme cold and hot weather experienced throughout 2000 and the resulting lower sales volume, while the lower operating income at Welcome Home is due to the seasonal nature of Welcome Home's business.

Consolidated operating margin for the second quarter of 2000 decreased 0.8%, from 12.7% in 1999 to 11.9% in 2000, while consolidated operating income for the first six months of 2000 decreased 0.9%, from 11.4% in 1999 to 10.5% in 2000. The decrease in operating margin is due to the reasons mentioned above.

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

The Company had approximately $221.7 million of working capital from continuing operations at June 30, 2000 compared to approximately $160.3 million at the end of 1999. The increase in working capital during the first six months of 2000 was primarily due to higher marketable securities and inventories of $70.1 million and $10.6 million, respectively. These increases in working capital are partially offset by higher accrued liabilities and taxes payable of $10.1 million and $15.4 million, respectively.

Operating activities. Net cash used in operating activities for the six months ended June 30, 2000 was $10.2 million compared to net cash provided by operating activities of $19.4 million during the same period in 1999. The decrease in cash is primarily due to increases in non-current assets as compared to the same period in the prior year, partially offset by a smaller increase in current assets as compared to the prior year.

Investing activities. Net cash provided by investing activities for the six months ended June 30, 2000 was $20.5 million compared to net cash used in investing activities of $124.1 million during the same period in 1999. The increase was primarily due to decreased spending on acquisitions and the proceeds from the sale of discontinued operations in the current year.

Financing activities. Net cash used in financing activities for the six months ended June 30, 2000 was $8.3 million compared to net cash provided by financing activities of $114.7 million during the same period in 1999. This decrease is primarily due to the net proceeds of $149.8 million from the Jordan Industries, Inc. senior debt issuance in the prior year. Partially offsetting this decrease was the payment of financing costs resulting from this debt issuance in the prior year.

The Company expects its principal sources of liquidity to be from its operating activities and funding from its revolving lines of credit. The Company further expects that these sources will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next twelve months.

The Company is party to various credit agreements under which the Company is able to borrow up to $160.0 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature at various dates through 2002. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of August 11, 2000, the Company had approximately $83.0 million of available funds under these arrangements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

In addition, Welcome Home, a subsidiary of the Company, has a Security Agreement with Fleet, which provides for maximum borrowings of $15.0 million. The agreement is secured by essentially all the assets of Welcome Home and expires October 29, 2003. As of August 11, 2000, Welcome Home had approximately $6.1 million of available funds under this agreement.

Impact of Year 2000

The Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change.

Quantitative And Qualitative Disclosures About Market Risks

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At June 30, 2000, the Company had $78.9 million of variable rate debt outstanding. A one percentage point increase in interest would increase the annual amount of interest paid by approximately $0.8 million. The Company does not believe that its market risk financial instruments on June 30, 2000 would have a material effect on future operations or cash flows.

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

                                                 JORDAN INDUSTRIES, INC.



August 11, 2000                         By:    /s/ Thomas C. Spielberger
                                             ---------------------------
                                                 Thomas C. Spielberger
                                                   Senior Vice President,
                                                   Finance and Accounting