Form 10-Q
period 2000-09-30
JORDAN INDUSTRIES INC
filed 2000-11-09
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                          -----------------------


                                 FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 2000            Commission File Number 33-24317


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

       The number of shares outstanding of Registrant's Common Stock as of November 9, 2000: 98,501.0004.

                          JORDAN INDUSTRIES, INC.

                                   INDEX


Part I.                                                              Page No.
-------                                                              --------

    Financial Information                                               3

    Condensed Consolidated Balance Sheets
    at September 30, 2000, and December 31, 1999                        3

    Condensed Consolidated Statements of Operations for
    the Three Months Ended September 30, 2000 and 1999
    and the Nine Months Ended September 30, 2000 and 1999               4

    Condensed Consolidated Statements of Cash Flows for
    the Nine Months Ended September 30, 2000 and 1999                   5

    Notes to Condensed Consolidated Financial Statements                6

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations                      13


Part II.
--------

    Other Information                                                  21

    Signatures                                                         22

                          JORDAN INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                               September 30,       December 31,
                                                   2000               1999
                                              --------------       ------------
                                               (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                       $ 15,299        $     20,417
  Accounts receivable, net                         146,816             139,269
  Inventories                                      140,835             130,747
  Net assets of discontinued operations
   held for sale                                         -             267,616
  Prepaid expenses and other current assets         11,907              10,392
                                                ----------        ------------
    Total Current Assets                           314,857             568,441

Property, plant and equipment, net                 109,049             108,114
Investments in and advances to affiliates           36,353              25,337
Goodwill, net                                      365,803             404,359
Deferred income taxes                               15,851              15,851
Other assets                                        45,714              44,238
                                                ----------        ------------
    Total Assets                                  $887,627        $  1,166,340
                                                ==========        ============

LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
  Accounts payable                                $ 60,054        $     60,345
  Accrued liabilities                               65,531              60,184
  Taxes payable                                      3,285               3,115
  Advance deposits                                   2,208               1,651
  Current portion of long-term debt                 11,946             424,520
                                                ----------        ------------
    Total Current Liabilities                     $143,024             549,815

Long-term debt                                     800,385             843,211
Other non-current liabilities                       10,029               9,897
Minority interest                                      560                 406
Preferred stock                                      1,960               1,846
Net Capital Deficiency:  Common stock
   $.01 par value: 100,000 shares
   authorized and 98,501.0004 shares
   outstanding                                           1                   1
  Additional paid-in capital                         2,116               2,116
  Accumulated other comprehensive loss             (12,121)             (5,740)
  Accumulated deficit                              (58,327)           (235,212)
                                                ----------        ------------
    Total Net Capital Deficiency                   (68,331)           (238,835)
                                                ----------        ------------
    Total Liabilities and Net Capital
     Deficiency                                   $887,627          $1,166,340
                                                ==========        ============



See accompanying notes to condensed consolidated financial statements.

                          JORDAN INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                   September 30,              September 30,
                                --------------------        -------------------

                                   2000       1999            2000        1999
                                  ------     ------          ------      ------

Net sales                        $203,798   $192,605      $ 601,999   $ 549,390
Cost of sales, excluding
 depreciation                     130,604    125,815        382,792     356,064
Selling, general and
 administrative expenses,
 excluding depreciation            42,742     36,524        127,084     102,761
Depreciation                        5,903      5,541         17,195      16,064
Amortization of goodwill
 and other intangibles              4,092      3,924         12,331      11,472
Goodwill impairment                14,636          -         14,636           -
Management fees and other              65        709            557       2,351
                                ---------   --------      ---------    --------

Operating income                    5,756     20,092         47,404      60,678

Other (income) expenses:
  Interest expense                 23,340     23,213         69,292      63,648
  Interest income                    (600)      (212)        (1,960)       (710)
  Other                               969        464          1,571         (86)
                                ---------   --------      ---------    --------
   Total other expenses, net       23,709     23,465         68,903      62,852
                                ---------   --------      ---------    --------
Loss from continuing
 operations before income
 taxes, minority interest
 and extraordinary items          (17,953)    (3,373)       (21,499)     (2,174)
 Provision (benefit)for
  income taxes                      1,178       (460)          (310)      6,489
                                ---------   --------      ---------    --------
Loss from continuing operations
  before minority interest and
  extraordinary items
                                  (19,131)    (2,913)      (21,189)      (8,663)
Minority interest                    (164)       (76)          503           89
                                ---------   --------      --------     --------
Loss from continuing
  operations                      (18,967)    (2,837)      (21,692)      (8,752)
Discontinued operations, net of
  taxes                               131       (289)     (198,690)      (5,373)
                                ---------   --------     ---------     --------
(Loss) income before
 extraordinary items              (19,098)    (2,548)      176,998       (3,379)
Extraordinary items                     -       (193)            -            -
                                ---------   --------     ---------    ---------
Net (loss) income               $ (19,098)   $(2,355)    $ 176,998      $(3,379)
                                =========   ========     =========    =========



See accompanying notes to condensed consolidated financial statements.

                          JORDAN INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                             NINE MONTHS ENDED
                                                                 September 30,
                                                           ---------------------
                                                             2000          1999
                                                            ------        ------

Cash flows from operating activities:
 Net income (loss)                                        $ 176,998    $ (3,379)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
    Depreciation and amortization                            43,967      41,045
    Amortization of deferred financing fees                   3,800       3,940
    Minority interest                                           154       2,083
    Non-cash interest                                        14,830      22,135
    Loss on sale of subsidiary                                    -          65
    Gain on sale of discontinued operations                (198,690)          -
    Changes in operating assets and liabilities
     Net of effects from acquisitions:
      Increase in current assets                            (23,396)    (53,764)
      (Decrease) increase in current liabilities            (28,427)      6,388
      Increase in non-current assets                        (19,616)    (16,276)
      Increase (decrease) in non-current liabilities            133      (2,337)
                                                          ---------    --------
        Net cash used in operating activities               (30,247)       (100)


Cash flows from investing activities:
  Proceeds from sale of discontinued operations             141,953          -
  Capital expenditures, net                                 (11,223)    (12,476)
  Acquisitions of subsidiaries                              (38,873)   (145,476)
  Additional purchase price payments and SAR payments        (3,593)     (9,135)
  Net cash acquired in purchase of subsidiaries               1,680       1,975
  Other                                                          28        (357)
                                                           --------    --------
        Net cash provided by (used in) investing
          activities                                         89,972    (165,469)

Cash flows from financing activities:
  (Repayment) proceeds of revolving credit
   facilities, net                                          (58,993)     35,000
  Repayment of long-term debt                                (3,075)     (4,991)
  Repayment of subordinated seller note                           -      (1,500)
  Proceeds from debt issuance - Jordan
   Industries, Inc.                                               -     149,761
  Payment of financing costs                                      -     (12,858)
  Other borrowing                                                 -       2,240
                                                           --------    --------
        Net cash (used in) provided by financing            (62,068)    167,652
         activities

Foreign currency translation                                 (2,775)     (2,746)
                                                           --------    --------
Net decrease in cash and cash equivalents                    (5,118)       (663)
Cash and cash equivalents at beginning of period             20,417      23,008
                                                           --------    --------
Cash and cash equivalents at end of period               $   15,299    $ 22,345
                                                           ========    ========


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

B. Inventories

Inventories are summarized as follows:

                                           September 30,          December 31,
                                               2000                   1999
                                           ------------           ------------

       Raw materials                          $ 54,442             $  50,484
       Work-in-process                          18,417                16,335
       Finished goods                           67,976                63,928
                                              --------              --------
                                              $140,835              $130,747
                                              ========              ========

C.  Comprehensive Income

Total comprehensive (loss) income for the quarters and nine months ended September 30, 2000 and 1999 is as follows:


                                     Three Months ended     Nine Months Ended
                                     September 30, 2000        September 30,
                                    --------------------    -----------------
                                      2000        1999       2000       1999
                                    --------    --------    -------    ------


Net (loss) income                   $(19,098)   $(2,355)   $176,998   $(3,379)
Foreign currency translation             847      1,180      (6,381)   (5,998)
                                    --------    -------    ---------   -------
Comprehensive (loss) income         $(18,251)   $(1,175)   $170,617   $(9,377)
                                    =========   ========   ========   ========

D.  Sales of Subsidiaries

On April 27, 2000, the Company sold Bellevue Data Communications, Inc. ("Bellevue") to a related party for $4,117. Bellevue specializes in providing internet and information technologies to enhance its customers' markets, information assets and productivity. No significant gain or loss was recorded as a result of the sale.

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

E.  Acquisition and Formation of Subsidiaries

On June 2, 2000, the Company purchased Instachange Displays Limited and Pique Display Systems, Inc. (collectively "IDL") for approximately $12,635. IDL is Canada's leading manufacturer and distributor of point-of-purchase display and retail merchandising products. The acquisition was financed with $10,146 of cash and a $2,489 subordinated seller note. The purchase price has been preliminarily allocated to working capital of $1,629, and property, plant and equipment of $1,315, and resulted in an excess purchase price over net identifiable assets of $9,691. IDL is a division of Deflecto.

On March 14, 2000, the Company purchased Online Environs, Inc. ("Online Environs"), an international internet business solutions developer and consultant, for $4,124. The acquisition was financed with $2,624 in cash and a $1,500 subordinated seller note. Online Environs' digital communications solutions are designed to help clients increase sales, improve communications, and create and enhance business identities over the internet, commonly known as eBusiness. The purchase price has been preliminarily allocated to working capital of $259, property, plant and equipment of $194 and long-term liabilities of $(43) and resulted in an excess purchase price over net identifiable assets of $3,714.

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

The acquisition of Alma was financed with a $155,000 "tack-on" bond offering at a 103/8% coupon. The bonds were sold at 96.62% of par and mature on August 1, 2007. The net cash to the Company was $149,761. The Company used the proceeds from the offering to purchase Alma and to repay outstanding borrowings on its revolving credit facility.

Acquisitions of the Company have been financed primarily through the use of the revolving lines of credit, the issuance of Senior Debt, and seller notes. These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the operating results of each of these acquisitions have been included in the consolidated operating results of the Company since the date of their acquisition.

Unaudited pro forma information with respect to the Company as if the 2000 and 1999 acquisitions and divestitures had occurred on January 1, 1999 is as follows:

                                                   Nine Months Ended
                                                     September 30,
                                               ------------------------
                                                 2000             1999
                                               --------         -------
Net sales                                     $ 612,759       $ 598,773
Net loss before taxes                           (18,396)         (4,699)
Net loss from continuing operations           $ (19,255)      $  (2,428)

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

On January 18, 2000, the Company's affiliates sold the common stock of JTP to a third party and the Company sold its interest in the preferred stock for $54,100. The Company also received $6,535 for reimbursement of expenses, $12,000 for the buyout of the management services agreements, and $3,900 for an advisory and indemnity fee. The Company has recognized a gain on the sale of its interests in JTP of $187,053 in the first nine months of 2000, net of taxes of approximately $28,000.

For the period from January 1, 2000 to January 18, 2000 and the year ended December 31, 1999, JTP's net sales were $20,724 and $431,310, respectively. The losses on discontinued operations related to JTP in the Company's Statements of Operations for the period from January 1, 2000 to January 18, 2000 and the year ended December 31, 1999 included income tax expense of $406 and $9,269, respectively.

On June 22, 2000, the Company's affiliates sold the common stock of Capita, which included the subsidiaries Protech, Aurora, Garg, and Raba, to a third party and the Company sold its interest in the preferred stock for $10,000 in marketable securities. The Company also received $60,750 in marketable securities for its intercompany notes and $2,000 in cash for the buyout of

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

the management services agreements. The marketable securities were sold for cash of $70,750 in August 2000. The Company has recognized a gain on the sale of its interests in Capita of $11,637 in the first nine months of 2000, net of taxes of $7,000.

For the period from January 1, 2000 to June 22, 2000 and the year ended December 31, 1999, Capita's net sales were $17,225 and $10,207, respectively. The losses on discontinued operations related to Capita in the Company's Statements of Operations for the period from January 1, 2000 to June 22, 2000 and the year ended December 31, 1999, included income tax expenses of $0 and $(80), respectively.

The following table summarizes the Company's discontinued operations:

                                      Three months ended      Nine Months Ended
                                         September 30,            September 30,
                                      ------------------     ------------------
                                       2000        1999       2000        1999
                                      ------      ------     ------      ------
(Income) loss from discontinued
   operations before income taxes     $   -      $(3,703)    $ 9,190    $(6,010)
Provision for income taxes                -        3,414         406        637
                                      -----      -------     -------    -------
Net (income) loss from discontinued
   operations                             -         (289)      9,596     (5,373)
Loss (gain) on disposal of
   discontinued operations              131            -    (243,286)         -
Provision for income taxes                -            -      35,000          -
                                      -----      -------    --------    -------
Discontinued operations, net of taxes $ 131       $ (289)  $(198,690)   $(5,373)
                                      =====      =======    ========    =======

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

I.  Related Party Transaction

In April 2000, the Company, through Motors and Gears, invested an additional $5,059 in Class A Preferred Stock of JZ International, Ltd. This increases the Company's investment in JZ International to $12,344 at September 30, 2000. JZ International's Chief Executive Officer is David W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates. JZ International is a merchant bank located in London, England that is focused on making European and other international investments.

J.  Business Segment Information

See Part 1 "Financial Information" - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 1999 consolidated financial statements with respect to segmentation or the measurement of segment profit or loss.

K.  Goodwill Impairment

The Company evaluates its long-lived assets, including goodwill, on an ongoing basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

During the nine months ended September 30, 2000, Motors and Gears recorded a non-cash impairment loss of $14,636 associated with the write-down of goodwill relating to one of its businesses, ED&C. This write-down of goodwill is not deductible for income tax purposes. Significant adverse changes in ED&C's business environment as well as historical, current and projected cash flow losses led management to evaluate the operations of ED&C. As a result of this evaluation, management concluded that ED&C's goodwill was impaired, and accordingly, it has been written down to zero, Motors and Gears' best estimate of its fair value as determined using expected future cash flows. Considerable management judgment is necessary to determine fair value. Accordingly, actual results could vary significantly from these estimates.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

L.Income taxes

The provision (benefit) for income taxes differs from the amount of income tax provision (benefit) computed by applying the United States federal income tax rate to income (loss) from continuing operations before income taxes, minority interest, and extraordinary items. A reconciliation of the differences is as follows:

                                                        Nine Months ended
                                                       September 30, 2000
                                                       ------------------

Computed statutory tax benefit                            $ (7,525)
Increase (decrease) resulting from:
    Goodwill write-off                                       5,123
    Amortization of goodwill                                 1,025
    Disallowed meals and entertainment                         220
    State and local tax and other                              847
                                                          --------
Benefit from income taxes                                 $   (310)
                                                          ========

M. Subsequent Events

On October 10, 2000, the Company purchased Internet Services of Michigan, Inc. ("ISMI") for $1,500. The acquisition was financed with cash. ISMI is an internet service provider with approximately 9,500 customers located in Michigan. The purchase price has not been allocated at this time.

On October 23, 2000, the Company purchased Flavorsource, Inc. ("Flavorsource") for $9,000. The acquisition was financed with $7,750 of cash and a $1,250 subordinated seller note. Flavorsource is a developer and compounder of flavors for use in beverages of all kinds, including coffee, tea, juices, bar mixes, sodas, and cordials as well as in nutritional foods, bakery products and ice cream and dairy products. The purchase price has not been allocated at this time.

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

Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the quarters and nine months ended September 30, 2000 and 1999. This discussion reviews the following segment data and certain of the consolidated financial data for the Company.

                                       Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                    ----------------------    ------------------
                                       2000         1999      2000        1999
                                       ----       ------      -----      ------

Net Sales:
Specialty Printing and Labeling      $ 31,345     $28,184     $87,261    $80,733
Jordan Specialty Plastics              25,985      24,142      73,451     64,140
Jordan Auto Aftermarket                33,265      36,179     109,433     98,754
Motors and Gears                       82,131      78,579     244,378    232,973
Consumer and Industrial Products       31,072      25,521      87,476     72,790
                                     --------    --------     -------    -------
   Total                             $203,798    $192,605    $601,999   $549,390
                                     ========    ========    ========   ========

Operating Income (Loss):
Specialty Printing and Labeling        $2,008       $ 969     $ 6,029    $ 4,180
Jordan Specialty Plastics               1,526       1,338       4,329      2,801
Jordan Auto Aftermarket                 3,853       5,406      14,255     15,677
Motors and Gears                       (1,335)     13,086      25,715     39,721
Consumer and Industrial Products          873       1,503         948      4,461
                                     --------    --------     -------    -------
   Total(a)                            $6,925     $22,302     $51,276    $66,840
                                     ========    ========     =======    =======

Operating Margin(b)
Specialty Printing and Labeling          6.4%        3.4%        6.9%       5.2%
Jordan Specialty Plastics                5.9%        5.5%        5.9%       4.4%
Jordan Auto Aftermarket                 11.6%       14.9%       13.0%      15.9%
Motors and Gears                        (1.6%)      16.7%       10.5%      17.1%
Consumer and Industrial Products         2.8%        5.9%        1.1%       6.1%
   Total(a)                              3.4%       11.6%        8.5%      12.2%


----------------------
(a) The total does not include corporate overhead of $1,169 and $2,210 for the three months ended September 30, 2000 and 1999, respectively and $3,872 and $6,162 for the nine months ended September 30, 2000 and 1999, respectively.

(b)  Operating margin is operating income divided by net sales.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

       Specialty Printing and Labeling. As of September 30, 2000, the Specialty Printing and Labeling group ("SPL") consisted of SPAI, Valmark, Pamco, and Seaboard.

Net sales for the third quarter of 2000 increased $3.2 million, or 11.2%, over the same period in 1999. This increase was due to higher sales of calendars and ad specialties at SPAI, $2.0 million and $0.3 million, respectively, increased sales of screen printed products and membrane switches at Valmark, $0.6 million and $0.2 million, respectively, and higher sales of labels at Pamco, $0.5 million. Partially offsetting these increases were decreased sales of rollstock at Valmark, $0.2 million, and lower sales of folding boxes at Seaboard, $0.2 million. Net sales for the first nine months of 2000 increased $6.5 million, or 8.1%, over the same period in 1999. This increase was due to higher sales of school annuals and ad specialties at SPAI, $0.3 million and $1.6 million, respectively, increased sales of screen printed products, membrane switches, and rollstock at Valmark, $2.7 million, $0.4 million, and $0.1 million, respectively, higher sales of labels at Pamco, $0.9 million, and increased sales of folding boxes at Seaboard, $1.0 million. Partially offsetting these increases were decreased sales of calendars at SPAI, $0.5 million. The decrease in sales of calendars at SPAI during the first nine months of 2000 is primarily due to SPAI's decision to outsource production. Production and shipments will increase in the fourth quarter of 2000, as they did in the third quarter. The increase in sales at Valmark is primarily the result of Valmark's successful initiative to provide Apple Computer with the product identification labels for its new computer products.

Operating income for the third quarter of 2000 increased $1.0 million, or 107.2%, compared with the same period in 1999. This increase was due to higher operating income at SPAI and Valmark, $0.8 million and $0.4 million, respectively, partially offset by lower operating income at Pamco and Seaboard, $0.1 million each. The third quarter decrease at Pamco was due to additional expenses incurred for the start up of a new facility in Pennsylvania. The lower third quarter operating income at Seaboard was due to the lower sales mentioned above. For the first nine months of 2000, operating income increased $1.8 million, or 44.2%, over the same period in 1999. This nine month increase over 1999 was due to higher operating income at SPAI and Valmark, $0.9 million and $1.0 million, respectively. Partially offsetting these increases was decreased operating income at Pamco, $0.1 million. The increased operating income can be attributed to the higher sales mentioned above, as well as more efficient monitoring of production, inventory levels, and operating expenses.

Operating margin for the third quarter of 2000 increased 3.0% over the same period in 1999, from 3.4% to 6.4%, and operating margin for the first nine months of 2000 increased 1.7% over 1999, from 5.2% to 6.9%. Operating margin increased primarily due to higher sales levels and more efficient production monitoring, partially offset by new facility start up expenses at Pamco.

       Jordan Specialty Plastics. As of September 30, 2000, the Jordan Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales for the third quarter of 2000 increased $1.8 million, or 7.6% over the same period in 1999. This increase was primarily due to the acquisitions of Teleflow, Yearntree, and IDL (all subsidiaries of Deflecto) in July and December of 1999 and June of 2000, respectively. Teleflow,

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


Yearntree and IDL contributed net sales in the third quarter of 2000 of $2.5 million, $1.1 million, and $2.0 million, respectively, compared to net sales of $1.4 million at Teleflow in the third quarter of 1999. In addition, sales of thermoplastic colorants increased at Sate Lite, $0.2 million, sales of hardware increased at Deflecto, $0.5 million, and sales of chairmats increased at Rolite (a subsidiary of Deflecto), $0.5 million. Partially offsetting these increases were decreased sales of plastic injection molded product at Sate Lite and Beemak, $0.5 million each, and lower sales of office products at Deflecto's Indianapolis facility, $2.6 million. Net sales for the first nine months of 2000 increased $9.3 million, or 14.5%, over the same period in 1999. Teleflow, Yearntree and IDL contributed net sales in the first nine months of 2000 of $7.3 million, $3.7 million, and $2.6 million, respectively, compared to net sales of $1.4 million at Teleflow in the first nine months of 1999. In addition, sales of thermoplastic colorants increased at Sate Lite, $1.1 million and sales of hardware increased at Deflecto, $1.2 million. Partially offsetting these increases were decreased sales of plastic injection molded product at Sate Lite and Beemak, $1.6 million and $0.7 million, respectively, and decreased sales of office products and other plastic products at Deflecto's Indianapolis facility, $2.9 million. The decreased sales of plastic injection molded products at Sate Lite were primarily due to a slowdown in the truck market while the decreased office products sales at Deflecto were primarily due to increased rebates owed to Deflecto's largest customers.

Operating income for the third quarter of 2000 increased $0.2 million, or 14.1%, over the same period in 1999. This increase was primarily due to higher operating income at Deflecto, $0.4 million, resulting from the acquisitions of Teleflow, Yearntree, and IDL mentioned above. In addition, operating income increased at Sate Lite, $0.2 million, due to increased operating efficiencies and sales in Sate Lite's China facility. Partially offsetting these increases was decreased operating income at Beemak, $0.4 million, due to a shift in product mix to more fabricated product which is lower margin product. For the first nine months of 2000, operating income increased $1.5 million, or 54.6%, over the same period in 1999. The primary reason for the increase was higher operating income at Deflecto, $1.6 million, due to the acquisitions discussed above. Operating income also increased at Sate Lite, $0.3 million, while operating income at Beemak decreased $0.4 million.

Operating margin for the third quarter of 2000 increased 0.4% over the same period in 1999, from 5.5% to 5.9%, while operating income for the first nine months of 2000 increased 1.5% over 1999, from 4.4% to 5.9%. The increased operating margin was primarily due to the Deflecto acquisitions and the increased operating efficiencies at Sate Lite.

       Jordan Auto Aftermarket. As of September 30, 2000, the Jordan Auto Aftermarket group ("JAAI") consisted of Dacco and Alma.

Net sales for the third quarter of 2000 decreased $2.9 million, or 8.1%, compared with the same period in 1999. Net sales decreased due to lower sales of torque converters at Dacco, $1.2 million, and decreased sales of clutches and discs and air compressors at Alma, $0.4 million and $1.7 million, respectively. Partially offsetting these decreases were higher sales of torque converters at Alma, $0.4 million. For the first nine months of 2000, net sales increased $10.7 million, or 10.8%, over the same period in 1999. The primary reason for this increase was the acquisition of Alma

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

in March 1999. Alma contributed net sales in the first nine months of 2000 of $59.2 million compared with $46.3 million in the first nine months of 1999. Partially offsetting this increase were lower sales of torque converters at Dacco, $2.2 million. Sales of torque converters at Dacco and air compressors at Alma were primarily effected by the lack of extreme temperatures experienced so far in 2000. Transmissions burn out faster in inclement weather or very hot temperatures, and air conditioning units are only used when the temperature exceeds a certain level.

Operating income for the third quarter of 2000 decreased $1.6 million, or 28.7%, compared with the same period in 1999. Operating income decreased at Dacco and Alma, $1.2 million and $0.7 million, respectively, due to the decreased sales mentioned above. In addition, third quarter operating income was positively effected by a decrease in corporate expenses, $0.3 million. For the first nine months of 2000, operating income decreased $1.4 million, or 9.1%, compared with the same period in 1999. This decrease was primarily due to lower operating income at Dacco, $2.2 million, and the addition of corporate expenses, $0.4 million. Partially offsetting these decreases was increased operating income at Alma, $1.2 million, primarily due to the acquisition of the company in March 1999.

Operating margin for the third quarter of 2000 decreased 3.3% over the same period in 1999, from 14.9% to 11.6%, and operating income for the first nine months of 2000 decreased 2.9% compared with 1999, from 15.9% to 13.0%. This decreased operating margin is primarily due to the lower sales levels discussed above.

       Motors and Gears. As of September 30, 2000, the Motors and Gears group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control and Advanced DC.

Net sales for the third quarter of 2000 increased $3.6 million, or 4.5%, over the same period in 1999. This increase was due to continued strength in the controls segment of the business. Net sales in the controls segment increased 9.9% in the third quarter mainly due to continued strength in the elevator modernization market. In addition, net sales in the third quarter increased due to a 2.7% increase in the motors segment. The growth in the motors segment was led by robust demand for DC products used in material handling and golf cart applications, as well as by strong growth in Europe stemming from the acquisition of the L'Europea hoist product line. Partially offsetting this increase in the motors segment was decreased sales of subfractional motors driven primarily by continued weakness in the bottle and can vending market. Net sales for the first nine months of 2000 increased $11.4 million, or 4.9%, over the same period in 1999. This increase was primarily due to higher sales in the controls segment, 22.0%, and increased sales of fractional/integral motors, 5%. Partially offsetting these increases were lower sales of subfractional motors, 6%.

Operating income for the third quarter of 2000 decreased $14.4 million, or 110.2%, compared with the same period in 1999. This decrease is primarily due to the goodwill impairment of $14.6 million at ED&C (see note K). Excluding the effect of the goodwill impairment, operating income for the third quarter of 2000 increased $0.2 million, or 1.6%, over the same period in 1999. Operating income for the first nine months of 2000 decreased $14.0 million, or 35.3%, compared with the same period in 1999. This was also primarily due to the goodwill impairment discussed above. Excluding the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

effect of this, operating income for the first nine months of 2000 increased $0.6 million, or 1.6%, compared with the same period in 1999.

Operating margin for the third quarter of 2000 decreased to (1.6)% from 16.7% in the same period in 1999 and operating margin for the first nine months of 2000 decreased to 10.5% from 17.1% in the same period in 1999. These decreases were due to the goodwill impairment mentioned above.

       Consumer and Industrial Products. As of September 30, 2000, the Consumer and Industrial Products group consisted of Riverside, Cape, Welcome Home, Cho-Pat, and Online Environs.

Net sales for the third quarter of 2000 increased $5.6 million, or 21.8%, over the same period in 1999. Sales increased primarily due to the reconsolidation of Welcome Home resulting from its emergence from bankruptcy in July 1999 (see note F). Welcome Home contributed net sales of $13.4 million in the third quarter of 2000. Sales also increased due to the acquisition of Online Environs in March 2000. Online contributed net sales of $0.9 million in the third quarter of 2000. In addition, sales of Bibles and Bible accessories increased at Riverside, $0.5 million, and sales of orthopedic supports increased at Cho-Pat, $0.1 million. Partially offsetting these increases were lower sales at Parsons, $3.2 million, due to the divestiture of that company in November 1999. Sales also decreased due to lower sales of books and other gift items at Riverside, $1.1 million. Although sales at Cape decreased $5.0 million, the decrease was mainly due to the reconsolidation of Welcome Home and the resulting elimination of intercompany sales from Cape to Welcome Home. Sales from Cape to third parties increased $0.7 million in the third quarter of 2000 due to improved products and additional customers.

Net sales for the first nine months of 2000 increased $14.7 million, or 20.2%, over the same period in 1999. This increase was also primarily due to the reconsolidation of Welcome Home and the acquisition of Online Environs. Welcome Home and Online Environs contributed net sales in the first nine months of 2000 of $34.3 million and $2.7 million, respectively. In addition, sales of Bibles and Bible accessories at Riverside increased $1.2 million, and sales of orthopedic supports at Cho-Pat increased $0.3 million. Partially offsetting these increases were lower sales at Dura Line Retube and Parsons, $1.2 million and $9.9 million, respectively, due to the divestitures of those companies in March and November 1999, respectively. In addition, sales of books and other gift items at Riverside decreased $2.9 million. Sales at Cape decreased $9.8 million, but this was due to the reconsolidation of Welcome Home, as mentioned above. Sales from Cape to third parties increased $2.0 million in the first nine months of 2000.

Operating income for the third quarter of 2000 decreased $0.6 million, or 41.9%, compared with the same period in 1999. This decrease was primarily due to lower operating income at Welcome Home, $0.2 million, due to its reconsolidation, as mentioned above, as well as decreased operating income at Parsons, $0.7 million, due to its divestiture in November 1999. In addition, operating income decreased due to an operating loss at Online Environs, $0.4 million. Partially offsetting these decreases was increased operating income at Riverside, $0.7 million. Operating income decreased at Online Environs due to a slowdown in website design stemming from cash constraints experienced by many dot.com companies. For the first nine months of 2000, operating income decreased $3.5 million, or 78.8%, compared with the same period in 1999. This was also primarily due to the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

reconsolidation of Welcome Home. Welcome Home recorded operating losses of $2.6 million in the first nine months of 2000. This was a typical nine months for Welcome Home as it is a seasonal business with the vast majority of its operating income realized in the fourth quarter. In addition, operating income for the nine months decreased $2.2 million due to the divestiture of Parsons. Partially offsetting these decreases was increased operating income at Riverside, Cho-Pat, and Online Environs, $0.9 million, $0.1 million, and $0.3 million, respectively.

Operating margin for the third quarter of 2000 decreased 3.1% compared with 1999, from 5.9% to 2.8% and operating margin for the first nine months of 1999 decreased 5.0% compared with 1999, from 6.1% to 1.1%. These decreases were primarily due to the reconsolidation of Welcome Home and the divestiture of Parsons.

Consolidated Results:  (See Condensed Consolidated Statement of Operations).

Consolidated net sales for the third quarter of 2000 increased $11.2 million, or 5.8%, over the same period in 1999. This increase was primarily due to the acquisitions of Teleflow, Yearntree, and IDL in the Jordan Specialty Plastics group, and Online Environs in the Consumer and Industrial Products group. Net sales also increased due to the reconsolidation of Welcome Home resulting from its emergence from bankruptcy in July 1999. In addition, third quarter sales increased due to higher sales of calendars and ad specialties at SPAI, screen printed product at Valmark, labels at Pamco, thermoplastic colorants at Sate Lite, hardware products and chairmats at Deflecto, controls and fractional/integral motors at Motors and Gears, Bibles and Bible accessories at Riverside, and home accessories at Cape. Partially offsetting these increases were lower sales of plastic injection molded products at Sate Lite and Beemak, office products at Deflecto, torque converters at Dacco, air compressors at Alma, subfractional motors at Motors and Gears, and lower sales of books and other gift items at Riverside. Sales also decreased due to the divestiture of Parsons in November 1999.

For the first nine months of 2000, consolidated net sales increased $52.6 million, or 9.6%, over the same period in 1999. This increase was also primarily due to the acquisitions mentioned above as well as to the acquisition of Alma in March 1999. The reconsolidation of Welcome Home also contributed to the increase in net sales for the first nine months of 2000. In addition, sales increased due to higher sales of ad specialties at SPAI, screen printed products at Valmark, folding boxes at Seaboard, thermoplastic colorants at Sate Lite, hardware products at Deflecto, controls and fractional/integral motors at Motors and Gears, Bibles and Bible accessories at Riverside, and orthopedic supports at Cho-Pat. Partially offsetting these increases were lower sales of calendars at SPAI, plastic injection molded products at Sate Lite and Beemak, office products at Deflecto, torque converters at Dacco, subfractional motors at Motors and Gears, and books and other gift items at Riverside. Sales also decreased due to the sales of Dura Line Retube and Parsons, as mentioned above.

Consolidated operating income for the third quarter of 2000 decreased $14.3 million, or 71.4%, compared with the same period in 1999. This decrease was primarily due to the goodwill impairment at ED&C (see note K). In addition, operating income decreased primarily due to lower operating income at

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

Beemak stemming from a shift in product mix to slightly lower margin product, decreased operating income at Jordan Auto Aftermarket due to decreased sales levels, and lower operating income at Welcome Home due to its reconsolidation and the seasonality of its business. Partially offsetting these decreases was increased operating income at SPAI stemming from more efficient production, higher operating income at Valmark resulting from increased sales of higher margin product and increased operating income at Sate Lite due to increased operating efficiencies in the China facility. Consolidated operating income for the first nine months of 2000 decreased $13.3 million, or 21.9%, compared with the same period in 1999. This decrease is also primarily due to the goodwill impairment discussed above. In addition, operating income decreased at Beemak, Dacco, and Welcome Home. Operating income in the third quarter and first nine months of 2000 was also negatively effected by the divestitures of Dura Line Retube and Parsons, as discussed above.

Consolidated operating margin for the third quarter of 2000 decreased to 2.8% from 10.4% in the third quarter of 1999 and consolidated operating margin for the first nine months decreased to 7.9% from 11.0% in the first nine months of 1999. These decreases were due to the reasons mentioned above.

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

The Company had approximately $171.8 million of working capital from continuing operations at September 30, 2000 compared to approximately $160.3 million at the end of 1999. The increase in working capital during the first nine months of 2000 was primarily due to higher accounts receivables and inventories of $7.5 million and $10.1 million, respectively. These increases in working capital are partially offset by higher accrued liabilities and advanced deposits of $5.3 million and $0.6 million, respectively.

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2000 was $30.2 million compared to net cash used in operating activities of $0.1 million during the same period in 1999. The increase in cash used is primarily due to decreases in current liabilities and increases in non-current assets as compared to the same period in the prior year, partially offset by a smaller increase in current assets as compared to the prior year.

Investing activities. Net cash provided by investing activities for the nine months ended September 30, 2000 was $90.0 million compared to net cash used in investing activities of $165.5 million during the same period in 1999. The increase was primarily due to decreased spending on acquisitions and the proceeds from the sale of discontinued operations in the current year.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2000 was $62.1 million compared to net cash

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

provided by financing activities of $167.7 million during the same period in 1999. This decrease is primarily due to the net proceeds of $149.8 million from the Jordan Industries, Inc. senior debt issuance in the prior year. In addition, the Company had net revolver repayments of $59.0 million in the current year as compared to net revolver borrowings of $35.0 million in the prior year.

The Company expects its principal sources of liquidity to be from its operating activities and funding from its revolving lines of credit. The Company further expects that these sources will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next twelve months.

The Company is party to various credit agreements under which the Company is able to borrow up to $160.0 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature at various dates through 2002. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of September 30, 2000, the Company had approximately $134.2 million of available funds under these arrangements.

In addition, Welcome Home, a subsidiary of the Company, has a Security Agreement with Fleet, which provides for maximum borrowings of $15.0 million. The agreement is secured by essentially all the assets of Welcome Home and expires October 29, 2003. As of November 9, 2000, Welcome Home had approximately $6.7 million of available funds under this agreement.

Quantitative And Qualitative Disclosures About Market Risks

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At September 30, 2000, the Company had $24.3 million of variable rate debt outstanding. A one percentage point increase in interest would increase the annual amount of interest paid by approximately $0.2 million. The Company does not believe that its market risk financial instruments on September 30, 2000 would have a material effect on future operations or cash flows.

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.

                             OTHER INFORMATION



Item 1.                 Legal Proceedings
                        -----------------
                        None

Item 2.                 Changes in Securities
                        ---------------------
                        None

Item 3.                 Defaults upon Senior Securities
                        -------------------------------
                        None

Item 4.                 Submission of Matters to a Vote of Security Holders
                        ---------------------------------------------------
                        None

Item 5.                 Other Information
                        -----------------
                        None

Item 6.                 Exhibits and Reports on Form 8-K
                        --------------------------------
                        27.  EDGAR Financial Data Schedule

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      JORDAN INDUSTRIES, INC.



November 9, 2000                             By:    /s/ Thomas C. Spielberger
                                                  ---------------------------
                                                    Thomas C. Spielberger
                                                        Senior Vice President,
                                                        Finance and Accounting