Form 10-K
period 2000-12-31
JORDAN INDUSTRIES INC
filed 2001-03-30
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C., 20549

                            --------------------

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2000        Commission File Number 33-24317

                          JORDAN INDUSTRIES, INC.
             (Exact name of registrant as specified in charter)

                  Illinois                                  36-3598114
         (state or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

       Arbor Lake Centre, Suite 550                             60015
         1751 Lake Cook Road                                  (Zip Code)
         Deerfield, Illinois
(Address of Principal Executive Offices)

                  Registrant's telephone number, including Area Code:
                               (847) 945-5591

            Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
              Title of Each Class                          on Which Registered
              -------------------                         ---------------------
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

                             Yes  X                  No ___
                                 ---

              The aggregate market value of voting stock held by non-affiliates of the registrant is not determinable as such shares were privately placed and there is no public market for such shares.

              The number of shares outstanding of Registrant's Common Stock as of March 30, 2001: 98,501.0004.

Item 1.  BUSINESS
         --------

Jordan Industries, Inc. ("the Company") was organized to acquire and operate a diverse group of businesses with a corporate staff providing strategic direction and support. The Company is currently comprised of 25 businesses which are divided into five strategic business units: (i) Specialty Printing and Labeling, (ii) Consumer and
Industrial Products, (iii) Jordan Specialty Plastics, (iv) Jordan Auto Aftermarket, and (v) Motors and Gears. As of July 21, 1999, Welcome Home is consolidated in the Company's results of operations and is included in the Consumer and Industrial Products business unit. (See Note 3 to the financial statements.) As a result of the transactions described in Note 4 to the financial statements, the Jordan Telecommunication Products segment and the Capita Technologies segment have been reported as discontinued operations for financial reporting purposes in accordance with Accounting Principals Board ("APB") Opinion No. 30.

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

Through the implementation of this strategy, the Company has demonstrated significant and consistent growth in net sales. The Company generated consolidated net sales of $807.3 million for the year ended December 31, 2000 as compared to $468.6 million for the year ended December 31, 1996, representing a compound annual growth rate of 14.7%.

The following chart depicts the operating subsidiaries, which comprise the Company's five strategic business units, together with the net sales for each of the five groups for the year ended December 31, 2000.

                          Jordan Industries, Inc.
                      $807.3 Million of Net Sales (3)

SPECIALTY PRINTING AND LABELING              -   JII Promotions
$122.7 Million of Net Sales                  -   Pamco
                                             -   Valmark
                                             -   Seaboard

CONSUMER AND INDUSTRIAL PRODUCTS             -   Cape Craftsmen
$128.4 Million of Net Sales                  -   Welcome Home (1)
                                             -   Riverside (2)
                                             -   Cho-Pat
                                             -   Online Environs
                                             -   Internet Services of Michigan
                                             -   Flavorsource
                                             -   GramTel

JORDAN SPECIALTY PLASTICS                    -   Sate-Lite
$98.3 Million of Net Sales                   -   Beemak
                                             -   Deflecto

JORDAN AUTO AFTERMARKET                      -   Dacco
$141.2 Million of Net Sales                  -   Alma

MOTORS AND GEARS (4)                         -   Imperial
$316.7 Million of Net Sales                  -   Gear
                                             -   Merkle-Korff
                                             -   FIR
                                             -   Electrical Design & Control
                                             -   Motion Control Engineering
                                             -   Advanced D.C. Motors




---------------------------

(1) On January 21, 1997 Welcome Home filed for Chapter 11 bankruptcy protection. As a result of the Chapter 11 filing, the results of Welcome Home were not consolidated with the Company's results for the period between January 21, 1997 and July 21, 1999, the date Welcome Home emerged from bankruptcy. The results of Welcome Home have been consolidated with the Company's results from the date of its emergence, as the Company regained operational and financial control of Welcome Home. See footnote 3 to the financial statements.

     (2) Riverside was sold on February 2, 2001. See footnote 24 to the financial statements.

     (3) The results of operations of acquired businesses have been included in the Company's consolidated results since the respective dates of acquisition. See footnote 19 to the financial statements.

     (4) The Subsidiaries comprising Motors and Gears are Non-Restricted Subsidiaries, the common stock of which is owned by stockholders and affiliates of the Company and management of the respective companies. In 2001 Motors and Gears, Inc. changed its name to Kinetek, Inc. Kinetek, Inc. is a wholly-owned subsidiary of Motors and Gears Holdings Inc., of which the Company's ownership is solely in the form of M&G Junior Preferred Stock. See note 5 to the financial statements.

The Company's operations were conducted through the following business units as of December 31, 2000:

Specialty Printing and Labeling


The Specialty Printing and Labeling Group manufactures and markets (i) promotional and specialty advertising products for corporate buyers, (ii) labels, tapes, and printed graphic panel overlays for electronics and other manufacturing companies and (iii) printed folding cartons and boxes and other shipping materials. The companies that are part of Specialty Printing and Labeling have provided its customers with products and services for an average of over 40 years. For the fiscal year ended December 31, 2000, the Specialty Printing and Labeling group generated net sales of $122.7 million. Each of the Specialty Printing and Labeling subsidiaries is discussed below:

JII Promotions. In 2001, in an effort to focus attention on its specialty promotion strengths, Sales Promotion Associates, Inc. was renamed JII Promotions, Inc. ("JII Promotions"). JII Promotions is a distributor of corporate recognition, promotion and specialty advertising products and a producer and distributor of calendars for corporate buyers and soft-cover yearbooks for kindergarten through eighth grade.

JII Promotions' net sales for fiscal 2000 were $62.0 million. Approximately 62% of JII Promotions' 2000 net sales were derived from distributing a broad variety of corporate recognition products, promotion and specialty advertising products. These products include apparel, watches, crystal, luggage, writing instruments, glassware, caps, cases, labels and other items that are printed and identified with a particular corporate logo and/or corporate advertising campaign. Approximately 27% of JII Promotions' 2000 net sales were derived from sales of a broad variety of calendars, including hanging, desktop and pocket calendars that are used internally by corporate customers and distributed by them to their clients and customers. High-quality artistic calendars are also distributed. In addition, JII Promotions manufactures and distributes soft-cover school yearbooks for kindergarten through eighth grade, which accounted for approximately 11% of 2000 net sales.

JII Promotions distributes calendars that are assembled in-house as well as by a number of outside suppliers. Facilities for in-house finishing include a composing room, a camera room, and a calendar binding department. Print stock, binding material, packaging and other materials are supplied by a number of independent companies. Specialty advertising products are purchased from more than 950 suppliers. Calendars and specialty advertising products are sold through a 700 person sales force, most of whom are independent contractors.

Management believes that JII Promotions has one of the largest domestic sales forces in the industry. With this large sales force and broad range of calendars and corporate recognition products available, management believes that JII Promotions is a strong competitor in its market. This market is very fragmented and most of the competition comes from smaller-scale producers and distributors.

Valmark. Valmark, which was founded in 1976 and purchased by the Company in 1994, is a specialty printer and manufacturer of graphic components for the electronics Original Equipment Manufacturer ("OEM") market. Valmark's product line includes graphic panel overlays, membrane switch control panels, adhesive-backed labels and electro magnetic shielding devices. Approximately 31% of Valmark's 2000 net sales of $21.7 million were derived from the sales of membrane switch control panels, 49% from graphic panel overlays, 18% from labels and 2% from shielding devices.

The specialty screen print products sold in the electronics industry continue to operate relatively free of foreign competition due to the high level of communication and short time frame usually required to produce orders. While the majority of Valmark's customer base of approximately 1,200 is located in the Northern California area, Valmark conducts business nationally through its network of manufacturing sales representatives.

Valmark sells to four primary markets: personal computers; general electronics; turn-key services; and medical instrumentation. Sales to the hospital and telecommunication industries have experienced the most growth over recent years due to Valmark's membrane switch control panel capabilities.

Valmark is able to provide OEM's with a broader range of products than many of its competitors. Valmark's markets are very competitive in terms of price and accordingly, Valmark's advantage over its competitors is derived from its diverse product line and excellent quality ratings.

Pamco. Pamco, which was founded in 1953 and purchased by the Company in 1994, is a manufacturer and distributor of a wide variety of printed tapes and labels. Pamco offers a range of products from simple one and two-color labels, such as basic bar code and address labels, to eight-color, laminated, embossed, and hot stamped labels for products such as video games and food packaging. All of Pamco's products are made to customer specifications and approximately 94% of all sales were manufactured in-house in 2000. The remaining 6% of net sales were purchased printed products and included business cards and stationery.

Pamco's products are marketed by a team of 9 sales representatives who procure new accounts and service existing accounts. Existing accounts are serviced by 8 customer service representatives and 2 internal salespeople. Pamco's customers represent several different industries with the five largest customers accounting for approximately 19% of 2000 net sales of $18.4 million.

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

Seaboard sells directly to a broad customer base, located primarily east of the Mississippi River, operating in a variety of industries including hardware, personal hygiene, toys, automotive supplies, food and drugs. Seaboard's top ten customers accounted for approximately 37% of Seaboard's 2000 net sales of $20.6 million. Seaboard has exhibited high profit margins and has gained a reputation for exceeding industry standards primarily due to its excellent operating capabilities. Seaboard has historically been highly successful in buying and profitably integrating smaller acquisitions.

Seaboard's markets are very competitive in terms of price, and accordingly, Seaboard's advantage over its competition is derived from its high quality products and excellent service.

Consumer and Industrial Products


Consumer and Industrial Products serves many product segments. It publishes and markets Bibles, religious books and audio materials; manufactures and imports gift items; manufactures orthopedic supports and pain reducing medical devices; provides internet access to small Midwestern markets; manufactures and develops flavors used in beverages and foods; provides internet business development solutions and consulting services; and provides dedicated internet connectivity, co-location, and data storage services at regionally located Secure Network Access Centers. For the year ended December 31, 2000, the Consumer and Industrial Products subsidiaries generated combined net sales of $128.4 million. Each of the Consumer and Industrial Products subsidiaries is discussed below:

Riverside. Riverside is a publisher of Bibles and a distributor of Bibles, religious books and music recordings. Riverside was founded in 1943 and acquired by the Company in 1988. Approximately 77% of Riverside's business consists of products published by other companies. Riverside sells world-wide to more than 10,000 wholesale, religious and trade book store customers, utilizing an in-house telemarketing system, five independent sales representative groups, printed sales media and an internet website. In addition, Riverside sells a small percentage of its products through direct mail and to retail customers. Riverside had 2000 net sales of $54.8 million. On February 2, 2001, Riverside was sold to a third party. See note 24 to the financial statements.

Cape Craftsmen. Founded in 1966 and purchased by the Company in 1996, Cape Craftsmen is a manufacturer and importer of gifts, wooden furniture, framed art and other accessories. Cape Craftsmen manufactures in North Carolina and imports from Mexico and the Far East. Cape Craftsmen sells its products through 3 in-house salespeople and 44 independent sales representatives. Net sales in 2000 were $12.7 million, excluding sales to Welcome Home, a related party, of $17.2 million. Cape Craftsmen competes in a highly fragmented industry and has therefore found it most effective to compete on the basis of price with most wood manufacturers and importers. Cape Craftsmen also strives to deliver better quality and service than its competitors.

Welcome Home.Welcome Home is a specialty retailer of gifts and decorative home furnishings and accessories in North America. Welcome Home began operations in the mid 1970's and was acquired by the Company in 1991. It currently operates 124 stores located in factory outlet centers and regional malls in 37 states. Welcome Home offers a broad product line of 1,500 to 2,500 items consisting of 12 basic groups, including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products.

Competition is highly intense among specialty retailers, traditional department stores and mass merchant discounters in outlet malls and other high traffic retail locations. Welcome Home competes principally on the basis of product assortment, convenience, customer service, price and the attractiveness of its stores. Welcome Home had net sales of $54.4 million in the year ended December 31, 2000.

Cho-Pat. In September 1997, the Company purchased Cho-Pat, Inc., a leading designer and manufacturer of orthopedic supports and patented preventative and pain reducing medical devices. Cho-Pat currently produces eighteen different products primarily for reduction of pain from injuries and the prevention of injuries resulting from over use of the major joints. Cho-Pat's largest selling product is the patented Cho-Pat knee strap, designed to reduce the pain from patellar tendonitis in the knee. Cho-Pat manufactures all of its products in-house. Cho-Pat sells its products to professional, college and high school athletic trainers, medical product distributors, and independent retail drug and sporting goods stores. Cho-Pat had net sales of $1.9 million in 2000.

Online Environs. In March 2000, the Company purchased Online Environs, Inc. Online is an international Internet business solutions developer and consultant whose services are designed to help clients increase sales, improve communications, and create and enhance business identities over the Internet. Online had sales of $3.1 million from the date of acquisition through December 31, 2000.

ISMI. Internet Services of Michigan was purchased by the Company on October 10, 2000. ISMI is an Internet service provider with approximately 9,500 customers located in Michigan. ISMI offers standard dial up resources as well as high-speed Internet connections such as DSL, Satellite and ISDN. ISMI also provides website development and creation services and web hosting features. ISMI had net sales of $0.5 million from the date of acquisition through December 31, 2000.

Flavorsource.On October 23, 2000, the Company purchased Flavorsource, Inc. Flavorsource is a developer and compounder of flavors for use in beverages of all kinds, including coffee, tea, juices, bar mixes, sodas, and cordials, as well as in nutritional foods, bakery products and ice cream and dairy products. Flavorsource had net sales of $0.7 million from the date of acquisition through December 31, 2000.

GramTel. GramTel Communications, Inc. was started by the Company in December 2000. GramTel is an information technology infrastructure outsourcing company that allows its customers to transfer, protect and store their mission critical data at regionally located Secure Network Access Centers. GramTel had net sales of $0.3 million from the date of formation through December 31, 2000.

Jordan Specialty Plastics


Jordan Specialty Plastics serves a broad range of wholesale and retail markets within the highly-fragmented specialty plastics industry. The group designs, manufactures and sells (1) "take-one" point of purchase brochure, folder and application display holders, (2) modular storage systems ("Tilt-Bins"(TM)), (3) plastic injection-molded hardware and office supply products, (4) extruded vinyl chairmats, (5) safety reflectors for bicycles and commercial truck manufacturers and (6) colorants to the thermoplastics industry. The companies that are part of Jordan Specialty Plastics have provided their customers with products and services for an average of over 35 years. For the year ended December 31, 2000, the Jordan Specialty Plastics subsidiaries generated combined net sales of $98.3 million. Each of the Jordan Specialty Plastics subsidiaries is discussed below:

Beemak Plastics. Beemak, which was founded in 1951 and acquired by the Company in July 1989, is an integrated manufacturer of custom point-of-purchase displays, brochure holders and sign holders. Beemak sells its proprietary holders and displays to approximately 5,000 customers around the world. In addition, Beemak produces a small amount of custom injection-molded plastic parts for customers on a contract manufacturing basis. Beemak's net sales for 2000 were $6.8 million.

Beemak's products are both injection-molded and custom fabricated. Beemak's molds are made by outside suppliers. The manufacturing process consists primarily of the injection-molding of polystyrene plastic and the fabrication of plastic sheets. Beemak also provides silk screening of decals and logos onto the final product.

Beemak sells its products through a direct sales force, independent representatives, an extensive on-going advertising campaign and by reputation. Beemak sells to distributors, major companies, and competitors which resell the product under a different name. Beemak has been successful in providing excellent service on orders of all sizes, especially on small orders.

The display holder industry is very fragmented, consisting of a few other known holder and display firms and regionally-based sheet fabrication shops. Beemak has benefited from the growth in "direct" advertising budgets at major companies. Significant advertising dollars are spent each year on direct-mail campaigns, point-of purchase displays and other forms of non-media advertising.

Sate-Lite Manufacturing. Sate-Lite specializes in safety reflectors for bicycles and commercial truck manufacturers, colorants/masterbatches for the thermoplastics industry, and a line of retail Tilt-Bin(TM) storage containers. Sate-Lite was founded in 1968 and acquired by the Company in 1988. Bicycle reflectors and plastic bicycle parts account for approximately 32% of Sate-Lite's net sales in 2000. Sales of emergency warning triangles and specialty reflectors and lenses to commercial truck customers accounted for approximately 25% of net sales in 2000. Sales of colorants to the thermoplastics industry accounted for approximately 32% of net sales in 2000. Sales of storage containers accounted for approximately 5% of net sales. The remaining 6% of 2000 net sales were derived from other miscellaneous plastic injection molded products. Sate-Lite's net sales for 2000 were $16.2 million.

Sate-Lite's bicycle and truck/auto products are sold directly to a number of OEM's. The three largest OEM customers are Tandem (China), Grote Industries, and Federal Mogul, which account for a total of approximately 13% of Sate-Lite's net sales in 2000. Colorants are sold primarily to plastic processors in North America. The Tilt-Bin(TM) storage containers are sold primarily to retail outlets used for in-store display fixtures, as well as for home consumer use. In 2000, Sate-Lite's ten largest customers accounted for approximately 43% of net sales.

Sate-Lite's bicycle products are marketed to bicycle OEM's in North America and Asia. Sales to foreign customers are handled directly by management and by independent trading companies on a commission basis. Sate-Lite's net export sales accounted for approximately 25% of its total 2000 net sales. Export sales were principally to China and Canada. The principal raw materials used in manufacturing Sate-Lite's products are plastic resins, metal fasteners, and color pigments. Sate-Lite purchases these materials from several independent suppliers. In the fourth quarter of 1998, Sate-Lite opened a wholly-owned manufacturing factory in China. Sate-Lite sells to a variety of companies in Asia including Tandem, Giant, Southern Cross, and other bicycle manufacturers who have recently been increasing their sales to the North American market through mass market bicycle brands such as Huffy, Mongoose, Pacific, and Roadmaster.

The markets for bicycle parts and thermoplastic colorants are highly competitive. Sate-Lite competes in these markets by offering innovative products and by relying on its established reputation for producing high-quality plastic components and colorants. Sate-Lite's principal competitors in the bicycle parts market consist of both foreign and domestic manufacturers. Sate-Lite competes with regional companies in the thermoplastic colorant markets.

Deflecto Corporation. Founded in 1960 and acquired by the Company in 1998, Deflecto designs, manufactures and markets plastic injection-molded products for mass merchandisers, major retailers and large wholesalers. Deflecto sells its products in two product categories: hardware products and office supply products. Hardware products, which comprised approximately 57% of Deflecto's net sales in 2000, include heating and cooling air deflectors, clothes dryer vents and ducts, kitchen vents and ducts, sheet metal pipes and elbows, exhaust fittings, heating ventilation and air conditioning registers and other widely recognized products. Office supply products, many of which have patents and trademarks, represented approximately 43% of net sales in 2000 and include such items as wall pockets, literature displays, file and chart holders, business card holders, chairmats and other top-branded office supply products. Deflecto's net sales for 2000 were $75.3 million.

Deflecto manufactures approximately 80% of its products in-house, with the remainder outsourced to other injection molders. Deflecto efficiently manages the mix of manufactured and outsourced product due to its ability to accurately project pricing, cost and capacity constraints. This strategy enables Deflecto to grow without being constrained by capacity issues.

Deflecto sells its products through an in-house salaried sales force and the use of independent sales representatives. Deflecto has the critical mass to command strong positions and significant shelf space with the major mass merchandisers and retailers. In the hardware products line, Deflecto sells to major national retailers such as Ace Hardware, Wal-Mart, and Home Depot, as well as to heating, ventilating and air conditioning ("HVAC") and appliance part wholesalers. Deflecto sells its office supply products line to major office supply retailers such as Office Depot, Office Max and Staples, as well as to national wholesalers, such as United Wholesalers and S.P. Richards. Deflecto has established strong relationships with its customers and is known for delivering high quality, well packaged products in a timely manner.

Competition in the hardware and office supplies business is increasing due to the consolidation of companies serving the market. The increased competition has prevented price increases and has forced manufacturers to improve production efficiency, product quality and delivery. The Company believes that Deflecto's mix of manufactured and outsourced product, and its management of this process, allows it to maintain high production efficiency, keeping costs down and product quality high.

Jordan Auto Aftermarket


Jordan Auto Aftermarket is the leading supplier of remanufactured torque converters to the automotive aftermarket parts industry. In addition, it produces newly manufactured torque converters, air conditioning compressors, and clutch and disc assemblies for major automotive and equipment OEM's. For the year ended December 31, 2000, the Jordan Auto Aftermarket subsidiaries generated combined net sales of $141.2 million. Each of the Jordan Auto Aftermarket subsidiaries is discussed below.

DACCO. DACCO is a producer of remanufactured torque converters, as well as automotive transmission sub-systems and other related products used by transmission repair shops. DACCO was founded in 1965 and acquired by the Company in 1988.

Approximately 70% of DACCO's products are classified as "hard" products, which primarily consist of torque converters and hydraulic pumps that have been rebuilt or remanufactured by DACCO. The torque converter, which replaces the clutch in an automatic transmission, transfers power from the engine to the drive shaft. The hydraulic pump supplies oil to all the systems in the transmission.

Approximately 30% of DACCO's products are classified as "soft" products, such as sealing rings, bearings, washers, filter kits and rubber components. Soft products are purchased from a number of vendors and are resold in a broad variety of packages, configurations and kits.

DACCO's customers are automotive transmission parts distributors and transmission repair shops and mechanics. DACCO has 50 independent sales representatives who accounted for approximately 51% of DACCO's net sales of $66.4 million in 2000. These sales representatives sell nationwide to independent warehouse distributors and transmission repair shops. DACCO also owns and operates 39 distribution centers which sell directly to transmission shops. DACCO's distribution centers average 5,400 square feet, cover a 50-100 mile selling radius and sell approximately 40% hard products and 60% soft parts. In 2000, no single customer accounted for more than 2% of DACCO's net sales.

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

Alma. Founded in 1944 and acquired by the Company in March 1999, Alma uses a combination of remanufacturing and new production to produce torque converters, air conditioning compressors, and clutch and disc assemblies for major automotive and equipment OEM's such as Ford, Chrysler, GM, John Deere, Caterpillar, and Case, as well as numerous other direct aftermarket customers. Torque converters and clutch and disc assemblies are also referred to as drive trains. Net sales were $74.8 million during the year ended December 31, 2000.

Alma manufactures its products to customer's specifications, and its engineering department works closely with the customer's engineers to ensure that specifications are met. Torque converters (approximately 45% of 2000 net sales) are remanufactured and sold to major automotive OEMs such as Ford and Chrysler, typically for warranty replacement. Alma does not sell torque converters in the independent aftermarket, which is the primary market for DACCO's torque converters. Air conditioning compressors (approximately 38% of 2000 net sales) are both remanufactured and produced new for the automotive aftermarket. Alma's compressors are sold to the service arms of major automotive manufacturers such as Ford, Chrysler, GM, John Deere, and Caterpillar. Alma supplies the majority of the compressors purchased by these customers in the aftermarket. Clutch and disc assemblies (approximately 17% of 2000 net sales) are both remanufactured and produced new and are sold primarily to repackagers who then resell the products to automotive parts distributors. Alma has long-term contracts with several customers, and has developed strong relationships with all of its major customers. Alma was selected by Ford to remanufacture, distribute, and fully merchandise Ford's first two Ford Quality Renewal programs for torque converters and clutch and disc assemblies. The use of Alma remanufactured Ford Quality Renewal products in new vehicle warranty repair is indicative of Alma's engineering, manufacturing and quality expertise. Approximately 27% of Alma's 2000 sales were to Ford and approximately 14% were to Chrysler.

Alma's market is somewhat captive in that any supplier selling to the major automotive and equipment OEMs must adhere to the same quality standards with which Alma complies. Alma's primary competitors in the torque converter market are Dynamic and Aftermarket Technologies, while Four Seasons is the primary competitor in the air conditioning compressor market. Alma competes based on quality, price, and customer service.

Motors and Gears


Motors and Gears is a leading domestic manufacturer of specialty purpose electric motors, gears and motion control systems, serving a diverse customer base. Its products are used in a broad range of applications, including vending machines, refrigerator ice dispensers, commercial floor care equipment, elevators, photocopy machines, and conveyor and automation systems.

Motors and Gears operates in the businesses of electric motors ("motors") which includes the subsidiaries Imperial, Gear, Merkle-Korff, Fir, and Advanced D.C. Motors; and electronic motion control systems ("controls") which includes the subsidiaries Electrical Design & Control and Motion Control Engineering. For the year ended December 31, 2000 Motors and Gears generated net sales of $316.7 million.

Electric Motors. Electric motors are devices that convert electric power into rotating mechanical energy. The amount of energy delivered is determined by the level of input power supplied to the electric motor and the size of the motor itself. An electric motor can be powered by alternating current ("AC") or direct current ("DC"). AC power is generally supplied by power companies directly to homes, offices and industrial sites whereas DC power is supplied either through the use of batteries or by converting AC power to DC power. Both AC motors and DC motors can be used to power most applications; the determination is made by the consideration of power source availability, speed variability requirements, torque considerations, and noise constraints.

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

Fractional/Integral Motors. Motors & Gears' fractional/integral horsepower products are comprised of AC and DC motors and gearmotors having power ranges from 1/8 to 100 horsepower. Primary end markets for these motors include commercial floor equipment, commercial dishwashers, commercial sewing machines, industrial ventilation equipment, golf carts, lift trucks and elevators.

Gears and Gearboxes. Gears and gearboxes are mechanical components used to transmit mechanical energy from one source to another source. They are normally used to change the speed and torque characteristics of a power source such as an electric motor. Gears and gearboxes come in various configurations such as helical gears, bevel gears, worm gears, planetary gearboxes, and right-angle gearboxes. For certain applications, an electric motor and a gearbox are combined to create a gearmotor.

Motors & Gears' precision gear and gearbox products are produced in sizes of up to 16 inches in diameter and in various customized configurations such as pump, bevel, worm and helical gears. Primary end markets for these products include original equipment manufacturers ("OEM's") of motors, commercial floor care equipment, aerospace and food processing product equipment.

Electronic Motion Control Systems. Electronic motion control systems are assemblies of electronic and electromechanical components that are configured in such a manner that the systems have the capability to control various commercial or industrial processes such as conveyor systems, packaging systems, elevators, and automated assembly operations. The components utilized in a motion control system are typically electric motor drives (electronic controls that vary the speed and torque characteristics of electric motors), programmable logic controls ("PLCs"), transformers, capacitors, switches and software to configure and control the system. The majority of the Company's motion control products control automated conveyor systems used in automotive manufacturing and elevators.

Backlog


As of December 31, 2000 the Company had a backlog of approximately $95.6 million, compared with $90.5 million as of December 31, 1999. The backlog in 2000 is primarily due to motor sales at Merkle-Korff. Management believes that the backlog may not be indicative of future sales.

Seasonality


The Company's aggregate business has a certain degree of seasonality. JII Promotions, Welcome Home's and Riverside's sales are somewhat stronger toward year-end due to the nature of their products. Calendars at JII Promotions have an annual cycle while Bibles and religious books at Riverside and home furnishings and accessories at Welcome Home are popular as holiday gifts.

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

Employees

As of December 31, 2000, the Company and its subsidiaries employed approximately 6,967 people. Approximately 1,698 of these employees were members of various labor unions. The Company believes that its subsidiaries' relations with their respective employees are good.

Environmental Regulations

The Company is subject to numerous U.S. and foreign federal, state, provincial and local laws and regulations relating to the storage, handling, emissions and discharge of materials into the environment, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act, and the Resource Conservation and Recovery Act. Under CERCLA and analogous state laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws frequently impose cleanup liability regardless of whether the owner or operator knew of or was responsible for the presence of such hazardous or toxic substances and regardless of whether the release or disposal of such substances was legal at the time it occurred. Regulations of particular significance to the Company's ongoing operations include those pertaining to handling and disposal of solid and hazardous waste, discharge of process wastewater and storm water and release of hazardous chemicals. The Company believes it is in substantial compliance with such laws and regulations.

The Company generally conducts an assessment of compliance and the equivalent of a Phase I environmental survey on each acquisition candidate prior to purchasing a company to assess the potential for the presence of hazardous or toxic substances that may lead to cleanup liability with respect to such properties. The Company does not currently anticipate any material adverse effect on its results of operations, financial condition or competitive position as a result of compliance with federal, state, provincial, local or foreign environmental laws or regulations. However, some risk of environmental liability and other costs is inherent in the nature of the Company's business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments such as the obligation to investigate or cleanup hazardous or toxic substances at the Company's property for which indemnification is not available, could lead to material costs of environmental compliance and cleanup by the Company.

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

Item 2.               Properties
                      ----------

The Company leases approximately 36,800 square feet of office space for its headquarters in Illinois. The principal properties of each subsidiary of the Company at December 31, 2000, and the location, the primary use, the capacity, and ownership status thereof, are set forth in the table below.


                                                                       SQUARE      OWNED/
COMPANY LOCATION                     USE                                FEET       LEASE
----------------                     ---                               ------      ------
Advanced DC
  Syracuse, NY                   Manufacturing/Administration          49,600        Owned
  Syracuse, NY                   Manufacturing                         45,000       Leased
  Carrollton, TX                 Manufacturing/Administration          29,000       Leased
  Dewitt, NY                     Manufacturing                         18,500       Leased
  Eternoz, France                Manufacturing/Administration          15,000       Leased
  Putzbrunn, Germany             Warehouse                              1,200       Leased

Alma
  Alma, MI                       Manufacturing                        459,000        Owned

Beemak
  Rancho Dominguez, CA           Manufacturing/Administration         104,000       Leased

Cape Craftsmen
  Elizabethtown, NC              Manufacturing/Administration          85,000       Leased
  Elizabethtown, NC              Assembly                              20,000       Leased
  Elizabethtown, NC              Assembly                              57,000       Leased
  Clarkton, NC                   Assembly                              47,000        Owned

Cho-Pat
  Hainesport, NJ                 Manufacturing/Administration           7,000       Leased

Dacco
  Cookeville, TN                 Manufacturing/Administration         355,000        Owned
  Huntland, TN                   Manufacturing                         72,000        Owned
  Rancho Cucamonga, CA           Manufacturing/Administration          42,000        Owned

Deflecto
  Indianapolis, IN               Manufacturing/Administration         182,600        Owned
  Indianapolis, IN               Assembly/Administration               47,900       Leased
  Fishers, IN                    Manufacturing                        134,400       Leased
  St. Catherines, Ont.           Manufacturing                         50,000        Owned
  St. Catherines, Ont.           Assembly                              78,000       Leased
  Midvale, OH                    Manufacturing/Administration          20,430        Owned
  Pearland, TX                   Manufacturing                         63,000       Leased
  Newport, Wales                 Manufacturing                         66,000        Owned
  Aurora, Ontario                Manufacturing/Administration          30,500       Leased

ED&C
  Troy, MI                       Manufacturing/Administration          29,000       Leased

FIR
  Casalmaggiore, Italy           Manufacturing/Administration         100,000        Owned
  Varano, Italy                  Manufacturing                         30,000        Owned
  Bedonia, Italy                 Manufacturing                          8,000       Leased
  Reggio Emilia, Italy           Manufacturing/Distribution            30,000       Leased
  Genova, Italy                  Research and Development              33,000       Leased


Gear
  Grand Rapids, MI               Manufacturing/Administration          45,000        Owned

GramTel
  Chicago, IL                    Administration                         3,300       Leased
  South Bend, IN                 Sales                                  9,000        Owned
Imperial
  Akron, OH                      Manufacturing                         43,000        Owned
  Middleport, OH                 Manufacturing                         85,000        Owned
  Cuyahoga Falls, OH             Manufacturing                         63,000       Leased
  Alamogordo, NM                 Manufacturing                         25,800       Leased
  Oakwood Village, OH            Manufacturing/Administration          25,000       Leased

ISMI
  Howell, MI                     Administration/Sales                   3,800       Leased

Merkle-Korff
  Des Plaines, IL                Design/Administration                 38,000       Leased
  Richland Center, WI            Manufacturing                         45,000       Leased
  Darlington, WI                 Manufacturing                         68,000       Leased
  Des Plaines, IL                Manufacturing/Administration         112,000       Leased
  SLP Mexico                     Manufacturing                         46,000       Leased

Motion Control
  Rancho Cordova, CA             Manufacturing/Administration          40,000       Leased
  Rancho Cordova, CA             Administration                        45,000       Leased

Online Environs
  Cambridge, MA                  Design/Sales                           7,587       Leased
  San Francisco, CA              Design                                 1,040       Leased

Pamco
  Des Plaines, IL                Manufacturing/Administration          52,000        Owned
  King of Prussia, PA            Manufacturing/Administration          24,000       Leased

Riverside
  Iowa Falls, IA                 Distribution/Storage                 150,000        Owned

Sate-Lite
  Niles, IL                      Manufacturing/Administration         117,835       Leased
  Shunde, Guangdong              Manufacturing/Administration          57,072       Leased

Seaboard
  Fitchburg, MA                  Manufacturing/Administration         260,000        Owned
  Miami, FL                      Manufacturing                         90,000        Owned
  Brentwood, NY                  Manufacturing                         35,000       Leased

JII Promotions
  Red Oak, IA                    Manufacturing/Administration         140,000        Owned
  Coshocton, OH                  Manufacturing/Administration         218,000        Owned
  Columbus, OH                   Sales                                 11,000       Leased

Valmark
  Fremont, CA                    Manufacturing/Administration          46,700       Leased
  Fremont, CA                    Manufacturing/Administration          14,830       Leased

Welcome Home
  Wilmington, NC                 Administration                        10,000       Leased


DACCO also owns or leases 39 distribution centers, which average 5,400 square feet in size. DACCO maintains five distribution centers in Florida, four distribution centers in Tennessee, three distribution centers in Illinois and Virginia, two distribution centers in each of Arizona, Indiana, Michigan, Texas, Alabama, California, and Ohio with the remaining distribution centers located in Pennsylvania, Minnesota, Missouri, Nebraska, West Virginia, Oklahoma, South Carolina, Nevada, Georgia and Kentucky.

Welcome Home leases 124 specialty retail stores in 37 states, with the majority of store locations in outlet malls. Welcome Home maintains 17 stores in California, 9 stores in Florida, 6 stores in both Georgia and Texas, 5 stores in both Missouri and New York, and 4 stores in each of Illinois, Michigan, North Carolina, Ohio, Pennsylvania and Washington. The remaining stores are located throughout the United States.

Merkle-Korff's facilities are leased from the Chairman of Merkle-Korff. The Company believes that the terms of the lease are comparable to those which would have been obtained by the Company had the leases been entered into with an unaffiliated third party.

To the extent that any of the Company's existing leases expire in 2001, the Company believes that its existing leased facilities are adequate for the operations of the Company and its subsidiaries.

Item 3.  LEGAL PROCEEDINGS
         -----------------

The Company's subsidiaries are parties to various legal actions arising in the normal course of their businesses. The Company believes that the disposition of such actions individually or in the aggregate will not have a material adverse effect on the consolidated financial position of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2000.


                                  Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS
         -------------------------------------------------

The only authorized, issued and outstanding class of capital stock of the Company is Common Stock. There is no established public trading market for the Company's Common Stock.

(a) At December 31, 2000, there were 18 holders of record of the Company's Common Stock.


(b) The Company has not declared any cash dividends on its Common Stock since the Company's formation in May 1988. The Indenture, dated as of July 25, 1997, by and between the Company and U.S. Bank Trust National Association f/k/a First Bank National Association, as Trustee, (the "Trustee") with respect to the 10 3/8% Senior Notes and the Indenture dated as of April 2, 1997, by and between the Company and the Trustee with respect to the 11 3/4% Senior Subordinated Discount Debentures (collectively the "Indentures") contain restrictions on the Company's ability to declare or pay dividends on its capital stock. The Indentures each prohibit the declaration or payment of any dividends or the making of any distribution by the Company or any Restricted Subsidiary (as defined in the Indentures) other than dividends or distributions payable in stock of the Company or a Subsidiary and other than dividends or distributions payable to the Company.

Item 6.  SELECTED FINANCIAL DATA
         -----------------------

The following table presents selected operating, balance sheet and other data of the continuing operations of the Company and its subsidiaries as of and for the five years ended December 31, 2000. The financial data have been derived from the consolidated financial statements of the Company and its subsidiaries. As a result of the transactions described in Note 4 to the financial statements, the Jordan Telecommunications Products segment and the Capita Technologies segment have been reported as discontinued operations for financial reporting purposes in accordance with Accounting Principals Board ("APB") Opinion No. 30, and their results have been excluded from the information shown below.


                                                                  Year Ended December 31,
                                                       ------------------------------------------
                                                                 (Dollars in thousands)

                                               2000            1999          1998          1997           1996
                                               ----            ----          ----          ----           ----

Operating data: (1)
Net Sales.................................. $807,296         $766,655      $633,579      $450,102       $468,568
Cost of sales, excluding
 depreciation............................... 513,755          497,223       406,970       282,654        292,889
                                             -------          -------       -------       -------        -------
Gross profit, excluding
 depreciation............................... 293,541          269,432       226,609       167,448        175,679
Selling, general and
 administrative expense,
 excluding depreciation..................... 173,370          153,582       131,055       100,778        127,529
Operating income............................  51,013           69,245        57,977        39,221            407
Interest expense............................  92,009           87,058        70,184        66,947         62,576
Interest income.............................  (5,464)          (1,083)       (1,656)       (2,227)        (2,416)
Loss from continuing
 operations (2)............................. (36,046)          (5,731)      (15,081)      (10,603)       (58,797)

Balance sheet data (at end of period):
Cash and cash equivalents...................  21,713           19,973        14,967        43,512         25,787
Working capital............................. 159,299          161,570       144,474       124,941         84,208
Total assets................................ 896,701        1,159,496       955,405       849,595        642,808
Long-term debt (less
  current portion).......................... 787,694          837,712     1,054,327       915,145        683,564
Net capital deficiency (3).................. (82,010)        (238,835)     (208,144)     (175,285)      (130,281)



----------------------------------------

(1) The Company has acquired a diversified group of operating companies over the five year period which significantly affects the comparability of the information shown above.

(2) Loss from continuing operations in 1996 includes compensation expense related to compensation agreements of $3,876, the loss on the purchase of an affiliate, $4,488, restructuring charges related to Welcome Home, $8,106, and other non-recurring charges, $4,136. Loss from continuing operations in 1997 includes a gain on the sale of a subsidiary of $17,081, and the recording of equity in the loss of an investee of $3,386. Loss from continuing operations in 1999 includes a gain of the sale of Parsons of $10,037. Loss from continuing operations in 2000 includes a $14,636 write-down of goodwill related to a subsidiary of Motors and Gears (see footnote 22 to the financial statements) and a loss on the sale of a subsidiary of $2,798 (see footnote 24 to the financial statements).

(3)  No cash dividends on the Company's Common Stock have been declared or paid.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          -------------------------------------------------------------

Historical Results of Operations


         Summarized below are the historical net sales, operating income and operating margin (as defined below) for each of the Company's business groups for the fiscal years ended December 31, 2000, 1999, and 1998. This discussion should be read in conjunction with the historical consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report.

         In 1998 Sate-Lite and Beemak were reclassified from the Consumer and Industrial Products segment to the Jordan Specialty Plastics segment. In 1999, DACCO was reclassified from the Consumer and Industrial Products segment to the Jordan Auto Aftermarket segment. Also in 1999, Welcome Home was reconsolidated into the Consumer and Industrial Products segment.
Welcome Home's results are included from the time of its emergence from bankruptcy on July 21, 1999. Prior period results were also realigned into these new groups in order to provide accurate comparisons between periods.

                                                   Year ended December 31,
                                                   -----------------------
                                              2000         1999           1998
                                              ----         ----           ----
                                                    (dollars in thousands)

    Net Sales:
    Specialty Printing & Labeling           $122,691      $117,678    $120,160
    Jordan Specialty Plastics                 98,353        86,284      65,387
    Jordan Auto Aftermarket                  141,213       131,935      71,568
    Motors and Gears                         316,666       307,877     275,833
    Consumer and Industrial Products         128,373       122,881     100,631
                                            --------      --------    --------
       Total                                $807,296      $766,655    $633,579
                                            ========      ========    ========

    Operating Income (1):
    Specialty Printing & Labeling             $7,210        $7,638      $8,259
    Jordan Specialty Plastics                  1,928         4,319       4,654
    Jordan Auto Aftermarket                   20,449        16,675      10,531
    Motors and Gears                          36,497        50,597      42,324
    Consumer and Industrial Products           3,071         7,867       6,574
                                             -------       -------     -------
       Total                                 $69,155       $87,096     $72,342
                                             =======       =======     =======

    Operating Margin (2):
    Specialty Printing & Labeling               5.9%          6.5%        6.9%
    Jordan Specialty Plastics                   2.0%          5.0%        7.1%
    Jordan Auto Aftermarket                    14.5%         12.6%       14.7%
    Motors and Gears                           11.5%         16.4%       15.3%
    Consumer and Industrial Products            2.4%          6.4%        6.5%
    Combined                                    8.6%         11.4%       11.4%


(1) Before corporate overhead of $18,142, $17,851 and $14,365 for the years ended December 31, 2000, 1999, and 1998, respectively.

(2)      Operating margin is operating income divided by net sales.

Specialty Printing & Labeling. As of December 31, 2000, the Specialty Printing & Labeling group consisted of JII Promotions, Valmark, Pamco, and Seaboard.

2000 Compared to 1999. Net sales increased $5.0 million or 4.3% for the year ended December 31, 2000. Net sales increased primarily due to increased sales of outside specialties at JII Promotions, $1.2 million, screen printing and membrane switches at Valmark, $1.6 million and $0.9 million, respectively, labels at Pamco, $1.2 million and packaging at Seaboard, $0.4 million. Partially offsetting these increases was the decrease in calendar sales at JII Promotions of $0.3 million. The decrease in sales of calendars at JII Promotions is due to consolidation in the banking and insurance industries. The increase in sales at Valmark is primarily the result of Valmark's successful initiative to provide Apple Computer with the product identification labels for its new computer products.

Operating income decreased $0.4 million or 5.6% for the year ended December 31, 2000. The majority of the decrease was due to lower operating income at Pamco, $0.8 million and Seaboard, $0.3 million, partially offset by increases in operating income at JII Promotions, $0.1 million and Valmark, $0.6 million. The increase in operating income at Valmark is due primarily to the increase in sales to Apple as mentioned above. The decrease in operating income at Pamco was due to it's new facility in Pennsylvania.

1999 Compared to 1998. Net sales decreased $2.5 million, or 2.1% and operating income decreased $0.6 million, or 7.5% when comparing the year ended December 31, 1999 with the year ended December 31, 1998. Sales decreased primarily due to lower sales of calendars at JII Promotions, $1.8 million, decreased sales of roll stock at Valmark, $0.1 million, and lower sales of folding boxes at Seaboard, $4.2 million. Partially offsetting these decreases were increased sales of ad specialty products and school annuals at JII Promotions, $0.3 million and $0.1 million, respectively, higher sales of screen printed products and membrane switches at Valmark, $2.2 million and $0.2 million, respectively, and increased sales of labels at Pamco, $0.8 million. Sales of calendars decreased at JII Promotions due to consolidation in the banking and insurance industries, which are a large part of JII Promotions' customer base, and sales declined at Seaboard due to a general slowdown in the corrugated folding box industry. The increase in sales of screen printed products at Valmark is due to Valmark's implementation of a stock inventory program that allows Valmark to more efficiently accommodate its larger customers.

Operating income decreased due to lower operating income at JII Promotions and Seaboard $0.7 million and $1.4 million, respectively. Partially offsetting these decreases was increased operating income at Valmark and Pamco, $0.8 million and $0.7 million, respectively. Operating income declined at JII Promotions due to lower sales and the increased focus on and investments in the corporate programs division and operating income decreased at Seaboard due to lower absorption of fixed overhead because of a lower sales level. Operating income increased at Valmark and Pamco due to those businesses more efficiently monitoring production, inventory levels, and operating expenses.

Jordan Specialty Plastics. As of December 31, 2000 the Jordan Specialty Plastics group consisted of Sate-Lite, Beemak, and Deflecto.

2000 Compared to 1999. Net sales increased $12.1 million or 14.0% for the year ended December 31, 2000. The increase in net sales was primarily due to increases in sales at Deflecto and Sate-Lite, $12.0 million and $1.5 million, respectively, partially offset by decreased sales at Beemak, $1.4 million. The increase in sales at Deflecto is due to the acquisitions of Yearntree and IDL on December 20, 1999 and June 2, 2000, respectively, which added $5.1 million and $4.6 million to 2000 sales, in addition to increased sales of hardware products of $7.1 million. These increases were partially offset by decreased sales in Deflecto's office product line of $4.8 million. Sate-Lite's increase in sales resulted from the addition of the Tilt-Bin(TM) product line which was transitioned from Beemak to Sate-Lite in August 2000, $0.8 million, and increased sales at Midwest Color of $0.7 million. Beemak's sales decreased due to the transfer of the Tilt-Bin(TM) product line to Sate-Lite. Beemak's sales from the Tilt-Bin(TM) product line for the period from January to July 2000 amounted to $1.3 million as compared to $2.7 million for the full year of 1999.

Operating income decreased $2.4 million or 55.4% for the year ended December 31, 2000. Lower operating income was due to decreases at Beemak and Deflecto, $0.9 million and $1.6 million, respectively, partially offset by increases at Sate-Lite of $0.1 million. Decreased operating income at Beemak is attributable to the Tilt-Bin(TM) transfer to Sate-Lite and a shift of product mix to more fabricated product which is a lower margin product. Deflecto's decrease in operating income was due to a $1.5 million management severance accrual in December. Increased operating income at Sate-Lite was due to greater operating efficiencies and the increased sales resulting from the Tilt-Bin(TM) addition to their product line.

1999 Compared to 1998. Net sales increased $14.7 million or 20.6% for the year ended December 31, 1999. This increase was partially due to the acquisition by Deflecto of Teleflow in July 1999. Teleflow contributed net sales of $3.5 million since the date of acquisition. In addition, sales of thermo-plastic colorants and truck reflector products increased at Sate-Lite, $1.2 million and $0.4 million, respectively, and sales of hardware and office products increased at Deflecto, $7.0 million and $4.0 million, respectively. Partially offsetting these increases were lower sales of plastic injection molded and fabricated products at Beemak, $0.9 million and $0.1 million, respectively, and decreased sales of bicycle reflectors at Sate-Lite, $0.4 million. In addition to the increase in net sales resulting from the Teleflow acquisition, sales at Deflecto also increased due to the benefit of a full year of sales in 1999 versus ten months of sales in 1998 as well as Deflecto's success at integrating Rolite's operations and selling Rolite chairmat products through Deflecto sales channels. Beemak sales declined due to heavy competition in the Tilt-bin(TM) product line.

Operating income decreased $0.3 million or 7.2% for the year ended December 31, 1999. Operating income increased at Beemak and Sate-Lite, $0.2 million and $0.5 million, but decreased at Deflecto, $1.0 million. Operating income increased at Beemak and Sate-Lite due to gross margin increases and better overhead control. Operating income at Deflecto decreased due to lower gross profit resulting from an unfavorable product mix shift from office products sales to hardware sales.

Jordan Auto Aftermarket. As of December 31, 2000, the Jordan Auto Aftermarket group consisted of DACCO and Alma.

2000 Compared to 1999. Net sales increased $9.3 million or 7.0% for the year ended December 31, 2000. The increase was due to increased sales at Alma of $11.9 million, including increased sales of drive trains and air compressors of $7.4 million and $4.5 million, respectively, offset by a decrease in sales at DAACO of $2.6 million. The primary reason for the increase at Alma was due to a full year's results being included in 2000 as compared with approximately nine months results included in 1999. The decrease in DACCO's sales resulted from lower sales of converters, $3.1 million, other hard parts, $0.5 million and scrap sales, $0.2 million, partially offset by increased sales of soft parts of $1.2 million.

Operating income increased $3.8 million or 22.6% for the year ended December 31, 2000. Increases at Alma and DACCO were $2.6 million and $1.8 million, respectively, partially offset by increased corporate expenses of $0.6 million. The major reason for the increase in operating income at Alma is due to the increase in 2000 sales, as mentioned above. DACCO's operating income increased as a result of focused cost cutting efforts aimed at achieving production efficiencies and a price increase instituted in October 2000.

1999 Compared to 1998. Net sales increased $66.5 million or 101.8% for the year ended December 31, 1999. The increase is primarily due to the acquisition of Alma in March 1999 which contributed net sales of $63.0 million since the date of acquisition. In addition, sales of rebuilt torque converters increased at DACCO, $3.5 million.

Operating income increased $6.1 million or 58.3% for the year ended December 31, 1999. This increase is also primarily due to the acquisition of Alma, as discussed above. Alma contributed operating income of $8.1 million in the last nine months of 1999. Partially offsetting this increase was lower operating income at DACCO, $1.2 million, and increased corporate expenses, $0.8 million. The decrease in operating income at DACCO was due to expenses incurred related to the UAW negotiations at DACCO's Cookeville, TN plant. DACCO did not experience any loss of production or sales due to its ability to hire replacement workers, and an agreement was reached on February 1, 2000.

Motors and Gears. As of December 31, 2000, the Motors and Gears group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control, and Advanced DC.

2000 Compared to 1999. Net sales increased $8.8 million or 2.9% for the year ended December 31, 2000. The increase in net sales was primarily due to increased sales of fractional/integral products, 3.4%. This growth is the result of strong performance in the material handling, utility vehicle and European markets (net of unfavorable Euro exchange rates). Sales of electronic motion control systems increased by 15.2% as a result of continued strength in the elevator modernization market. The increase in sales was partially offset by decreases in subfractional motor sales, 6.4%, due to weakness in the bottle and can vending market.

Operating income decreased $14.1 million or 27.9% for the year ended December 31, 2000. The decrease was primarily the result of the $14.6 million goodwill impairment charge at ED&C (see note 24 to the financial statements). Excluding the impact of the goodwill impairment, operating income would have increased 1.1%, primarily as a result in the increased sales and gross margin. The improvement to gross margin was driven by the company's continued product design changes, manufacturing process improvements, and outsourcing and insourcing of component purchases. Offsets to the gross margin improvement include increased selling, general and administrative expenses.

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

Operating income increased $8.3 million or 19.5% for the year ended December 31, 1999. The primary increase in operating income was a result of the increase in sales discussed above coupled with an improvement in gross margin from 34.6% in 1998 to 36.1% in 1999. The improvement in gross margin is a result of product design changes, manufacturing process improvements and material cast savings experienced throughout Motors and Gears due to efforts put forth by Motors and Gears' sourcing council. Improvements in gross margin were partially offset by increases in selling, general and administrative expenses primarily as a result of the 1998 acquisitions, increases in depreciation due to the 1998 acquisitions and due to a new systems implementation at one of the Motor and Gears subsidiaries.

Consumer and Industrial Products. As of December 31, 2000, the Consumer and Industrial Products group consisted of Riverside, Cape, Welcome Home, Cho-Pat, Online Environs, Flavorsource, ISMI and GramTel. Riverside was sold on February 2, 2001. See footnote 25 to the financial statements.

2000 Compared to 1999. Net sales increased $5.5 million or 4.5% for the year ended December 31, 2000. Net sales increased primarily due to higher sales at Welcome Home, $19.1 million, sales to third parties at Cape of $1.9 million, and sales of knee straps and related products at Cho-Pat, $0.2 million. In addition, ISMI, Online Environs, GramTel and Flavorsource were added to the group in 2000, increasing net sales by $0.5 million, $3.1 million, $0.3 million and $0.7 million, respectively. The increase in sales was offset by decreases in Riverside sales of $2.0 million, and the sale of Parsons and Pex, which had 1999 net sales of $10.8 million and $1.2 million respectively. Total consolidated sales at Cape decreased $6.3 million due to a twelve month elimination of Cape's intercompany sales to Welcome Home in the current year versus six months in 1999 due to Welcome Home's reconsolidation in mid 1999. Welcome Home's sales increase was the result of being consolidated for a full year in 2000 versus six months in 1999.

Operating income decreased $4.8 million or 61.0% for the year ended December 31, 2000. The decrease in operating income is primarily the result of lower operating income at Welcome Home, $5.5 million, resulting from their reconsolidation. Due to the seasonality of Welcome Home's business, the majority of its operating income is recorded in the fourth quarter, therefore, because of the timing of Welcome Home's reconsolidation, its typical slow season was not included in the 1999 consolidated results. Also contributing to the decrease in operating income were the dispositions of Parsons and Pex, which contributed operating income in 1999 of $2.3 million and $0.4 million respectively. Offsetting the decrease in operating income were increases at Cape, $1.1 million and Riverside, $2.2 million. In addition, Cho-Pat recorded increased operating income of $0.1 million.

1999 Compared to 1998. Net sales increased $22.3 million or 22.1% for the year ended December 31, 1999. The increase was primarily due to the reconsolidation of Welcome Home in July 1999. Welcome Home contributed net sales of $35.3 million during the period from July 21, 1999 to December 31, 1999. In addition, net sales increased due to increased contract distribution sales at Riverside, $0.5 million, and higher sales of orthopedic supports and other pain reducing devices at Cho-Pat, $0.2 million. Partially offsetting these increases were lower sales at Parsons and Dura Line Retube ("Pex"), $2.2 million and $3.7 million, respectively, due to the divestitures of those businesses during 1999. In addition, sales decreased due to lower sales of Bibles and Bible accessories, and books at Riverside, $1.8 million and $0.8 million, respectively. This is due to a strong economy and low unemployment. Although sales at Cape decreased by $5.2 million, the decrease is due to the reconsolidation of Welcome Home and the resulting elimination of sales from Cape to Welcome Home. Sales from Cape to third parties increased $2.7 million, due to improved products and additional customers.

Operating income increased $1.3 million or 19.7% for the year ended December 31, 1999. The primary reason for the increase was due to the reconsolidation of Welcome Home, as discussed above. Welcome Home contributed operating income of $4.0 million since the date of its emergence from bankruptcy. In addition, operating income was positively effected by $0.3 million as a result of the disposition of Pex in March 1999. Pex had negative operating income historically. Partially offsetting this increase was decreased operating income at Parsons, $1.4 million, due to the divestiture of the business in November 1999. In addition, operating income declined at Riverside, $1.6 million, due to lower sales mentioned above.

Consolidated Operating Results.  (See Consolidated Statements of Operations).
-------------------------------

2000 Compared to 1999. Net sales increased $40.6 million or 5.3% for the year ended December 31, 2000 as compared to 1999. The increase in sales partially resulted from Welcome Home's inclusion in the consolidated financial statements for the full year due to its reconsolidation in mid 1999, $19.1 million, and the Company's acquisitions of Yearntree and Rolite, $5.1 million and $4.6 million, respectively. In addition, increased sales of outside specialties at JII Promotions, greater sales of membrane switches and screen printing at Valmark, increased sales of drive trains and air compressors at Alma, higher sales of fractional/integral products and electronic motion control systems in the Motors and Gears group and an increase of sales to third parties at Cape also contributed to higher 2000 sales. Sales also increased due to the acquisitions of ISMI, GramTel, Online Environs and Flavorsource in the Consumer and Industrial Products group. Offsetting these increases were lower calendar sales at JII Promotions, decreased sales in Deflecto's office products division, lower converter sales at DACCO, a decrease in sub fractional motor sales in the Motors and Gears group, and the sale of Parsons and Pex in 1999.

Operating income decreased $18.2 million or 26.3% for the year ended December 31, 2000. The decrease in operating income was due to a $14.6 million goodwill impairment charge in the Motors and Gears group relating to ED&C. SPL had lower operating income due to Pamco's new operations in Pennsylvania. In addition, the sales of Parsons and Pex contributed to the decrease. Partially offsetting these decreases was increased operating income in the Auto Aftermarket group for both DACCO and Alma due to DACCO's price increase and cost cutting efforts and Alma's increase in sales as mentioned above. Operating income for SPL increased slightly due to Valmark's increased sales to Apple.

1999 Compared to 1998. Net sales increased $133.1 million or 21.0% for the year ended December 31, 1999. The increase in sales was partially due to the 1999 acquisitions of Teleflow in the Jordan Specialty Plastics group ($3.5 million) and Alma in the Jordan Auto Aftermarket group ($63.0 million). Sales also increased due to a full year of sales from the following companies which were acquired in 1998: Deflecto and Rolite in the Jordan Specialty Plastics group and Advanced DC in the Motors and Gears group. In addition, increased sales were due to higher sales of screen printed products at Valmark, increased sales of labels at Pamco, higher sales of thermo-plastic colorants and truck reflector products at Sate-Lite, increased sales of hardware and office products at Deflecto, higher sales of rebuilt converters at DACCO, and increased sales of fractional/integral motors and motion control systems in the Motors and Gears group. Sales also increased by $35.3 million due to the reconsolidation of Welcome Home, resulting from that company's emergence from bankruptcy in July 1999. Partially offsetting these increases were lower sales of calendars at SPAI, decreased sales of folding boxes at Seaboard, decreased sales of plastic-injection molded products at Beemak, lower sales of subfractional motors in the Motors and Gears group, and lower sales of Bibles and Bible accessories at Riverside. In addition, net sales decreased due to the divestitures of Parsons and Dura Line Retube in November and March 1999, respectively.

Operating income increased $11.3 million or 19.4% for the year ended December 31, 1999. Operating income increased due to the 1999 acquisitions, a full year of operations at the businesses acquired in 1998, more efficient monitoring of production and operating expenses at Valmark and Pamco, increased gross margins at Sate-Lite and Beemak, manufacturing process improvement in the Motors and Gears group, and the reconsolidation of Welcome Home in the Consumer and Industrial Products group. Partially offsetting these increases was lower operating income due to decreased absorption of fixed overhead resulting from lower sales at Seaboard, an unfavorable product mix at Deflecto, startup expenses incurred to establish the Jordan Auto Aftermarket segment, legal and security expenses incurred during DACCO's negotiations with the UAW, and increased depreciation and amortization related to the 1999 and 1998 acquisitions. In addition, operating income decreased due to the divestitures of Parsons and Dura Line Retube.

Interest expense increased $16.9 million or 24.0% due to the Company's Senior Notes offering in March 1999 in addition to higher outstanding revolver balances used to finance acquisitions and seasonal working capital requirements.

Income taxes - See note 13 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources


The Company had approximately $159.3 million of working capital from continuing operations at the end of 2000 compared to approximately $161.6 million at the end of 1999. The decrease in working capital from 1999 to 2000 was primarily due to a higher current portion of long-term debt, accounts payable, and accrued expenses of $24.7 million, $8.5 million, and $2.5 million, respectively. These increases were partially offset by higher inventory and prepaids and other current assets of $8.3 million and $14.0 million, respectively.

The Company has acquired businesses through leveraged buyouts, and as a result has significant debt in relation to total capitalization. See "Business". Most of this acquisition debt was initially financed through the issuance of bonds which were subsequently refinanced in 1997. See Note 12 to the Consolidated Financial Statements.

Management expects continued growth in net sales and operating income in 2001. Capital spending levels in 2001 are anticipated to be below 2000 levels and, along with working capital requirements, will be financed internally from operating cash flow. Operating margins and operating cash flow are expected to be favorably impacted by ongoing cost reduction programs, improved efficiencies and sales growth. Management believes that the Company's cash on hand and anticipated funds from operations will be sufficient to cover its working capital, capital expenditures, debt service requirements and other fixed charge obligations for at least the next 12 months.

The Company is, and expects to continue to be, in compliance with the provisions of its Indentures.

None of the subsidiaries require significant amounts of capital spending to sustain their current operations or to achieve projected growth.

Net cash provided by operating activities for the year ended December 31, 2000 was $1.0 million, compared to $22.0 million provided by operating activities during the same period in 1999. The decrease is primarily attributed to increased prepaids and other current assets and inventory balances and decreased operating liabilities.

Net cash provided by investing activities for year ended December 31, 2000 was $64.8 million, compared to $159.4 million used in investing activities during the same period in 1999. The increase is due primarily to decreased spending on acquisitions and the proceeds from the sale of discontinued operations in the current year.

Net cash used in financing activities for the year ended December 31, 2000 was $59.6 million, compared to $140.2 million provided by financing activities during the same period in 1999. The decrease is primarily due to the net proceeds of $149.8 million from the Company's senior debt issuance in the prior year. In addition, the Company had net revolver repayments of $53.6 million in the current year as compared to net revolver borrowings of $22.1 million in the prior year.

The Company is party to various credit agreements under which the Company is able to borrow up to $160 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature at various dates through 2002. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of March 30, 2001, the Company had approximately $133.0 million of available funds under these arrangements.

The Company may, from time to time, use cash, including cash generated from borrowings under its credit agreements, to purchase either its 11 3/4% Senior Subordinated Discount Debentures due 2009 or its 10 3/8% Senior Notes due 2007, or any combination thereof, through open market purchases, privately negotiated purchases or exchanges, tender offers, redemptions or otherwise, and may, from time to time, pursue various refinancing or financial restructurings, including pursuant to current solicitations and waivers involving those securities, in each case, without public announcement or prior notice to the holders thereof, and if initiated or commenced, such purchases or offers to purchase may be discontinued at any time.

Foreign Currency Impact

The Company's exposure to fluctuations in foreign currency exchange rates is protected by its investment in manufacturing facilities overseas whose costs, including labor and raw materials, are also denominated in local currency. Decreases in the value of foreign currencies relative to the U.S. dollar have not resulted in significant losses from foreign currency translation. However, there can be no assurance that foreign currency fluctuations in the future would not have an adverse effect on the Company's business, financial condition and results of operations.

Impact of Inflation

General inflation has had only a minor effect on the operations of the Company and its internal and external sources for liquidity and working capital, as the Company has been able to increase prices to reflect cost increases, and expects to be able to do so in the future.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
         -----------------------------------------------------------

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 2000, the Company had $31.7 million of variable rate debt outstanding. A one percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.3 million. The Company does not believe that its market risk financial instruments on December 31, 2000 would have a material effect on future operations or cash flows.

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                                                                       Page No.
Reports of Independent Auditors......................................     31

Consolidated Balance Sheets as of December 31, 2000 and
1999..................................................................    35

Consolidated Statements of Operations for the years ended December
31, 2000, 1999, 1998...................................................   36

Consolidated Statements of Changes in Shareholder's Equity (Net
Capital Deficiency) for the years ended December 31, 2000, 1999 and
1998...................................................................   37

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999, and 1998......................................   38

Notes to Consolidated Financial Statements.............................   40

                       REPORT OF INDEPENDENT AUDITORS

     The Board of Directors and Shareholders
     Jordan Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Jordan Industries, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholder's equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of certain subsidiaries whose statements reflect total assets constituting 26% as of December 31, 1999, and net sales constituting 21% and 8% for the years ended December 31, 1999 and 1998, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, is based solely on the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jordan Industries, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  /s/ ERNST & YOUNG LLP

     Chicago, Illinois
     March 23, 2001

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Shareholder of Alma Products I, Inc.:

     We have audited the balance sheet of ALMA PRODUCTS I, INC. (a Michigan corporation) as of December 31, 1999, and the related statements of operations, shareholder's equity and cash flows for the period from March 22, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                                                /s/ ARTHUR ANDERSEN LLP

     Detroit, Michigan
     February 18, 2000

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To the Board of Directors of
     Motion Control Engineering, Inc.:

     We have audited the balance sheets of MOTION CONTROL ENGINEERING, INC.
     (a California corporation and a wholly-owned subsidiary of Kinetek, Inc. formerly Motors and Gears, Inc.) as of December 31, 1999, and the related statements of income, shareholder's equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motion Control Engineering, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

                                                 /s/ ARTHUR ANDERSEN LLP

     Sacramento, California
     January 21, 2000

                       INDEPENDENT AUDITOR'S REPORT

     To the Board of Directors
     FIR Group Holding Italia S.p.A.

         We have audited the consolidated balance sheets of FIR Group Holding Italia S.p.A. (a wholly-owned subsidiary of Kinetek, Inc., formerly Motors and Gears, Inc.) as of October 31, 1999, and the related consolidated statements of income for the two years ended October 31, 1998 and 1999, and the related consolidated statements of retained earnings and cash flow for the year ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 1999, and the results of its operations for the two years ended October 31, 1998 and 1999 and its cash flow for the year ended October 31, 1999, in conformity with generally accepted accounting principles.

                                       /s/ PRICEWATERHOUSECOOPERS S.p.A.

     Bologna, 26 January 2000

                          JORDAN INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

                                                               December 31,
                                                          --------------------
                                                           2000          1999
                                                           ----          ----

Current assets:
  Cash and cash equivalents                               $21,713      $19,973
  Accounts receivable, net of allowance of
  $4,384 and $2,809 in 2000 and 1999, respectively        128,265      127,537
  Inventories                                             139,046      130,747
  Net assets of discontinued operations held for
    sale                                                        -      297,297
  Deferred income taxes                                     9,001        9,681
  Prepaid expenses and other current assets                32,155       18,135
                                                          -------      -------
     Total current assets                                 330,180      603,370

Property, plant and equipment, net                        107,526      107,483
Investments in and advances to affiliates                  42,902       18,052
Goodwill, net                                             371,487      373,041
Deferred income taxes                                       2,851        6,170
Other assets                                               41,755       51,380
                                                         --------   ----------
  Total Assets                                           $896,701   $1,159,496
                                                         ========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY (NET CAPITAL DEFICIENCY)
-------------------------------------------------------------

Current liabilities:
  Accounts payable                                        $68,236      $59,722
  Accrued liabilities                                      65,108       62,578
  Advance deposits                                          1,937        1,651
  Current portion of long-term debt                        35,600      424,520
                                                         --------      -------
      Total current liabilities                           170,881      548,471

Long-term debt                                            787,694      837,712
Other non-current liabilities                              17,728        9,896
Minority interest                                             410          406
Preferred stock                                             1,998        1,846

Shareholder's equity (net capital deficiency):
Common stock $.01 par value: authorized - 100,000
  shares; issued and outstanding - 98,501 shares                1            1
Additional paid-in capital                                  2,116        2,116
Accumulated other comprehensive loss                      (16,641)      (5,740)
Accumulated deficit                                       (67,486)    (235,212)
                                                          --------    ---------
Total shareholder's equity (net capital deficiency)       (82,010)    (238,835)
                                                          --------    ---------
Total Liabilities and Shareholder's Equity (Net
  Capital Deficiency)                                    $896,701    $1,159,496
                                                         =========   ==========

                      See accompanying notes.


                                      JORDAN INDUSTRIES, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (dollars in thousands)

                                                                    Year ended December 31,
                                                                    -----------------------
                                                         2000              1999             1998
                                                         ----              ----             ----

    Net Sales                                          $807,296          $766,655         $633,579
    Cost of sales, excluding depreciation               513,755           497,223          406,970
    Selling, general, and administrative
     expense, excluding depreciation                    173,370           153,582          131,055
    Depreciation                                         24,070            20,647           16,409
    Amortization of goodwill and other
     Intangibles                                         31,108            15,504           13,753
    Management fees and other                            13,980            10,454            7,415
                                                        -------            ------         --------
       Operating income                                  51,013            69,245           57,977
    Other income and expenses:
      Interest expense                                   92,009            87,058           70,184
      Interest income                                    (5,464)           (1,083)          (1,656)
      Loss (gain) on sale of subsidiaries                 2,798           (10,037)               -
      Other                                                 554               (90)             361
                                                        -------           -------         --------
          Total other expenses                           89,897            75,848           68,889
                                                        -------           -------         --------
    Loss from continuing operations before
     income taxes and minority interest                 (38,884)           (6,603)         (10,912)
    (Benefit) provision for income taxes                 (3,191)             (952)           3,875
                                                        -------           -------         --------
    Loss from continuing operations before
     minority interest                                  (35,693)           (5,651)         (14,787)
    Minority interest                                       353                80              294
                                                        -------          --------         --------
    Loss from continuing operations                     (36,046)           (5,731)         (15,081)
    Discontinued operations, net of taxes
     (Note 4)                                           203,924           (12,848)         (16,326)
                                                        -------          --------         --------
    Income (loss) before extraordinary
     Items                                              167,878           (18,579)         (31,407)
    Extraordinary loss                                        -                 -              179
                                                       ---------         ---------        --------
        Net income (loss)                              $167,878          $(18,579)        $(31,586)
                                                       =========         =========        =========

                          See accompanying notes.






                                   JORDAN INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                   (NET CAPITAL DEFICIENCY)
                                    (dollars in thousands)

                                  Common Stock
                                  ------------                           Accumulated
                             Number                    Additional           Other
                               of                       Paid-in         Comprehensive    Accumulated
                             Shares        Amount       Capital             Loss           Deficit          Total
                             ------        ------       -------             ----           -------          -----

Balance at
January 1, 1998               98,501         $1         $2,116              $(504)       $(176,898)      $(175,285)
Non-cash dividends to
third parties                      -          -              -                  -           (3,815)         (3,815)
Cumulative
translation adjustment             -          -              -              2,542                -           2,542
Net loss                           -          -              -                  -          (31,586)        (31,586)
                                                                                                         ----------
Comprehensive
income                             -          -              -                  -                -         (29,044)
                              ------         --         ------            --------        ---------      ----------
Balance at
December 31, 1998             98,501          1          2,116              2,038         (212,299)       (208,144)
Non-cash dividends to
third parties                      -          -              -                  -           (4,334)         (4,334)
Cumulative
translation adjustment             -          -              -             (7,778)               -          (7,778)
Net loss                           -          -              -                  -          (18,579)        (18,579)
                                                                                                         ----------
Comprehensive
income                             -          -              -                  -                -         (26,357)
                              ------         --         ------            --------       ----------      ----------
Balance at
December 31, 1999             98,501          1          2,116             (5,740)        (235,212)       (238,835)
Non-cash dividends to
third parties                      -          -              -                  -             (152)           (152)
Cumulative
translation adjustment             -          -              -            (10,901)               -         (10,901)
Net income                         -          -              -                  -          167,878         167,878
                                                                                                           -------
Comprehensive
income                             -          -              -                  -                -         156,977
                              ------         --         ------           ---------        ---------        -------
Balance at
December 31, 2000             98,501         $1         $2,116           $(16,641)        $(67,486)       $(82,010)
                              ======         ==         ======           =========        =========       =========



                                                See accompanying notes.





                                      JORDAN INDUSTRIES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (dollars in thousands)

                                                                 Year ended December 31,
                                                                 -----------------------
                                                       2000               1999              1998
                                                       ----               ----              ----

Cash flows from operating activities:
  Net income (loss)                                  $167,878          $(18,579)          $(31,586)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Amortization of deferred financing
   costs                                                5,067             4,679              4,451
  Depreciation and amortization                        55,178            36,151             45,047
  Deferred taxes                                        3,999           (12,542)               205
  Loss(gain) on sale of
    subsidiaries                                        2,798           (10,037)             6,299
  Gain on sale of discontinued
   operations, net of tax                            (213,520)                -                  -
  Minority interest                                         4                80                696
  Extraordinary loss                                        -                 -                179
  Non-cash interest                                    20,160            30,085             26,303
Changes in operating assets and liabilities
 (net of acquisitions):
  Accounts receivable                                   1,384              (457)           (17,597)
  Inventories                                          (6,454)           (5,517)            (3,947)
  Prepaid expenses and other current
   assets                                             (13,729)            3,640             (3,998)
  Non-current assets                                   (5,008)           (1,702)            (4,024)
  Accounts payable and accrued
   liabilities                                        (24,716)            7,798              5,370
  Advance deposits                                        286              (190)               156
  Non-current liabilities                               7,830            (4,954)               378
  Other                                                  (169)              806               (540)
  Net current assets of discontinued
   operations                                               -            (7,277)             1,991
                                                    ----------        ----------          ---------
Net cash provided by operating
 activities                                               988            21,984             29,383

Cash flows from investing activities:
Proceeds from sale of discontinued
 operations                                           149,285                 -                  -
Capital expenditures, net of
 dispositions                                         (16,608)          (23,318)           (21,477)
Acquisitions of subsidiaries                          (48,154)         (133,233)          (118,416)
Additional purchase price payments
 and SAR payments                                      (3,093)           (9,359)           (10,649)
Net cash acquired in purchase of
 subsidiaries                                           1,196             2,534              2,292
Net proceeds from sale of subsidiary                        -            17,965             15,000
Investment in affiliates                              (17,842)          (13,942)            (7,285)
                                                   -----------        ----------         ----------
Net cash provided by (used in)                        $64,784         $(159,353)         $(140,535)
 investing activities

                                      (Continued on following page.)
                                         See accompanying notes.




                          JORDAN INDUSTRIES, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)
                                (continued)


                                                               Year ended December 31,
                                                               -----------------------
                                                 2000               1999              1998
                                                 ----               ----              ----

Cash flows from financing activities:
Proceeds of debt issuance-JII, Inc.                  -             149,761                -
Proceeds (repayments) on revolving
 credit facilities, net                        (53,614)             22,100           96,000
Payment of financing costs                           -             (12,930)               -
Repayment of long-term debt                     (8,420)            (18,851)          (19,192)
Other borrowing                                  2,449                 135             2,310
                                              ---------           ---------        ----------
Net cash (used in) provided by
 financing activities                          (59,585)            140,215            79,118
Foreign currency translation                    (4,447)             (5,881)            2,542
                                              ---------           ---------        ----------
Net increase (decrease) in cash and
 cash equivalents                                1,740              (3,035)          (29,492)
Cash and cash equivalents at beginning
 of year                                        19,973              23,008            52,500
                                              ---------           ---------        ----------
Cash and cash equivalents at end of
 Year                                          $21,713             $19,973           $23,008
                                              =========           =========        ==========

Supplemental disclosures of cash flow

 Information:
   Cash paid during the year for:
        Interest                               $66,370             $59,281           $48,250
        Income taxes, net                      $31,958              $9,595            $3,714
   Non-cash investing activities:
        Capital leases                          $6,648              $5,008           $13,019




                                       See accompanying notes.


                                               -36-


                          JORDAN INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (dollars in thousands)

Note 1 - Organization
---------------------

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

The Company's continuing business is divided into five groups. The Specialty Printing and Labeling group consists of JII Promotions, Inc. ("JII Promotions"), Valmark Industries, Inc. ("Valmark"), Pamco Printed Tape and Label Co., Inc. ("Pamco") and Seaboard Folding Box, Inc. ("Seaboard"). The Jordan Specialty Plastics group consists of Beemak Plastics, Inc. ("Beemak"), Sate-Lite Manufacturing Company ("Sate-Lite"), and Deflecto Corporation ("Deflecto"). The Jordan Auto Aftermarket group consists of Dacco Incorporated ("Dacco") and Alma Products Company ("Alma"). The Motors and Gears group consists of The Imperial Electric Company ("Imperial") and its subsidiaries, Gear Research, Inc. ("Gear") and Euclid Universal Corporation ("Euclid"), Merkle-Korff Industries, Inc. ("Merkle-Korff"), FIR Group Companies ("FIR"), Electrical Design & Control ("ED&C"), Motion Control Engineering ("Motion Control") and Advanced D.C. Motors ("Advanced DC"). The remaining businesses comprise the Company's Consumer and Industrial Products group. This group consists of Riverside Book and Bible House, Inc. ("Riverside"), Cape Craftsmen, Inc. ("Cape"), Welcome Home, Inc. ("Welcome Home"), Cho-Pat, Inc. ("Cho-Pat"), Online Environs, Inc. ("Online Environs"), Flavorsource, Inc. ("Flavorsource"), Internet Services of Michigan ("ISMI") and GramTel Communications, Inc. ("GramTel"). All of the foregoing corporations are collectively referred to herein as the "Subsidiaries", and individually as a "Subsidiary."

As a result of the transactions described in Note 4 to the financial statements, the Jordan Telecommunication Products segment and the Capita Technologies segment have been reported as discontinued operations for financial reporting purposes in accordance with Accounting Principals Board ("APB") Opinion No. 30.

All of the Subsidiaries, exclusive of the Motors and Gears subsidiaries, are classified as Restricted Subsidiaries ("Restricted Subsidiaries") for purposes of certain of the Company's debt instruments.

Note 2 - Significant accounting policies
----------------------------------------

                Principles of consolidation
                ---------------------------

The consolidated financial statements include the accounts of the Company and subsidiaries. All significant inter-company balances and transactions have been eliminated. Operations of FIR are included for the period ended two months prior to the Company's year-end and interim periods to ensure timely preparation of the consolidated financial statements.

                Cash and cash equivalents
                -------------------------

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

                Inventories
                -----------

Inventories are stated at lower of cost or market. Inventories are primarily valued at either average or first-in, first-out (FIFO) cost.

                Depreciation and amortization
                -----------------------------

Property, plant and equipment- Depreciation and amortization of property, plant and equipment is calculated using estimated useful lives, or over the lives of the underlying leases, if less, using the straight-line method. Amortization of leasehold improvements and assets under capital leases is included in depreciation expense.

The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

                Machinery and equipment              3-10 years
                Buildings and improvements           5-35 years
                Furniture and fixtures               3-10 years

Goodwill - Goodwill is being amortized on the straight-line basis over periods ranging from 3 to 40 years. Goodwill at December 31, 2000 and 1999 is net of accumulated amortization of $78,011 and $50,002, respectively. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, the Company recorded a non-cash impairment charge in the third quarter of 2000 of $14,636 associated with one of Motors and Gears businesses, ED&C. (See note 22.) There were no material adjustments to the carrying value of long-lived assets in 1999 or 1998.

                Other assets
                ------------

Patents are amortized over the remainder of their legal lives, which approximate their useful lives, on the straight-line basis. Deferred financing costs amounting to $28,709 and $33,720, net of accumulated amortization of $22,830 and $17,763 at December 31, 2000 and 1999, respectively, are amortized over the terms of the loans or, if shorter, the period such loans are expected to be outstanding. Non-compete covenants and customer lists amounting to $755 and $1,783, net of accumulated amortization of $25,562 and $24,534 at December 31, 2000 and 1999, respectively, are amortized on the straight-line basis over their estimated useful lives, ranging from three to ten years.

                Income taxes
                ------------

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


                Revenue recognition
                -------------------

Revenues are recognized when products are shipped and title passes to customers.

                Use of estimates
                ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                Reclassification
                ----------------

Certain amounts in prior years financial statements have been reclassified to conform with the presentation in 2000.

                Realignment of segment reporting
                --------------------------------

In 1998 Sate-Lite and Beemak were reclassified from the Consumer and Industrial Products segment to the Jordan Specialty Plastics segment. In 1999, Dacco was moved from the Consumer and Industrial Products segment to the Jordan Auto Aftermarket Products segment. Also in 1999, Welcome Home was reconsolidated into the Consumer and Industrial Products segment as a result of its emergence from bankruptcy on July 21, 1999. Prior period results were realigned into these new groups in order to provide accurate comparisons between periods.

                New pronouncements
                ------------------

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), which is required to be adopted effective January 1, 2001. Statement 133 requires all derivatives to be recognized in the balance sheet as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of Statement 133. The adoption of this Statement did not have a material effect on the Company.

                Concentration of credit risk
                ----------------------------

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company deposits cash and cash equivalents with high quality financial institutions, and is restricted by its revolving credit facilities as to its investment instruments. Concentration of credit risk relating to accounts receivable is limited due to the large number of customers from many different industries and locations. The Company believes that its allowance for doubtful accounts is adequate to cover potential credit risk.


At December 31, 2000 and 1999 the Company has approximately $14,446 and $8,950, respectively, of investments in Russia related to advances made to two affiliates (see note 8). The Company will continue to monitor the underlying economics of doing business in this region, but currently believes that such amounts are fully recoverable.

                Foreign currency translation
                ----------------------------

In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year-end rates while income and expenses are translated at the weighted average exchange rates for the year. The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. Gains or losses resulting from the translations of foreign currency financial statements are deferred and classified as a separate component of shareholder's equity.

Note 3 - Welcome Home Chapter 11 Filing
---------------------------------------

On January 21, 1997, Welcome Home filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States code in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court"). In Chapter 11, Welcome Home continued to manage its affairs and operate its business as a debtor-in-possession. The results of Welcome Home were not consolidated with the Company's results for the period between January 21, 1997 and July 21, 1999 as the Company no longer had the ability to control the operations and financial affairs of Welcome Home. On July 21, 1999, Welcome Home emerged from bankruptcy, whereupon the Company now effectively owns 100% of the outstanding common stock of Welcome Home, for consideration paid to creditors of approximately $2,274. The results of Welcome Home are consolidated with the Company's results from the day of the emergence, as the Company has regained operational and financial control of Welcome Home.

The operating results of Welcome Home included in the consolidated results of the Company over the last three years are as follows:

                                              Year ended December 31,
                                              -----------------------
                                           2000         1999        1998
                                           ----         ----        ----

Net Sales                                $54,373      $35,272          -
Operating income (loss)                   (1,085)       4,006          -
Income (loss) before income taxes        $(2,031)      $3,465          -

Note 4 - Discontinued Operations
--------------------------------

On July 25, 1997, the Company recapitalized its investment in Jordan Telecommunication Products, Inc. ("JTP") and JTP acquired the Company's telecommunications and data communications products business from the Company for total consideration of approximately $294,027, consisting of $264,027 in cash, $10,000 of assumed indebtedness and preferred stock, and the issuance to the Company of $20,000 aggregate liquidation preference of JTP Junior Preferred Stock. The Company's stockholders and affiliates and JTP management invested in and acquired the JTP common stock. As a result of the recapitalization, certain of the Company's affiliates and JTP management owned substantially all of the JTP common stock. The Company's investment in JTP was represented solely by the JTP Junior Preferred Stock. The JTP Preferred Stock controlled over 80% of JTP's stockholder voting rights and accreted 95% of JTP's net income or loss. The Company had obtained an independent opinion as to the fairness, from a financial point of view, of the recapitalization to the Company and its public bondholders.

On January 18, 2000, the Company's affiliates sold the common stock of JTP to an unaffiliated third party and the Company sold its interest in the JTP Junior Preferred Stock for $54,100. The Company also received $6,535 for reimbursement of expenses, $12,000 for the buyout of the management services agreements, and $3,900 for an advisory and indemnity fee. The Company recognized a gain on the sale of its interests in JTP of $200,078 in 2000, net of taxes of approximately $28,000.

For the period from January 1, 2000 to January 18, 2000 and the years ended December 31, 1999 and 1998, JTP's net sales were $20,724, $431,310, and $310,028, respectively. The losses from discontinued operations related to JTP in the Company's Statements of Operations for the period from January 1, 2000 to January 18, 2000 and the years ended December 31, 1999 and 1998, included income tax expense of $406, $3,270, and $4,287, respectively.

On June 22, 2000, the shareholders of Capita Technologies, Inc. ("Capita") (including the Company) exchanged their stock in Capita, which included its subsidiaries Protech, Aurora, Garg, and Raba, for shares in The Interpublic Group of Companies, Inc. ("IPG") in a reorganization of Capita. In the reorganization, the Company received registered common shares in IPG having a value of $10,000 in exchange for its Capita stock. The Company also received registered common shares in IPG having a value of $60,750 for its intercompany notes and $2,000 in cash for the buyout of its management services agreements. The Company's common shares in IPG were sold for cash of $70,750 in August 2000. In 2000, the Company recognized a gain, for financial reporting purposes, on the sale of its stock in IPG of $13,442, net of taxes of $7,000.

For the period from January 1, 2000 to June 22, 2000 and the year ended December 31, 1999, Capita's net sales were $17,225 and $10,207, respectively. The losses from discontinued operations related to Capita in the Company's Statements of Operations for the period from January 1, 2000 to June 22, 2000 and the year ended December 31, 1999, included tax expenses of $0 and $(80), respectively.

For financial reporting purposes, the assets and liabilities of JTP and Capita have been classified in the December 31, 1999 Consolidated Balance Sheet as Net assets of discontinued operations, as follows:

                                                          December 31,
Assets:                                                       1999
-------                                                       ----

Cash                                                         $7,307
Accounts receivable, net                                     80,290
Inventories, net                                             54,370
Other current assets                                          5,181
Property, plant, and equipment, net                          53,855
Goodwill                                                    194,671
Other assets                                                 29,525
                                                            -------
  Total Assets                                              425,199

Liabilities:
------------
Accounts payable                                             39,619
Accrued expenses                                             40,492
Advanced deposits                                             3,267
Other non-current liabilities                                16,440
Preferred Stock                                              28,084
                                                            -------
  Total Liabilities                                         127,902
                                                            -------
Net assets of discontinued operations held
 for sale                                                  $297,297
                                                           ========


The following table summarizes the Company's discontinued operations:

                                                      Year ended December 31,
                                                      -----------------------
                                                  2000            1999         1998
                                                  ----            ----         ----

Loss from discontinued operations
 before income taxes                            $(9,190)       $(9,658)      $(12,039)
Provision for income taxes                         (406)        (3,190)        (4,287)
                                               ---------       --------       --------
Net loss from discontinued
 operations                                      (9,596)       (12,848)       (16,326)
Gain on sale of discontinued
 operations                                     248,520              -              -
Provision for income taxes                      (35,000)             -              -
                                               ---------      ---------      ---------
Gain on sale, net of taxes                      213,520              -              -
                                               ---------      ---------      ---------
Discontinued operations, net of taxes          $203,924       $(12,848)      $(16,326)
                                               =========      =========      =========

Note 5-Investments in JAAI, JSP, and M&G Holdings
-------------------------------------------------
JAAI
----
During 1999, the Company completed the recapitalization of Jordan Auto Aftermarket, Inc. ("JAAI"). As a result of the recapitalization, certain of the Company's affiliates and JAAI management own substantially all of the JAAI common stock and the Company's investment in JAAI is represented solely by the Cumulative Preferred Stock of JAAI. The JAAI Cumulative Preferred Stock controls over 80% of the combined voting power of JAAI capital stock outstanding and accretes at plus or minus 97.5% of the cumulative JAAI net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the fifth anniversary of issuance (unless redemption is prohibited by a JAAI or Company debt covenant).

The Company recapitalized JAAI in order to establish JAAI as a more independent, stand-alone, industry-focused company. The Company continues to consolidate JAAI and its subsidiaries, for financial reporting purposes, as subsidiaries of the Company. The Company's consolidation of the results of JAAI will be discontinued upon redemption of the JAAI Cumulative Preferred Stock, or at such time as the JAAI Cumulative Preferred Stock ceases to represent at least a majority of the voting power and a majority share in the earnings of JAAI and its subsidiaries. The JAAI Cumulative Preferred Stock is mandatorily redeemable upon certain events and is redeemable at the option of JAAI, in whole or in part, at any time.

JSP
---

During 1998, the Company recapitalized Jordan Specialty Plastics, Inc. ("JSP"). As a result of the recapitalization, certain of the Company's affiliates and JSP management own substantially all of the JSP common stock and the Company's investment in JSP is represented solely by the Cumulative Preferred Stock of JSP. The JSP Cumulative Preferred Stock controls over 80% of the combined voting power of JSP capital stock outstanding and accretes at plus or minus 95% of the cumulative JSP net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the fifth anniversary of issuance (unless redemption is prohibited by a JSP or Company debt covenant).

The Company continues to consolidate JSP and its subsidiaries, for financial reporting purposes, as subsidiaries of the Company. The Company's consolidation of the results of JSP will be discontinued upon redemption of the JSP Cumulative Preferred Stock, or at such time as the JSP
Cumulative Preferred Stock ceases to represent at least a majority of the voting power and a majority share in the earnings of JSP and its subsidiaries. The JSP Cumulative Preferred Stock is mandatorily redeemable upon certain events and is redeemable at the option of JSP, in whole or in part, at any time.

M&G Holdings
------------

Motors and Gears Holdings, Inc., ("M&G Holdings" or "M&G") along with its wholly-owned subsidiary, Kinetek, Inc. ("Kinetek") (formerly Motors and Gears, Inc.), was formed to combine a group of companies engaged in the manufacturing and sale of fractional and sub-fractional motors and gear motors primarily to customers located throughout the United States and Europe.

At the end of 1996, M&G was comprised of Merkle-Korff and its wholly-owned subsidiary, Barber-Colman, and Imperial and its wholly-owned subsidiaries, Scott and Gear. All of the outstanding shares of Merkle-Korff were purchased by M&G in September 1995 and the net assets of Barber-Colman were purchased by Merkle-Korff in March 1996. Barber-Colman was legally merged into Merkle-Korff as of January 1, 1997 and now operates as a division of Merkle-Korff. The net assets of Imperial, Scott, and Gear were purchased by M&G, from the Company, at an arms length basis on November 7, 1996, with the proceeds from a debt offering. The purchase price was $75,656, which included the repayment of $6,008 in Imperial liabilities owed to the Company, and a contingent payment payable pursuant to a contingent earnout agreement. Under the terms of the contingent earnout agreement, 50% of Imperial, Scott, and Gear's cumulative earnings before interest, taxes, depreciation and amortization, as defined, exceeding $50,000 during the five fiscal years ended December 31, 1996, through December 31, 2000, will be paid to the Company. At December 31, 2000 the value of the earn out agreement was determined to be $174.

As a result of this sale to M&G, the Company recognized approximately $62,700 of deferred gain at the time of sale for U.S. Federal income tax purposes. A portion of this deferred gain is recognized as M&G reports depreciation and amortization over approximately 15 years on the step-up in basis of those purchased assets. As long as M&G remains in the Company's affiliated group, the gain recognized and the depreciation on the step-up in basis should exactly offset each other. Upon any future de-consolidation of M&G from the Company's affiliated group for U.S. Federal income tax purposes, any unreported gain would be fully reported and subject to tax.

On May 16, 1997, the Company participated in a recapitalization of M&G Holdings. In connection with the recapitalization, M&G Holdings issued 16,250 shares of M&G Holdings common stock (representing approximately 82.5% of the outstanding shares of M&G Holdings common stock) to certain stockholders and affiliates of the Company and M&G Holdings management for total consideration of $2,200 (of which $1,110 was paid in cash and $1,090 was paid through delivery of 8.0% zero coupon notes due 2007). As a result of the recapitalization, certain of the Company's affiliates and M&G Holdings management own substantially all of the M&G Holdings common stock and the Company's investment in M&G Holdings is represented solely by the Cumulative Preferred Stock of M&G Holdings (the "M&G Holdings Junior Preferred Stock"). The M&G Holdings Junior Preferred Stock represents 82.5% of M&G Holdings' stockholder voting rights and 80% of M&G Holdings' net income or loss is accretable to the M&G Holdings Junior Preferred Stock. The Company has obtained an independent opinion as to the fairness, from a financial point of view, of the recapitalization to the Company and its public bondholders. The Company continues to consolidate M&G Holdings and its subsidiaries, for financial reporting purposes, as subsidiaries of the Company. The M&G Holdings Junior Preferred Stock discontinues its participation in M&G Holdings' earnings on the fifth anniversary of issuance. The Company's consolidation of the results of M&G Holdings will be discontinued upon redemption of the M&G Holdings Junior Preferred Stock, or at such time as the M&G Holdings Junior Preferred Stock ceases to represent at least a majority of the voting power and a majority share in the earnings of M&G Holdings and its subsidiaries. As long as the M&G Holdings Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The M&G Holdings Junior Preferred Stock is mandatorily redeemable upon certain events and is redeemable at the option of M&G Holdings, in whole or in part, at any time.

The Company expects to continue to include M&G Holdings and its subsidiaries in its consolidated group for U.S. Federal income tax purposes. This consolidation would be discontinued, however, upon the redemption of the M&G Holdings Junior Preferred Stock, which could result in recognition by the Company of substantial income tax liabilities arising out of the recapitalization. If such deconsolidation had occurred at December 31, 2000, the Company believes that the amount of taxable income to the Company attributable to M&G Holdings would have been approximately $57,300 (or approximately $22,920 of tax liabilities, assuming a 40.0% combined Federal, state, and local tax rate). The Company currently expects to offset these tax liabilities arising from deconsolidation with redemption proceeds from the M&G Holdings Junior Preferred Stock. Deconsolidation would also occur with respect to M&G Holdings if the M&G Holdings Junior Preferred Stock ceased to represent at least 80.0% of the voting power and 80.0% of the combined stock value of the outstanding M&G Holdings Junior Preferred Stock and common stock of M&G Holdings. As long as the M&G Holdings Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The value test depends on the relative values of the M&G Holdings Junior Preferred Stock and common stock of M&G Holdings. The Company believes the value test is satisfied at December 31, 2000. It is possible that on or before the fifth anniversary of its issuance, the M&G Holdings Junior Preferred Stock would cease to represent 80.0% of the relevant total combined stock value. In the event that deconsolidation for U.S. Federal income tax purposes occurs without redemption of the M&G Holdings Junior Preferred Stock, the tax liabilities discussed above would be incurred without the Company receiving the proceeds of the redemption.

Note 6 - Inventories
--------------------
Inventories consist of:

                                      Dec. 31, 2000          Dec. 31, 1999
                                      -------------          -------------

Raw Materials                              $51,814                $50,484
Work-in-process                             16,760                 16,335
Finished goods                              70,472                 63,928
                                          --------               --------
                                          $139,046               $130,747
                                          ========               ========

Note 7 - Property, plant and equipment
--------------------------------------

Property, plant and equipment, at cost, consists of:

                                             Dec. 31, 2000      Dec. 31, 1999
                                             -------------      -------------

Land                                           $8,014               $7,997
Machinery and equipment                       136,323              125,981
Buildings and improvements                     35,067               31,931
Furniture and fixtures                         59,271               56,252
                                              --------             -------
                                              238,675              222,161

Accumulated depreciation and amortization    (131,149)            (114,678)
                                             ---------            ---------

                                             $107,526             $107,483
                                             =========            =========

Note 8 - Investments in and advances to affiliates
--------------------------------------------------

The Company holds 75.6133 shares of Class A PIK Preferred Stock and 151.28 shares of common stock of Fannie May Holdings, Inc. ("Fannie May"), representing a total investment of $1,721 and approximately 15.1% of the outstanding common stock of Fannie May on a fully diluted basis. The Company is accounting for this investment under the cost method. Fannie May's Chief Executive Officer is Mr. Quinn, and its stockholders include Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of the Jordan Company, who are also stockholders of the Company. Fannie May, which is also known as "Fannie May Candies", is a manufacturer and marketer of kitchen-fresh, high-end boxed chocolates and other confectionary items, through its company-owned retail stores and through specialty sales channels. Its products are marketed under the "Fannie May Candy", "Fanny Farmer Candy", "Sweet Factory", and "Laura Secord" brand names.

In 2000 and 1999, the Company made approximately $5,496 and $7,989, respectively, of unsecured advances to JIR Broadcast, Inc. and JIR Paging, Inc. Each of these companies' Chief Executive Officer is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick, and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors. The Company receives notes in exchange for these advances, which bear interest at 12.0%. During 2000, the Company accrued interest on these notes of approximately $2,963. At December 31, 2000 and 1999 the total amounts due from these Russian businesses excluding accrued interest was $14,446 and $8,950.

In November 1998, the Company, through Motors and Gears, invested $5,585 in Class A Preferred Stock and $1,700 in Class B Preferred Stock of JZ International, Ltd. In April 2000, the Company, through Motors and Gears, invested an additional $5,059 in Class A Preferred Stock of JZ International, Ltd. This increases the Company's investment in JZ International to $12,344 at December 31, 2000. JZ International's Chief Executive Officer is David W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates. JZ International is a merchant bank located in London, England that is focused on making European and other international investments. The Company is accounting for this investment under the cost method. At December 31, 2000, the cost of the investment approximates market value.

Internet Services Management Group ("ISMG") is an Internet service provider with over 110,000 customers. ISMG's stockholders include Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of the Jordan Company, who are also stockholders of the Company. The Company has a 5% ownership interest in ISMG's common stock and $1,000 of ISMG's 5% mandatorily redeemable cumulative preferred stock. The Company is accounting for these investments under the cost method. The Company has also made unsecured advances to ISMG totaling $10,701 and $6,381 as of December 31, 2000 and 1999, respectively, for the purpose of funding ISMG acquisitions and its working capital needs.

The Company made aggregate investments of $1,550 in the capital stock of three different businesses in technology-related industries. The Company's ownership in these businesses ranges from 1-15% on a fully diluted basis. The Company is accounting for these investments under the cost method.

The Company has a 20% limited partnership interest in a partnership that was formed during 2000 for the purpose of making equity investments primarily in datacom/telecom infrastructure and software, e-commerce products and services, and other Internet-related companies. The Company has a $10,000 capital commitment, of which $1,390 was contributed during 2000. The Company is accounting for this investment using the equity method of accounting. Certain stockholders of the Company are also stockholders in the general partner of the partnership. The Company has an agreement with the partnership's general partner to provide management services to the partnership for annual fees of $1,250.

See Note 15 for additional discussion of related party transactions.

Note 9 - Accrued liabilities
----------------------------

Accrued liabilities consist of:

                                            Dec. 31, 2000         Dec. 31, 1999
                                            -------------         -------------

Accrued vacation                                 $2,635              $2,962
Accrued income taxes                                823               3,115
Accrued other taxes                               1,394               1,738
Accrued commissions                               1,974               1,802
Accrued interest payable                         18,205              18,122
Accrued payroll and payroll taxes                 4,777               4,418
Accrued rebates                                   3,637               2,153
Insurance reserve                                 5,353               3,904
Accrued management fees                           7,425               7,179
Accrued other expenses                           18,885              17,185
                                                 ------              ------
                                                $65,108             $62,578
                                                =======             =======

Note 10 - Operating leases
--------------------------

Certain Subsidiaries lease land, buildings, and equipment under non-cancelable operating leases.

Total minimum rental commitments under non-cancelable operating leases at December 31, 2000 are:

           2001                               $12,131
           2002                                10,226
           2003                                 8,111
           2004                                 6,423
           2005                                 4,281
        Thereafter                              3,070
                                              -------
                                              $44,242

Rental expense amounted to $16,285, $13,302, and $8,339 for 2000, 1999, and 1998, respectively. Rental expense increased in 1999 due to the acquisitions in 1998 and 1997.

Note 11 - Benefit plans and pension plans
-----------------------------------------

Certain of the Company's subsidiaries participate in the JII 401(k) Savings Plan (the "Plan"), a defined-contribution plan for salaried and hourly employees. In order to participate in the Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of their before-tax wages into the Plan. In addition to the JII 401(k) Plan, certain subsidiaries have additional defined contribution plans in which employees may participate. The Company made contributions to these plans totaling approximately $2,345, $1,698 and $1,457 for the years ended December 31, 2000, 1999 and 1998, respectively.

FIR, a Motors & Gears subsidiary, provides for a severance liability for all employees at 7.4% of each respective employee's annual salary. In addition, the amount accrued is adjusted each year according to an official index (equivalent to 0.75% of the retail price index). This obligation is payable to employees when they leave the employ of FIR and approximated $2,277 and $2,900 at December 31, 2000 and 1999, respectively.
The Company has two defined benefit pension plans, both at Alma, which was acquired in March 1999, that cover substantially all of the employees of that subsidiary. In accordance with Statement of Financial Standards No. 132, the following table sets forth the change in benefit obligations, change in plan assets and net amount recognized as of December 31, 2000 and 1999.

                                                        2000            1999
                                                        ----            ----
Change in Benefit Obligation:

Benefit obligation at beginning of period             $10,688          $11,231

  Service cost                                            519              352
  Interest cost                                           832              533
  Plan amendments                                         464                -
  Actuarial gain                                         (253)          (1,145)
  Benefits paid                                          (465)            (283)
                                                       -------         --------

Benefit obligations at end of period                  $11,785          $10,688
                                                      --------         --------

Change in Plan Assets:

Fair value of plan assets at beginning of period      $11,205          $10,616

  Actual return on assets                                 311              872
  Contributions received                                  621                -
  Benefits paid                                          (465)            (283)
                                                     ---------         --------

Fair value of plan assets at end of period           $ 11,672          $11,205
                                                     ---------         --------

  Funded status                                          (113)             516
  Unrecognized net gain                                  (997)          (1,416)
  Unrecognized prior service cost                         431                -
  Employer contribution                                    49                -
                                                     ---------         --------

  Accrued benefit cost                                  $(630)           $(900)
                                                     =========         ========

Net periodic pension expense included the following components:

                                                        Year ended December 31,
                                                        -----------------------
                                                          2000            1999
                                                          ----            ----

  Service cost                                           $519          $   352
  Interest cost                                           832              533
  Expected return on plan assets                         (952)            (601)
  Amortization of unrecognized prior service cost          33                -
  Amortization of unrecognized net gain                   (31)               -
                                                       -------         --------

  Net periodic pension expense                          $ 401          $   284
                                                       =======         ========

The following assumptions were used in determining the actuarial present value of the projected benefit obligations:

                                                       Year ended December 31,
                                                       2000              1999
                                                       ----              ----

Discount rate                                          7.75%            7.75%
Average annual salary increase                         4.50%            4.50%
Expected long term rate of return on plan assets       8.50%            8.00%


Note 12 - Debt
--------------

Long-term debt consists of:

                                        December 31,         December 31,
                                            2000                 1999
                                        -----------          -----------
Revolving Credit Facilities (A)           $31,673              $190,387
Notes payable (B)                             670                     -
Subordinated promissory notes (C)          30,912                32,442
Capital lease obligations (D)              23,884                24,401
Bank Term Loans (E)                         5,868                 4,606
Senior Notes (F)                          544,643               732,483
Senior Subordinated Discount
  Debentures (F)                          185,644               277,913
                                        ----------            ----------

                                          823,294             1,262,232
Less current portion                      (35,600)             (424,520)
                                        ----------            ----------
                                         $787,694              $837,712
                                        ==========            ==========

As a result of the transactions described in note 4, $413,649 of JTP debt that was repaid on January 18, 2000 has been classified as current at December 31, 1999.

Aggregate maturities of long-term debt at December 31, 2000 are as follows:

                           2001                    $35,600
                           2002                     15,399
                           2003                     20,219
                           2004                      5,818
                           2005                      5,993
                           Thereafter              740,265
                                                   -------
                                                  $823,294
                                                  ========


A. At December 31, 2000, the Company had borrowings outstanding on lines of credit totaling $31,673.

                On July 14, 1999, the Company amended and restated its revolving credit facility with FleetBoston N.A. ("Fleet") increasing the facility from $75,000 to $85,000. Interest on borrowings is at Fleet's base rate plus an applicable margin or, at the Company's option, the rate at which Fleet's Eurodollar lending office is offered dollar deposits (Eurodollar Rate) plus an applicable margin (10.0% and 8.75%, respectively, at December 31, 2000. The facility, which matures on June 29, 2002, is used for working capital and acquisitions. At December 31, 2000, the Company had no outstanding borrowings on its revolving credit facility ($53,000 of borrowings at December 31, 1999). The facility is secured by substantially all of the assets of the Restricted Subsidiaries. The Company must comply with certain financial convenants as specified in the revolver agreement, and at December 31, 2000, the Company is in compliance with such covenants.
                Motors and Gears, Inc. has available a long-term line of credit from Bankers Trust Company in the amount of $75,000. Outstanding borrowings carry a floating rate of LIBOR plus 2.25% (8.625% at December 31, 2000) or base rate plus 1.25%
                (9.50% at December 31, 2000). M&G had $26,000 of
                outstanding borrowings under this credit agreement at December 31, 2000 ($28,000 at December 31, 1999). The
                Motors & Gears credit agreement expires November 7, 2001.

                Welcome Home is obligated under an Amended and Restated Loan and Security Agreement with Fleet which provides for maximum borrowings of $15,000. Initial interest rates are Eurodollar rate plus 3.25% or Fleet's Base Rate plus 1.25%. These rates decrease upon Welcome Home meeting certain operating performance benchmarks. The agreement is secured by substantially all the assets of Welcome Home, includes covenants standard for this type of financing, and expires October 29, 2003. At December 31, 2000, borrowings outstanding under the Amended and Restated Loan and Security Agreement were $5,673.

B. Notes payable are due in monthly or annual installments and bear interest at rates ranging from 6.0% to 8.0%.

C. Subordinated promissory notes payable are due to minority interest shareholders and former shareholders of certain Subsidiaries in annual installments through 2004, and bear interest ranging from 8% to 9%. The loans are unsecured.

D. Interest rates on capital leases range from 3% to 9.5% and mature in installments through 2008.

                The future minimum lease payments as of December 31, 2000 under capital leases consist of the following:


                2001                                       $5,129
                2002                                        4,697
                2003                                        8,802
                2004                                        2,535
                2005                                        1,469
                Thereafter                                  5,326
                                                           --------
                  Total                                     27,958
                Less amount representing interest           (4,074)
                                                           -------
                Present value of future minimum
                 lease payments                            $23,884
                                                           =======

                The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 2000.

E. Bank term loans consist of a mortgage on the Pamco facility, which bears interest at 8.1% and is due in monthly installments through 2003. The mortgage is secured by the Pamco facility. There is also a mortgage on the Deflecto facility which bears interest at .25% below the prime rate and is due in 2028.

F. In April of 1997, the Company issued $214,036 aggregate principal amount of 11 3/4% Senior Subordinated Discount Debentures due 2009 ("2009 Debentures"). The 2009 Debentures were issued at a substantial discount from the principal amount. Interest on the 2009 Debentures is payable in cash semi-annually on April 1 and October 1 of each year beginning October 1, 2002. The 2009 Debentures are redeemable for 105.875% of the accreted value from April 1, 2002 to March 31, 2003, 102.937% from April 1, 2003 to March 31, 2004 and
                100% from April 1, 2004 and thereafter plus any accrued and unpaid interest from April 1, 2002 to the redemption date if such redemption occurs after April 1, 2002. The fair value of the 2009 Debentures was $132,000 at December 31, 2000. The fair value was calculated using the 2009 Debentures' December 31, 2000 market price multiplied by the face amount. The 2009 Debentures are not secured by the assets of the Company.

                In July 1997, the Company issued $120,000 of 10 3/8% Senior Notes due 2007 ("2007 Seniors"). These notes bear interest at a rate of 10 3/8% per annum, payable semi-annually in cash on February 1 and August 1 of each year. The 2007 Seniors are redeemable for 105.188% of the principal amount from August 1, 2002 to July 31, 2003, 102.594% from August 1, 2003 to July 31, 2004 and 100% from August 1, 2004 and thereafter plus any accrued and unpaid interest to the date of redemption. The fair value of the 2007 Seniors was $108,000 at December 31, 2000. The fair value was calculated using the 2007 Seniors' December 31, 2000 market price multiplied by the face amount. The 2007 Seniors are not secured by the assets of the Company.

                In March 1999, the Company issued $155,000 of 10 3/8% Series C Senior Notes due 2007 ("New 2007 Seniors"). These notes have the identical interest and redemption terms as the 2007 Seniors. The notes were issued at a discount of 96.62% of face value including accrued interest, resulting in net cash to the Company of $149,761. The fair value of the New 2007 Seniors was $139,500 at December 31, 2000. The fair value was calculated using the Notes' December 31, 2000 market price multiplied by the face amount. The New 2007 Seniors are not secured by the assets of the Company.

                On February 23, 1998, Motors and Gears completed an exchange offer under which $270,000 of 10 3/4% Series D Senior Notes ("Motors and Gears Notes") were exchanged for $170,000 of Senior Notes and $100,000 of Senior Notes. The terms of the new Motors and Gears Notes are substantially identical to the terms of the old Motors and Gears Notes. Interest on the Motors and Gears Notes is payable in arrears on May 15 and November 15. The notes are redeemable at the option of the Company, in whole or in part, at anytime on or after November 15, 2001. The fair value of the Motors and Gears Notes at December 31, 2000 was $251,000. The fair value was calculated using the Motors and Gears Notes' December 31, 2000 market price multiplied by the face amount. The Motors and Gears Senior Notes are not secured by the assets of Kinetek, Inc., Motors and Gears Holdings, Inc., or the Company and mature on November 15, 2006.

                JTP had outstanding borrowings of $105,100 under a revolving credit agreement, $301,049 of public bonds, and $7,500 of subordinated seller notes outstanding at December 31, 1999. All of these outstanding borrowings were repaid in connection with the sale of JTP on January 18, 2000.

                Capita had $5,500 of subordinated seller notes outstanding at December 31, 1999. These notes were assumed by the acquirer in connection with the reorganization of Capita on June 22, 2000.

The Indentures relating to the 2009 Debentures, the 2007 Seniors, and the New 2007 Seniors (collectively the "JII Notes") restrict the ability of the Company to incur additional indebtedness at its Restricted Subsidiaries. The Indentures also restrict: the payment of dividends, the repurchase of stock and the making of certain other restricted payments; certain dividend payments to the Company by its subsidiaries; significant acquisitions; and certain mergers or consolidations. The Indentures also require the Company to redeem the JII Notes upon a change of control and to offer to purchase a specified percentage of the JII Notes if the Company fails to maintain a minimum level of capital funds (as defined).

The Indenture governing the Motors and Gears Notes contains certain convenants which, among other things, restricts the ability of Motors and Gears to incur additional indebtedness, to pay dividends or make other restricted payments, engage in transactions with affiliates, to complete certain mergers or consolidations, or to enter into certain guarantees of indebtedness.

The Company is, and expects to continue to be, in compliance with the provisions of these Indentures.

Included in interest expense is $5,067, $4,679 and $3,595 of amortization of debt issuance costs for the years ended December 31, 2000, 1999, and 1998, respectively.


Note 13 - Income taxes
----------------------

Income (loss) from continuing operations before income taxes and minority interest is as follows:

                                       Year ended December 31,
                                       -----------------------
                               2000              1999           1998
                               ----              ----           ----
Domestic                    $(45,200)         $(10,140)       $(17,128)
Foreign                        6,136             3,537           6,216
                            ---------          --------       ---------
 Total                      $(38,884)          $(6,603)       $(10,912)
                            =========          ========       =========

The provision (benefit) for income taxes from continuing operations consists of the following:

                                            Year ended December 31,
                                            -----------------------
                                   2000                1999             1998
                                   ----                ----             ----

Current:
Federal                         $(9,601)             $3,191            $1,049
Foreign                           3,664               4,793               612
State and Local                  (1,253)              3,606             2,009
                                --------            --------           -------
                                 (7,190)             11,590             3,670
Deferred                          3,999             (12,542)              205
                                --------            --------           -------
   Total                        $(3,191)              $(952)           $3,875
                                ========            ========           =======

                                           December 31,        December 31,
                                              2000                 1999

Deferred income taxes consist of:
Deferred tax liabilities:
Intangibles                                  $11,918              $9,510
Tax over book depreciation                    10,494              11,356
Inter company tax gains                        5,869               6,331
Acquisition related liabilities                3,046               3,046
Other                                          1,718               1,421
                                             --------            -------
   Total deferred tax liabilities            $33,045             $31,664
                                             ========            =======
Deferred tax assets:
NOL carryforward                             $13,605             $18,325
Accrued interest on discount
 debentures                                   15,553              15,553
Pension obligation                               796                 954
Vacation accrual                               1,216                 922
Uniform capitalization of
 inventory                                     2,751               2,374
Allowance for doubtful accounts                1,754               1,130
Deferred financing fees                          623                 686
Intangibles                                    5,913               7,253
Book over tax depreciation                     3,542               3,312
Medical claims reserve                           873               1,067
Accrued commissions and bonuses                  281                 664
Warranty accrual                                 135                 289
Inventory reserves                             1,867               1,367
Restructuring reserve                            595                 712
Loss on sale of subsidiary                     1,107                   -
Deferred income                                  592                 989
Interest income                                  309                   -
Other                                          6,990               5,028
                                             --------            -------
   Total deferred tax assets                 $58,502             $60,625
                                             ========            =======
Valuation allowance for deferred
 tax assets                                 $(13,605)          $ (13,110)
                                            ---------          ----------
   Total deferred tax assets                $ 44,897             $47,515
                                            ---------          ----------
   Net deferred tax assets                  $ 11,852             $15,851
                                            =========          ==========

The increase in the valuation allowance during 2000 and 1999 was $495 and $636, respectively.

The continuing operations provision (benefit) for income taxes differs from the amount of income tax benefit computed by applying the United States federal income tax rate to loss before income taxes.

A reconciliation of the differences from continuing operations is as follows:

                                               Year ended December 31,
                                               -----------------------
                                           2000            1999           1998
                                           ----            ----           ----

Computed statutory tax benefit          $(13,609)        $(2,311)      $(3,819)
Increase (decrease) resulting from:
  Foreign subsidiary losses                    -               -           612
  Amortization of goodwill                 6,836           1,280         1,873
  Meals and entertainment                    285             273           265
  State and local tax                     (1,953)           (164)        3,397
  Increase in valuation allowance            495             636           564
  Foreign tax rate differential            1,879           1,427             -
  Foreign tax holidays                      (313)              -             -
  Other items, net                         3,189          (2,093)          983
                                         --------         -------      --------
Provision (benefit) for income
 taxes                                   $(3,191)          $(952)       $3,875
                                         ========         ========     ========

As of December 31, 2000, the consolidated loss carryforwards are approximately $34,400 for regular tax purposes, and expire in various years through 2012. These loss carryforwards, attributable to Welcome Home, are subject to separate return limitation year rules. A full valuation allowance has been provided against these loss carryforwards.

Note 14 - Sale of Subsidiaries
------------------------------

On March 19, 1999, the Company sold its assets in the Consolidated Plumbing Industries ("CPI" or "Retube") division of Dura-Line for $3,389. There was no gain or loss associated with the sale. CPI's product is used to replace copper water pipe in homes.

On November 9, 1999, the Company sold the net assets of Parsons Precision Products ("Parsons") for $22,000. Parsons is a manufacturer of titanium hot-formed products for the aerospace industry. The Company recorded a gain of $10,037 associated with the sale.

Note 15 - Related party transactions
------------------------------------

An individual who is shareholder, Director, General Counsel, and Secretary for the Company is also a partner in a law firm used by the Company. The firm was paid $1,451, $2,700, and $1,078 in fees and expenses in 2000, 1999, and 1998, respectively. The rates charged to the Company were at arms-length.

Certain shareholders of TJC Management Corporation ("TJC") are also shareholders of the Company. On July 25, 1997, a previous agreement with TJC was amended and restated. This agreement was amended again in December 1999. Effective January 1, 2000, the Company pays TJC a $250 quarterly fee for management services. The Company accrued fees to TJC of $1,000, $3,000, and $3,000 in 2000, 1999, and 1998, respectively, related to this agreement. These expenses are classified in "management fees and other" in the Company's statements of operations.

On July 25, 1997, a previous agreement with TJC was amended and restated. Under the new agreement, the Company pays TJC an investment banking fee of up to 1%, based on the aggregate consideration paid, for its assistance in acquisitions undertaken by the Company or its subsidiaries, and a financial consulting fee not to exceed 0.5% of the aggregate debt and equity financing that is arranged by the Jordan Company, plus the reimbursement of out-of-pocket and other expenses. The Company paid $0, $1,176 and $3,000 in 2000, 1999, and 1998, respectively, to TJC for their assistance in relation to acquisition and refinancing activities. These expenses are classified in "management fees and other" in the Company's statements of operations.

The Company has agreements to provide management and consulting services to various entities whose shareholders are also shareholders of the Company. The Company also has agreements to provide investment banking and financial consulting services to these entities. Fees for management and consulting services are typically a percentage of the entity's net sales or earnings before interest, taxes, depreciation and amortization. Fees for investment banking and financial consulting services are based on the aggregate consideration paid for acquisitions or the aggregate debt and equity financing that is arranged by the Company, plus the reimbursement of out-of pocket and other expenses. Amounts due from affiliated entities as a result of providing the services described above were $2,469 and $937 as of December 31, 2000 and 1999, respectively, and are classified in "prepaid expenses and other current assets" in the Company's balance sheets. The Company also made unsecured advances to these entities for the purpose of funding operating expenses and working capital needs. These advances totaled $9,081 and $6,385 as of December 31, 2000 and 1999, respectively, and are classified in "prepaid expenses and other current assets" in the Company's balance sheets.

Note 16 - Capital stock
-----------------------

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

Note 17 - Preferred Stock
-------------------------

In May 1997, M&G Holdings issued $1,500 of senior, non-voting 8.0% cumulative preferred stock to its minority shareholders.

Note 18 - Business segment information
--------------------------------------

The Company's business operations are classified into five business segments: Specialty Printing and Labeling, Jordan Specialty Plastics, Jordan Auto Aftermarket, Motors and Gears, and Consumer and Industrial Products. As of July 21, 1999, Welcome Home is consolidated in the Company's results of operations and is included in the Consumer and Industrial Products segment (see note 3).

Specialty Printing and Labeling includes distribution of corporate recognition, promotion, and specialty advertising products and the production and distribution of calendars by JII Promotions; manufacture of pressure sensitive label products for the electronics OEM market by Valmark; manufacture of a wide variety of printed tape and labels by Pamco; and manufacture of printed folding cartons and boxes, insert packaging and blister pack cards at Seaboard.

Jordan Specialty Plastics includes the manufacturing of point-of-purchase advertising displays by Beemak; manufacture and marketing of safety reflectors, lamp components, bicycle reflector kits, modular storage units, colorants and emergency warning triangles by Sate-Lite; design, manufacture, and marketing of plastic injection-molded products for mass merchandisers, major retailers, and large wholesalers and manufacture of extruded vinyl chairmats for the office products industry by Deflecto.

Jordan Auto Aftermarket includes the remanufacturing of transmission sub-systems for the U.S. automotive aftermarket by Dacco and the remanufacturing and manufacturing of transmission sub-systems and the manufacturing of clutch and discs and air conditioning compressors for the U.S. automotive aftermarket at Alma.

Motors and Gears includes the manufacture of specialty purpose electric motors for both industrial and commercial use by Imperial; precision gears and gearboxes by Gear; AC and DC gears and gear motors and sub-fractional AC and DC motors and gear motors for both industrial and commercial use by Merkle Korff and FIR; and electronic motion control systems for use in industrial and commercial processes such as conveyor systems, packaging systems, elevators and automated assembly operations by ED&C and Motion Control.

Consumer and Industrial Products includes the publishing of Bibles and distribution of Bible, religious books, and recorded music by Riverside; the manufacturing and importing of decorative home furnishing accessories by Cape; the specialty retailing of gifts and decorative home accessories by Welcome Home; and manufacture of orthopedic supports and pain reducing medical devices at Cho-Pat, the manufacturing and development of flavors used in beverages and foods at Flavorsource, the development of Internet business solutions by Online Environs, the providing of Internet access to Midwestern markets by ISMI, and the storage of data and access to dedicated Internet connectivity at GramTel.

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

The operating results and assets of entities acquired during the three year period are included in the segment information since their respective dates of acquisition. The operating results of JTP and Capita have not been included in the segment information below, as these businesses have been classified as discontinued operations in accordance with APB 30.

Factors Used to Identify the Enterprise's Reportable Segments

The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

Summary financial information by business segment is as follows:

                                                  Year ended December 31,
                                                  -----------------------
                                              2000         1999          1998
                                              ----         ----          ----
Net Sales:
  Specialty Printing and Labeling           $122,691     $117,678     $120,160
  Jordan Specialty Plastics                   98,353       86,284       71,568
  Jordan Auto Aftermarket                    141,213      131,935       65,387
  Motors and Gears                           316,666      307,877      275,833
  Consumer and Industrial Products           128,373      122,881      100,631
                                             -------    ---------      --------
    Total                                   $807,296     $766,655     $633,579
                                            ========     =========     ========

Operating income (loss):
  Specialty Printing and Labeling             $7,210       $7,638       $8,259
  Jordan Specialty Plastics                    1,928        4,319        4,654
  Jordan Auto Aftermarket                     20,449       16,675       10,531
  Motors and Gears                            36,497       50,597       42,324
  Consumer and Industrial Products             3,071        7,867        6,574
                                               -----       ------       ------
    Total business segment operating
     income                                   69,155       87,096       72,342

  Corporate expense                           (18,142)    (17,851)     (14,365)
                                              --------    --------     --------
    Total consolidated operating
     Income                                  $51,013      $69,245      $57,977
                                             =======      ========     =======

Depreciation and Amortization:
  Specialty Printing and Labeling             $4,786       $4,563       $4,949
  Jordan Specialty Plastics                    6,312        5,174        4,693
  Jordan Auto Aftermarket                      4,234        3,100        1,129
  Motors and Gears                            29,964       14,594       12,727
  Consumer and Industrial Products             4,134        3,228        2,421
                                               -----       ------        -----
    Total business segment
     amortization and depreciation            49,430       30,659       25,919
  Corporate                                    5,748        5,492        4,243
                                               -----       ------        -----
    Total consolidated depreciation
     and amortization                        $55,178      $36,151      $30,162
                                             =======      =======      =======

Capital expenditures, net:
  Specialty Printing and Labeling             $3,071       $1,587       $1,867
  Jordan Specialty Plastics                    5,277        2,742        3,533
  Jordan Auto Aftermarket                      1,539        1,196          665
  Motors and Gears                             5,105        4,234        5,190
  Consumer and Industrial Products             3,930        1,136          967
  Corporate                                   (2,314)       1,002          847
                                              -------     -------        ------
    Total capital expenditures               $16,608      $11,897      $13,069
                                             =======      =======      =======

                                                    Year ended December 31,
                                                       2000          1999
                                                       ----          ----
Identifiable assets:
  Specialty Printing and Labeling                     $103,895     $102,061
  Jordan Specialty Plastics                            119,749      104,086
  Jordan Auto Aftermarket                              152,618      146,835
  Motors and Gears                                     359,197      383,790
  Consumer and Industrial Products                      82,887       59,624
                                                       -------      -------
   Total consolidated business segment
    assets of continuing operations                    818,346      796,396
  Corporate assets                                      78,355       65,803
  Assets of discontinued operations                          -      297,297
                                                       -------      -------
   Total consolidated identifiable
     assets                                           $896,701   $1,159,496
                                                      ========   ==========

-------------------------------------------------------------------------------

Summary financial information by
 geographic area is as follows:                     Year ended December 31,
                                                    -----------------------
Net sales to unaffiliated customers:              2000        1999       1998
                                                  ----        ----       ----

United States                                   $728,714     $709,986  $589,921
Foreign                                           78,582       66,669    43,658
                                                  ------     --------    ------
  Total                                         $807,296     $776,655  $633,579
                                                ========    =========  ========
Identifiable assets:
United States                                   $881,419   $1,147,528
Foreign                                           15,282       11,968
                                                  ------       ------
  Total                                         $896,701   $1,159,496
                                                ========   ==========

Note 19 - Acquisition and formation of subsidiaries
---------------------------------------------------

In December 2000, the Company formed GramTel Communications, Inc. ("GramTel"). GramTel is an information technology infrastructure outsourcing company that allows its customers to transfer, protect and store their mission critical data at regionally located Secure Network Access Centers. The Company has invested $2,280 in GramTel through December 31, 2000 for property, equipment and other start-up related expenses.

On October 23, 2000, the Company purchased the stock of Flavorsource, Inc. ("Flavorsource") for $9,728 including costs directly related to the transaction. Flavorsource is a developer and compounder of flavors for use in beverages of all kinds, including coffee, tea, juices, bar mixes, sodas, and cordials, as well as in nutritional foods, bakery products and ice cream and dairy products. The acquisition was financed with $8,478 in cash and a $1,250 subordinated seller note. The purchase price has been allocated to working capital of $270 and property, plant and equipment of $66, and resulted in an excess purchase price over net identifiable assets of $9,392.

On October 10, 2000, the Company purchased the assets of Internet Services of Michigan, Inc. ("ISMI") for $1,181. ISMI is an Internet service provider with approximately 9,500 customers located in Michigan. ISMI offers standard dial up resources as well as high-speed Internet connections such as DSL, Satellite and ISDN. ISMI also provides website development and creation services and web hosting features. The acquisition was financed with cash and the purchase price has been allocated to net operating liabilities of $(659), and property, plant and equipment of $350, and resulted in an excess purchase price over net identifiable assets of $1,490.

On June 2, 2000, the Company purchased Instachange Displays Limited and Pique Display Systems, Inc. (collectively "IDL") for approximately $12,805 including costs directly related to the transaction. IDL is Canada's leading manufacturer and distributor of point-of-purchase display and retail merchandising products. The acquisition was financed with $10,316 of cash and a $2,489 subordinated seller note. The purchase price has been allocated to working capital of $1,629, and property, plant and equipment of $1,389, and resulted in an excess purchase price over net identifiable assets of $9,787. IDL is a division of Deflecto.

On March 14, 2000, the Company purchased Online Environs, Inc. ("Online Environs"), an international Internet business solutions developer and consultant, for $5,093 including costs directly associated with the transaction. The acquisition was financed with $3,593 in cash and a $1,500 subordinated seller note. Online Environs' digital communications solutions are designed to help clients increase sales, improve communications, and create and enhance business identities over the Internet, commonly known as eBusiness. The purchase price has been preliminarily allocated to working capital of $258, property, plant and equipment of $194, non current assets of $2, and long-term liabilities of $(43) and resulted in an excess purchase price over net identifiable assets of $4,682.

On December 20, 1999, the Company purchased the stock of Yearntree, Ltd. ("Yearntree") for $3,603. Yearntree is a manufacturer of injection molded office products in the United Kingdom. The purchase was financed with cash of $2,946 and assumed debt of $657. The purchase price has been allocated to working capital of $1,117 and property, plant and equipment of $1,845, and resulted in an excess purchase price over net identifiable assets of $641. Yearntree is a subsidiary of Deflecto.

In December 1999, Motors and Gears, through its wholly owned subsidiary FIR, acquired certain net assets of the L'Europea Electric Hoist division ("L'Europea") from Pramac Industriale for approximately $5,200. L'Europea hoists are electric pulleys and elevators used for lifting applications mainly found at construction sites. As FIR's operations are included for periods ending two months prior to the Company's year-end and interim periods, the effects of this transaction were not included in the Company's results until 2000. The purchase price has been preliminarily allocated to working capital of approximately $1,200 and resulted in an excess purchase price over net identifiable assets of $4,000.

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

On March 22, 1999, the Company purchased Alma Products, Inc. ("Alma") for $86,166 including costs directly related to the transaction. Alma is comprised of three primary product lines: (i) high quality remanufactured torque converters used to supply warranty replacements for auto transmissions originally sold to Ford, Chrysler, John Deere and Caterpillar, (ii) new and remanufactured air conditioning compressors for original equipment manufacturers including Ford, Chrysler and General Motors, and (iii) new and remanufactured clutch and disc assemblies used in standard transmissions sold primarily to Ford. The purchase price of $88,084 is made up of cash of $85,995 and the assumption of a $2,089 long-term liability for retiree healthcare benefits. The purchase price was allocated to working capital of $18,722, property, plant and equipment of $9,455, retiree healthcare benefit obligations of ($2,089), and resulted in an excess purchase price over net identifiable assets of $59,907. The acquisition was financed using a portion of the proceeds from the issuance of the New 2007 Seniors (see note 12).

On February 11, 1998, JSP purchased all of the common stock of Deflecto Corporation ("Deflecto"). Deflecto designs, manufactures and markets plastic injection molded products such as office supplies and hardware products. The purchase price of $43,000, including costs directly related to the transaction, was allocated to working capital of $8,598, property, plant and equipment of $6,346, other long-term assets and liabilities of $(1,942), and resulted in an excess purchase price over net identifiable assets of $29,998. The acquisition was financed with cash from the Company's credit line and a $5,000 subordinated seller note.

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

On May 15, 1998, Motors and Gears Industries, Inc. ("Motors and Gears") acquired all of the outstanding stock of Advanced D.C. Motors, Inc. and its affiliated corporations (collectively "ADC") for $59,157. The purchase price, including costs incurred directly related to the transaction, was allocated to working capital of $9,345; property, plant and equipment of $4,088; covenants not to compete of $662; other long-term assets and liabilities of $(51); and resulted in an excess purchase price over net identifiable assets of $45,113. ADC designs and manufactures special purpose, custom designed motors for use in electric lift trucks, power sweepers, electric utility vehicles, golf carts, electric boats, and other niche products. ADC also designs and manufactures its own production equipment as well as electric motor components know as commutators.

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

The above acquisitions have been accounted for as purchases and their operating results have been consolidated with the Company's results since the respective dates of acquisition. Unaudited pro forma information with respect to the Company as if the 2000 acquisitions and divestitures had occurred on January 1, 2000 and 1999 and as if the 1999 acquisitions and divestitures had occurred on January 1, 1999, is as follows:

                                                             Year ended
                                                             December 31,
                                                         2000           1999
                                                         ----           ----
Net Sales                                              $815,828       $817,994
Net (loss) income before extraordinary items            (43,450)        (9,194)
Net (loss) income                                       (41,521)        (8,891)

Note 20 - Additional Purchase Price Agreements
----------------------------------------------

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

The Company also has a deferred purchase price agreement relating to its acquisition of Teleflow in July 1999. This agreement is based upon Teleflow achieving certain agreed upon earnings before interest, taxes, depreciation, and amortization for each year through the year ended December 31, 2002. At December 31, 2000, $500 has been accrued related to this agreement.

Motors and Gears has an additional purchase price agreement relating to its acquisition of Advanced DC in May 1998. The terms of this agreement provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. Subject to the terms and conditions of the agreement, the Company made payments to the sellers on or before April 1st immediately following the respective fiscal year during which each such contingent payment was earned. The contingent payments apply to operations of fiscal years 1998 and 1999. Motors and Gears made a payment related to this agreement of $3,093 to the sellers of Advanced DC in March 2000 and an additional payment of $3,200 in March 1999. These contingent payments are recorded as an addition to goodwill.

Motors and Gears also has a contingent purchase price agreement relating to its acquisition of Motion Control on December 18, 1997. The terms of the Motion Control acquisition agreement provides for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. The agreement becomes exercisable in 2003 and payments, if any, under the contingent agreement will be placed in a trust and paid out in cash in equal annual installments over a four year period.

Note 21 - Contingencies
-----------------------

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Note 22 - Goodwill Impairment
-----------------------------

During the third quarter of 2000, the Company recorded a non-cash impairment loss of $14,636 associated with the write-down of goodwill relating to one of the Motors and Gears businesses, ED&C. This write-down of goodwill is not deductible for income tax purposes. Significant adverse changes in ED&C's business environment as well as historical, current and projected cash flow losses led management to evaluate the operations of ED&C. As a result of this evaluation, management concluded that ED&C's goodwill was impaired, and accordingly, it has been written down to zero, the Company's best estimate of its fair value as determined using expected future cash flows. Considerable management judgment is necessary to determine fair value. Accordingly, actual results could vary significantly from these estimates.

Note 23 - Quarterly Financial Information (Unaudited)
-----------------------------------------------------
                                                   Three Months Ended
                              December 31  September 30    June 30     March 31
                              -----------  ------------    --------    --------
2000:
Net sales                     $205,297       $203,798      $207,083   $191,118
Cost of sales,
 excluding depreciation        130,963        130,604       128,809    122,379
Loss from continuing
 operations                    (14,354)       (18,967)          552     (3,277)
Net income (loss)               (9,120)       (19,098)        9,350    186,746

1999:
Net sales                     $217,265       $192,605      $193,175   $163,610
Cost of sales,
 excluding depreciation        141,159        125,815       124,806    105,443
Loss from continuing
 operations                      3,021         (2,837)       (2,577)    (3,338)
Net income (loss)              (15,200)        (2,355)        7,843     (8,867)



Note 24 - Subsequent Events
---------------------------

On February 2, 2001, the Company sold the assets of Riverside to a third-party for cash proceeds of $16,663. Riverside is a publisher of Bibles and a distributor of Bibles, religious books and music recordings. The cash proceeds were used to pay down the Company's Revolving Credit Facility. The Company recognized a loss of $2,798, which is recorded in the 2000 financial statements.

On March 7, 2001, the Company purchased the assets of J.A. Larson Company ("JA Larson"). JA Larson is a flexographic printer of pressure sensitive labels, tags and seals, which are manufactured in a wide variety of shapes and sizes. JA Larson will be fully integrated into Pamco by March 31, 2001. The Company paid $375 in cash for the assets. The purchase price has not been allocated at this time.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------------------

         None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

The following sets fourth the names and ages of each of the Company's directors and executive officers and the positions they hold at the
Company:

Name                     Age  Position with the Company
----                     ---  -------------------------

  John W. Jordan II      53   Chairman of the Board of Directors and Chief
                              Executive Officer.
  Thomas H. Quinn        53   Director, President and Chief Operating Officer.
  Joseph S. Steinberg    57   Director.
  David W. Zalaznick     46   Director.
  Jonathan F. Boucher    44   Director, Vice President and Assistant Secretary.
  G. Robert Fisher       61   Director, General Counsel and Secretary.

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

Mr.Jordan has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since 1988. Mr. Jordan is a managing partner of The Jordan Company, a private merchant banking firm which he founded in 1982. Mr. Jordan is also a director of Ameriking, Inc., Carmike Cinemas, Inc., Archibald Candy Corporation, GFSI Inc., GFSI Holdings, Inc., Kinetek, Inc., Rockshox, Inc., Welcome Home and Apparel Ventures, Inc., as well as other privately held companies.

Mr. Quinn has served as a director, President and Chief Operating Officer of the Company since 1988. From November 1985 to December 1987, Mr. Quinn was Group Vice President and a corporate officer of Baxter International ("Baxter"). From September 1970 to November 1985, Mr. Quinn was employed by American Hospital Supply Corporation ("American Hospital"), where he was a Group Vice President and corporate officer when American Hospital was acquired by Baxter. Mr. Quinn is also the Chairman of the Board and Chief Executive Officer of Archibald Candy Corporation, Chairman of the Board of Kinetek, Inc. as well as a director of Welcome Home, Ameriking, Inc. and other privately held companies.

Mr. Steinberg has served as a director of the Company since 1988. Since 1979, Mr. Steinberg has been the President and a director of Leucadia National Corporation, a holding company. He is also a Trustee of New York University.

Mr. Zalaznick has served as a director of the Company since June 1997. Since 1982, Mr. Zalaznick has been a managing partner of The Jordan Company. Mr. Zalaznick is also a director of Carmike Cinemas, Inc., Ameriking, Inc., Marisa Christina, Inc., Kinetek, Inc., GFSI Inc., GFSI Holdings Inc. and Apparel Ventures, Inc., as well as other privately held companies. Mr. Boucher has served as a Vice President, Assistant Secretary and a director of the Company since 1988. Since 1983, Mr. Boucher has been a partner of The Jordan Company. Mr. Boucher is also a director of Kinetek, Inc., as well as several other privately held companies.

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


Item 11. EXECUTIVE COMPENSATION
         ----------------------

The following table shows the cash compensation paid by the Company, for the three years ended December 31, 2000, for services in all capacities to the President and Chief Operating Officer of the Company.

                                         Summary Compensation Table(1)

                                              Annual Compensation
                                 ----------------------------------------------
                                                                       Other
Name and Principal Position      Year     Salary        Bonus      Compensation
---------------------------      ----     ------        -----      ------------
John W. Jordan II, Chief
Executive Officer(2)
                                 2000            -              -          -
                                 1999            -              -          -
                                 1998            -              -          -
Thomas H. Quinn, President
and Chief Operating Officer      2000      750,000      1,250,000
                                 1999      700,000      1,906,150          -
                                 1998      600,000      1,402,950     36,865


------------------------------------
(1) The aggregate number of shares of restricted Common Stock held by the Company's executive officers and directors at December 31, 2000 was 5,000 shares, consisting of 4,000 shares held by Mr. Quinn and 1,000 shares held by Mr. Boucher. The value of the restricted shares is not able to be calculated because there is no market price for shares of the Company's unrestricted Common Stock. Dividends will be paid on the restricted shares to the same extent paid on unrestricted shares. See "Management-Restricted Stock Agreements".

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

         Restricted Stock Agreements. The Company is a party to restricted stock agreements, dated as of February 25, 1988, with each Messrs. Quinn and Boucher, pursuant to which they were issued shares of Common Stock which, for purposes of such restricted stock agreements, were classified as "Group 1 Shares" or "Group 2 Shares". Messrs. Quinn and Boucher were issued 3,500 and 1,870.7676 Group 1 Shares, respectively, and 4,000 and 1,000 Group 2 Shares, respectively, at $4.00 per share. The Group 1 Shares are not subject to repurchase or contractual restrictions on transfer pursuant to the Restricted Stock Agreements. The Group 2 Shares are subject to repurchase at cost, in the event that Messrs. Quinn or Boucher ceases to be employed (as a partner, officer, or employee) by the Company, The Jordan Company, Jordan/Zalaznick Capital Company ("JZCC"), or any reconstitution thereof conducting similar business activities in which they are a partner, officer or employee. If such person ceases to be so employed prior to January 1, 2003, the Group 2 Shares can also be repurchased at cost, unless such person releases and terminates such repurchase option by making a payment of $300.00 per share to the Company. Certain adjustments to the foregoing occur in the event of the death or disability of any of the partners of The Jordan Company or JZCC, the death or disability of such person, or the sale of the Company. On January 1, 1992, the Company issued Messrs. Quinn and Boucher 600 and 533.8386 shares, respectively, at $107.00 per share pursuant to similar Restricted Stock Agreements, under which such shares were effectively treated as "Group 1 Shares". On December 31, 1992 the Company issued an additional 400 shares to Mr. Quinn for $107.00 per share pursuant to similar Restricted Stock Agreements, under which such shares were effectively treated as "Group 1 Shares". The purchase price per share was based upon an independent appraiser's valuation of the shares of Common Stock at the time of their issuance. These shares were issued by the Company to provide a long-term incentive to the recipients to advance the Company's business and financial interest.

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

Item 12. PRINCIPAL STOCKHOLDERS

The following table furnishes information, as of March 30, 2001, as to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock (ii) each director and executive officer of the Company, and (iii) all officers and directors of the Company as a group.

                                              Amount of Beneficial Ownership
                                             ----------------------------------
                                              Number of            Percentage
                                               Shares                Owned(1)
                                                ------               --------
Executive Officers and Directors
John W. Jordan, II (2) (3) (4)                  41,820.9087           42.5%
David W. Zalaznick (3) (5) (6)                  19,965.0000           20.3%
Thomas H. Quinn (7)                             10,000.0000           10.2%
Leucadia Investors, Inc. (3)                     9,969.9999           10.1%
Jonathan F. Boucher (8)                          5,533.8386            5.6%
G. Robert Fisher (4) (9)                           624.3496            0.6%
Joseph S. Steinberg (10)                             0.0000            0.0%
All directors and officers as a group
(5 persons) (3)                                 87,914.0968           89.3%


------------------------------------

(1) Calculated pursuant to Rule 13d-3 (d) under the Exchange Act. Under Rule 13d-3 (d), shares not outstanding which are subject to options, warrants, rights of conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentages owned by each other person listed. As of December 31, 2000, there were 98,501.0004 shares of Common Stock issued and outstanding.

(2) Includes 1 share held personally and 41,819.9087 shares held by the John W. Jordan II Revocable Trust. Does not include 309.2933 shares held by Daly Jordan O'Brien, the sister of Mr. Jordan, 309.2933 shares held by Elizabeth O'Brien Jordan, the mother of Mr. Jordan, or
       309.2933 shares held by George Cook Jordan, Jr., the brother of Mr. Jordan.

(3)    Does not include 100 shares held by The Jordan/Zalaznick Capital
       Company ("JZCC") or 3,500 shares held by Mezzanine Capital & Income Trust 2001 PLC ("MCIT"), a publicly traded U.K. investment trust advised by an Affiliate of The Jordan Company (controlled by Messrs. Jordan and Zalaznick). Mr. Jordan, Mr. Zalaznick and Leucadia, Inc. are the sole partners of JZCC. Mr. Jordan and Mr. Zalaznick own and manage the advisor to MCIT.

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

(7) Includes 4,000 shares which are treated as "Group 2 Shares" pursuant to the terms of a Restricted Stock Agreement between Mr. Quinn and the Company. See "Management-Restricted Stock Agreements".

(8) Includes 1,000 shares which are treated as "Group 2 Shares" pursuant to the terms of a Restricted Stock Agreement between Mr. Boucher and the Company. See "Management-Restricted Stock Agreements".

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

Item 13. CERTAIN TRANSACTIONS
-----------------------------

Employment Agreements; Stock Transactions. On February 25, 1988, the Company entered into an employment agreement with Thomas H. Quinn, pursuant to which Mr. Quinn became the President and Chief Operating Officer of the Company, effective January 1, 1988. See "Management-Employment Agreement".

Fannie May. In 1995, the Company acquired 151.28 shares of common stock of Fannie May (representing 15.1% of the outstanding common stock of Fannie May on a fully-diluted basis) for $0.2 million. These shares of common stock were purchased from the John W. Jordan II Revocable Trust, which purchased the in July 1995 for $0.2 million. Fannie May's Chief Executive Officer is Mr. Quinn, and its stockholders include Messrs. Jordan, Quinn, Zalaznick, and Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of The Jordan Company who are also stockholders of the Company. Fannie May, which is also known as "Fannie May Candies" is a manufacturer and marketer of kitchen-fresh, high-end boxed chocolates and other confectionary items through its company-owned retail stores and third-party retail outlets. Fannie May also sells through quantity order, mail order, and fund raising programs in the United States and Canada. Its products are marketed under the "Fannie May", and "Fanny Farmer", "Sweet Factory" and "Laura Secord" brand names.

JIR. In 2000, the Company made approximately $5.5 million of unsecured advances to JIR Broadcast, Inc. and JIR Paging, Inc. Each of these company's Chief Executive Officer is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other, partners, principals and associates of The Jordan Company who are also the Company's stockholders. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors.

JZ International, Ltd. In November 1998, the Company, through Motors and Gears, invested $5.6 million in Class A Preferred Stock and $1.7 million in Class B Preferred Stock of JZ International, Ltd. In April 2000, the Company, through Motors and Gears, invested an additional $5.0 million in Class A Preferred Stock of JZ International, Ltd. This increases the Company's investment in JZ International to $12.3 million at December 31, 2000. JZ International's Chief Executive Officer is David W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders. JZ International is a merchant bank located in London, England that is focused on making European and other international investments.

ISMG. As of December 31, 2000, the Company has made unsecured advances of approximately $10.7 million to Internet Services Management Group ("ISMG"). ISMG is an Internet services provider ("ISP") for more than 111,000 customers. The Company owns 5% of the common stock of ISMG, with the remainder owned by the Company's stockholders and management of ISMG.

Legal Counsel. Mr. G. Robert Fisher, a director of, and the general counsel and secretary to, the Company, is also a partner of Sonnenschein, Nath & Rosenthal. Mr. Fisher and his law firm have represented the Company and The Jordan Company in the past, and expect to continue representing them in the future. In 2000, Sonnenschein, Nath & Rosenthal were paid approximately $1.5 million in fees and expenses by the Company.

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

Future Arrangements. The Company has adopted a policy that future transactions between the Company and its officers, directors and other affiliates (including the Motors and Gears Subsidiaries) must (i) be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors and (ii) be on terms no less favorable to the Company than could be obtained from unaffiliated third-parties.


                                  Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
         --------------------------------------------------------------

(a)      Documents filed as part of this report:

(1)      Financial Statements

         Reference is made to the Index to Consolidated Financial
         Statements appearing at Item 8, which is incorporated herein by reference.

(2)      Financial Statement Schedule

         The following financial statement schedule for the years ended December 31, 2000, 1999, and 1998 is submitted herewith:

         Item                                                    Page Number
         ----                                                    -----------
         Schedule II - Valuation and qualifying accounts              76

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are not applicable and therefore have been omitted, or the information has been included in the consolidated financial statements.

(3)      Exhibits
         --------

         An index to the exhibits required to be listed under this Item 14(a) (3) follows the "Signatures" section hereof and is incorporated herein by reference.

(a)      Reports on Form 8-K

         None.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    JORDAN INDUSTRIES, INC.


                                                By   /s/ John W. Jordan II
                                                   ----------------------------
                                                    John W. Jordan II
Dated:            March 30, 2001                    Chief Executive Officer

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                By   /s/ John W. Jordan II
                                                   ----------------------------
                                                    John W. Jordan, II
Dated:            March 30, 2001                    Chairman of the Board of
                                                    Directors and Chief
                                                    Executive Officer



                                                By   /s/ Thomas H. Quinn
                                                   ----------------------------
                                                    Thomas H. Quinn
Dated:            March 30, 2001                    Director, President and
                                                    Chief Operating Officer



                                                By   /s/ Jonathan F. Boucher
                                                   ----------------------------
                                                    Jonathan F. Boucher
Dated:            March 30, 2001                    Director, Vice President,
                                                    and Assistant Secretary



                                                By   /s/ G. Robert Fisher
                                                   ----------------------------
                                                    G. Robert Fisher
Dated:            March 30, 2001                    Director, General Counsel
                                                    and Secretary



                                                By   /s/ David W. Zalaznick
                                                   ----------------------------
                                                    David W. Zalaznick
Dated:            March 30, 2001                    Director



                                                By   /s/ Joseph S. Steinberg
                                                   ----------------------------
                                                    Joseph S. Steinberg
Dated:            March 30, 2001                    Director



                                                By   /s/ Thomas C. Spielberger
                                                   ----------------------------
                                                  Thomas C. Spielberger
Dated:            March 30, 2001                  Sr. Vice President,
                                                  Finance and Accounting
                                                  (Principal Financial Officer)

                                                                   Schedule II

                          JORDAN INDUSTRIES, INC.
                     VALUATION AND QUALIFYING ACCOUNTS
                           (dollars in thousands)




                                         Additions  Uncollectible      Balance
                                         charged      balances            at
                             Balance at    to        written off         end
                             beginning   cost and      net of             of
                             of period   expenses    recoveries  Other   period
December 31, 1998:          ----------   ---------  ------------ ----- --------

Allowance for
 doubtful accounts            $2,777        2,382     (1,927)     24     $3,256

Valuation allowance
 for deferred
 tax assets                   11,910          564          -       -     12,474

December 31, 1999:

Allowance for
 doubtful accounts             3,256        1,923     (2,043)     (327)   2,809

Valuation allowance
 for deferred
 tax assets                   12,474          636           -        -   13,110

December 31, 2000:

Allowance for
 doubtful accounts             2,809        2,849     (1,178)     (96)    4,384

Valuation allowance
 for deferred
 tax assets                   13,110          495           -        -   13,605

                               EXHIBIT INDEX
                               -------------

1(a)13       -- Purchase Agreement, dated March 22, 1999, by and among Jordan
                Industries, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Jeffries & Company, Inc. and BancBoston Robertson Stephens Inc.*
1(b)12       -- Purchase Agreement, dated July 21, 1997, by and among Jordan
                Industries, Inc., Jeffries & Company, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation.
1(c)12       -- Purchase and Sale Agreement, dated as of April 2, 1997, by and between Jordan Industries,  Inc. and the holders of
                11 3/4% Senior Subordinated Discount Debentures due 2005 parties thereto.
1(d)12       -- Purchase and Sale Agreement, dated as of April 2, 1997, by and between Jordan Industries,  Inc. and the holders of
                11 3/4% Senior Subordinated Discount Debentures due 2005 parties thereto.
1(e)12       -- Exchange  Agreement,  dated as of April 2, 1997,  by and between Jordan Industries, Inc. and the holders of 11 3/4% Senior Subordinated Discount Debentures due 2005 parties thereto.
2(a)4        -- Agreement and Plan of Merger between Thos. D. Murphy Company and Shaw-Barton, Inc.
2(b)6        -- Asset Purchase Agreement between Alma Piston Company and Alma
                Products  Holdings,  Inc. dated as of February 26, 1999.
3(a)1        -- Articles of Incorporation of the Registrant.
3(b)1        -- By-Laws of the Registrant.
4(a)13       -- Series C and  Series D 10 3/8%  Senior  Notes  Indenture,
                dated  March 22,  1999,  between  Jordan Industries, Inc.
                and U.S. Bank Trust National Association.
4(b)12       -- Series A and  Series  B 10 3/8%  Senior  Notes  Indenture,
                dated July 25, 1997, between Jordan Industries, Inc. and First Trust National Association, as Trustee.
4(c)13       -- First Supplemental Indenture, dated March 9, 1999, between
                Jordan Industries, Inc. and U.S. Bank & Trust Company f/k/a First Trust National Association, as Trustee, to the 10 3/8% Senior Notes Indenture, dated July 25, 1997.
4(d)12       -- Series A and Series B 11 3/4% Senior  Subordinated  Discount
                Debentures Indenture, dated April 2, 1997, between Jordan Industries, Inc. and First Trust National Association, as Trustee.
4(e)12       -- First Supplemental Indenture, dated as of July 25,
                1997, between Jordan Industries, Inc. and First Trust
                National Association, as Trustee, to the 11 3/4% Senior Subordinated Discount Debentures Indenture, dated as of
                April 2, 1997.
4(f)13       -- Second Supplemental Indenture, dated as of March 9,
                1999, between Jordan Industries, Inc. and First Trust
                National Association, as Trustee, to the 11 3/4% Senior Subordinated Discount Debentures Indenture, dated as of
                April 2, 1997.
4(g)13       -- Global Series D Senior Note.
4(h)12       -- Global Series B Senior Note.
4(i)12       -- Global Series B Senior Subordinated Discount Debenture.
10(a)1,2     -- Inter-company Notes, dated June 1, 1988, by and among the
                Registrant and the Subsidiaries.
10(b)1,2     -- Inter-company  Management  Agreement, dated June 1, 1988, by and among the  Registrant  and the Subsidiaries.
10(c)1,2     -- Inter-company Tax Sharing  Agreement,  dated June 1, 1988, by and among the Registrant and the Subsidiaries.
10(d)1       -- Management Consulting Agreement, dated as of June 1, 1988, between the Registrant and The Jordan Company.
10(e)3       -- First Amendment to Management Consulting Agreement,
                dated as of January 3, 1989, between the Registrant and
                The Jordan Company.
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

10(i)1       -- Restricted  Stock  Agreement, dated February 25, 1988, between the Registrant and Jonathan F. Boucher.
10(j)1       -- Restricted Stock Agreement, dated February 25, 1988, between the Registrant and Jack R. Lowden.
10(k)1       -- Restricted Stock Agreement, dated February 25, 1988, between the Registrant and Thomas H. Quinn.
10(l)1       -- Stock Purchase Agreement, dated June 1, 1988, between Leucadia
                Investors, Inc. and John W. Jordan, II.
10(m)1       -- Zero Coupon Note, dated June 1, 1988, issued by John W.
                Jordan, II to Leucadia Investors, Inc.
10(n)1       -- Pledge, Security and Assignment Agreement, dated June 1, 1988 by John W. Jordan, II.
10(o)5       -- Revolving Credit and Term Loan Agreement, dated August 18,
                1989, between the Company and The First National Bank of
                Boston.
10(p)7       -- Second Amendment to Revolving Credit  Agreement, dated
                September 1, 1990, between the Company and The First National Bank of Boston.
10(q)5       -- Guaranty, dated as of August 18, 1989, from DACCO,
                Incorporated in favor of First Bank National Association,
                as Trustee. The Company has also entered into similar guarantees with other Restricted subsidiaries and will furnish the above guarantees upon request.
10(r)8       -- Amended and Restated  Revolving Credit  Agreement,  dated
                December 10, 1991 between the Company and The First National Bank of Boston.
10(s)10      -- Revolving Credit  Agreement, dated as of June 29, 1994 among
                JII, Inc., a wholly-owned subsidiary of the Company and the First National Bank of Boston and certain other Banks.
10(t)12      -- Amended and Restated  Revolving  Credit  Agreement, dated as of July 25,  1997,  by and among JII, Inc., the lenders
                listed thereto and BankBoston, N.A., as agent.
10(u)12      -- Security  Agreement,  dated as of July 25, 1997, between JII,
                Inc. and BankBoston, N.A., as agent (Incorporated by reference to the Form S-4).
10(v)12      -- Revolving Credit Agreement, between Specialty Printing and
                Labeling and The First National Bank of Boston (Incorporated by reference to the Form S-4).
10(w)12      -- Amended and Restated Revolving Credit Agreement,
                between Specialty Printing and Labeling and The First
                National Bank of Boston (Incorporated by reference to the
                Form S-4).
10(x)12      -- Revolving Credit Agreement, between Motors & Gears, Inc. and
                Bankers Trust Company.
10(y)        -- Third  Amendment  to  Revolving  Credit Agreement, dated as of
                August 24, 1999, between Jordan Industries, Inc. and BankBoston, N.A.
10(z)        -- Fourth Amendment to Revolving Credit Agreement, dated as of
                October 15, 1999, between Jordan Industries, Inc. and BankBoston, N.A.
10(aa)12     -- Properties Services Agreement, dated as of July 25, 1997, between Jordan Industries,  Inc. and its subsidiaries.
10(bb)12     -- Transition Agreements, each dated as of July 25, 1997,
                between Jordan Industries, Inc. and Jordan Telecommunication Products, Inc. and Motors & Gears, Inc., respectively.
10(cc)12     -- New Subsidiary  Advisory  Agreements, each dated as of
                July 25, 1997, between Jordan Industries, Inc. and its subsidiaries.
10(dd)12     -- New Subsidiary Consulting Agreements, each dated as of
                July 25, 1997, between Jordan Industries, Inc. and its subsidiaries (Incorporated by reference to the Form S-4).
10(ee)12     -- New TJC Management  Consulting  Agreement,  dated as of
                July 25, 1997, between TJC Management Corp. and Jordan Industries, Inc.
10(ff)12     -- Termination  Agreement, dated as of July 25, 1997, between
                Jordan Industries, Inc. and its subsidiaries.
10(gg)12     -- Form of Indemnification Agreement between Jordan Industries,
                Inc. and its subsidiaries and their directors.
12           -- Statements re. Computation of Ratios.
21           -- Subsidiaries of the Registrant.