Form 10-Q
period 2001-03-31
JORDAN INDUSTRIES INC
filed 2001-05-14
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                          -----------------------


                                 FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2001                Commission File Number 33-24317

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

       The number of shares outstanding of Registrant's Common Stock as of May 14, 2001: 98,501.0004.

                          JORDAN INDUSTRIES, INC.

                                   INDEX


Part I.                                                              Page No.
------                                                               --------

   Condensed Consolidated Balance Sheets
   at March 31, 2001 (Unaudited), and December 31, 2000                  3

   Condensed Consolidated Statements of Operations for the
   Three Months Ended March 31, 2001 and 2000 (Unaudited)                4

   Condensed Consolidated Statements of Cash Flows for
   the Three Months Ended March 31, 2001 and 2000 (Unaudited)            5

   Notes to Condensed Consolidated Financial Statements (Unaudited)      6

   Management's Discussion and Analysis of
   Financial Condition and Results of Operations                        16


Part II.
--------

   Other Information                                                    22

   Signatures                                                           23


                          JORDAN INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                     March 31,       December 31,
                                                       2001              2000
                                                   ------------      ------------
                                                    (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                            $29,860           $21,713
  Accounts receivable, net                             118,843           128,265
  Inventories                                          131,948           139,046
  Deferred Income Taxes                                 10,861             9,001
  Prepaid expenses and other current assets             39,204            32,155
                                                        ------            ------
    Total Current Assets                               330,716           330,180

Property, plant and equipment, net                     103,787           107,526
Investments in and advances to affiliates               42,739            42,902
Goodwill, net                                          368,452           371,487
Deferred income taxes                                    1,060             2,851
Other assets                                            39,273            41,755
                                                        ------            ------
    Total Assets                                      $886,027          $896,701
                                                      ========          ========

LIABILITIES AND SHAREHOLDER'S EQUITY
(NET CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                                     $59,820           $68,236
  Accrued liabilities                                   59,086            65,108
  Advance deposits                                       3,900             1,937
  Current portion of long-term debt                     29,536            35,600
                                                        ------            ------
    Total Current Liabilities                          152,342           170,881

Long-term debt                                         799,079           787,694
Other non-current liabilities                           18,358            17,728
Minority interest                                          334               410
Preferred stock                                          2,039             1,998

Shareholder's Equity (net capital deficiency):
Common stock $.01 par value: 100,000 shares
 authorized and 98,501 shares
 outstanding                                                 1                 1
  Additional paid-in capital                             2,116             2,116
  Accumulated other comprehensive loss                 (12,626)          (16,641)
  Accumulated deficit                                  (75,616)          (67,486)
                                                       --------          --------
    Total Shareholder's Equity (net capital
     deficiency)                                       (86,125)          (82,010)
                                                       --------          --------
    Total Liabilities and Shareholder's
     Equity (net capital deficiency)                  $886,027          $896,701
                                                      ========          ========



See accompanying notes to condensed consolidated financial statements.





                          JORDAN INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                    THREE MONTHS ENDED
                                                         March 31,
                                                    -------------------
                                                      2001        2000
                                                      ----        ----

Net sales                                         $182,606        $191,118
Cost of sales, excluding
 depreciation                                      117,044         122,379
Selling, general and
 administrative expenses,
 excluding depreciation                             43,301          41,793
Depreciation                                         5,801           5,574
Amortization of goodwill
 and other intangibles                               3,830           4,074
Management fees and other                              933             294
                                                   -------         -------
Operating income                                    11,697          17,004

Other (income) expenses:
  Interest expense                                  22,848          22,388
  Interest income                                     (558)           (275)
  Other                                                281              (7)
                                                   -------         -------
                                                    22,571          22,106
                                                   -------         -------

Loss from continuing
 operations before income
 taxes and minority interest                       (10,874)         (5,102)
Benefit for income taxes                            (2,709)         (1,851)
                                                    -------        -------
Loss from continuing operations
  before minority interest                          (8,165)         (3,251)
Minority interest                                      (76)             25
                                                    -------        -------
Loss from continuing operations                     (8,089)         (3,276)
Discontinued operations, net of
  taxes                                                 -          190,022
                                                    -------       --------
Net (loss) income                                  $(8,089)       $186,746
                                                   ========       ========



See accompanying notes to condensed consolidated financial statements.






                          JORDAN INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                     THREE MONTHS ENDED
                                                                          March 31,
                                                                     2001          2000
                                                                    ------        ------

Cash flows from operating activities:
 Net (loss) income                                               $ (8,089)         $186,746
  Adjustments to reconcile net (loss) income to net
   cash used in operating activities:
    Depreciation and amortization                                   9,631             9,648
    Amortization of deferred financing fees                         1,266             1,267
    Minority interest                                                 (76)               25
    Non-cash interest                                               5,298             4,764
    Gain on sale of discontinued operations                            -           (190,022)
    Changes in operating assets and liabilities
     Net of effects from acquisitions:
      Increase in current assets                                  (19,806)           (9,523)
      Increase (decrease) in current liabilities                    4,287             5,891
      Decrease (increase) in non-current assets                       762            (4,360)
      Increase (decrease) in non-current liabilities                  633               595
      Net current assets of discontinued operations                    -             (1,323)
                                                                 --------          --------
        Net cash (used in) provided by operating
         activities                                                (6,094)            3,708


Cash flows from investing activities:
  Proceeds from sale of discontinued operations                        -             71,362
  Proceeds from sale of subsidiary                                 16,663                -
  Capital expenditures, net                                        (2,950)           (4,518)
  Acquisitions of subsidiaries                                       (375)          (33,297)
  Additional purchase price payments                                   -             (3,093)
  Net cash acquired in purchase of subsidiaries                        -              1,957
  Other                                                               254               (33)
                                                                 --------          --------
        Net cash provided by investing activities                  13,592            32,378

Cash flows from financing activities:
  Proceeds from (repayment of) revolving credit
   facilities, net                                                  2,946           (36,973)
  Repayment of long-term debt                                      (3,489)             (893)
  Other borrowing                                                     239                -
                                                                 --------          --------
        Net cash used in financing activities                        (304)          (37,866)

Foreign currency translation                                          953            (1,211)
                                                                 --------          --------
Net increase (decrease) in cash and cash equivalents                8,147            (2,991)
Cash and cash equivalents at beginning of period                   21,713            19,973
                                                                 --------          --------
Cash and cash equivalents at end of period                        $29,860           $16,982
                                                                 ========          ========


See accompanying notes to condensed consolidated financial statements.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

A.  Organization
----------------
The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and are of a normal recurring nature, should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2000, which are included in the Company's Annual Report filed on Form 10-K for such year (the "2000 10-K"). Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B. Inventories
--------------
Inventories are summarized as follows:

                                              March 31,      December 31,
                                               2001              2000
                                            ------------     ------------

       Raw materials                         $ 54,617          $ 51,814
       Work-in-process                         17,090            16,760
       Finished goods                          60,241            70,472
                                             --------          --------
                                             $131,948          $139,046
                                             ========          ========

C.  Comprehensive Income
------------------------
Total comprehensive (loss) income for the three months ended March 31, 2001 and 2000 is as follows:


                                           Three Months ended
                                                March 31,
                                          --------------------
                                            2001         2000
                                            ----         ----

Net (loss) income                         $(8,089)     $186,746
Foreign currency translation                4,015        (3,195)
                                          -------       -------
Comprehensive (loss) income               $(4,074)     $183,551
                                          ========     ========

D.  Sale of Subsidiaries
------------------------
On February 2, 2001, the Company sold the assets of Riverside to a third-party for cash proceeds of $16,663. Riverside is a publisher of Bibles and a distributor of Bibles, religious books and music recordings. The cash proceeds were used to pay off the Company's Revolving Credit Facility. The Company recognized a loss on the sale of $2,798, which was recorded in the 2000 financial statements.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

E.  Acquisition and Formation of Subsidiaries
---------------------------------------------
On March 7, 2001, the Company purchased the assets of J.A. Larson Company ("JA Larson"). JA Larson is a flexographic printer of pressure sensitive labels, tags and seals, which are manufactured in a wide variety of shapes and sizes. JA Larson is fully integrated into Pamco. The Company paid $375 in cash for the assets. The purchase price was allocated to inventory of $100, property and equipment of $20 and resulted in an excess purchase price over identifiable assets of $255.

In December 2000, the Company formed GramTel Communications, Inc. ("GramTel"). GramTel is an information technology infrastructure outsourcing company that allows its customers to transfer, protect and store their mission critical data at regionally located Secure Network Access Centers. The Company has invested $3,332 in GramTel through March 31, 2001 for property, equipment and other start-up related expenses.

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

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


On March 14, 2000, the Company purchased Online Environs, Inc. ("Online Environs"), an international Internet business solutions developer and consultant, for $5,093 including costs directly associated with the transaction. The acquisition was financed with $3,593 in cash and a $1,500 subordinated seller note. Online Environs' digital communications solutions are designed to help clients increase sales, improve communications, and create and enhance business identities over the Internet, commonly known as eBusiness. The purchase price has been allocated to working capital of $258, property, plant and equipment of $194, non current assets of $2, and long-term liabilities of $(43) and resulted in an excess purchase price over net identifiable assets of $4,682.

The above acquisitions have been accounted for as purchases and their operating results have been consolidated with the Company's results since the respective dates of acquisition. Unaudited pro forma information with respect to the Company as if the 2001 acquisitions and divestitures had occurred on January 1, 2001 and 2000 and as if the 2000 acquisitions and divestitures had occurred on January 1, 2000, is as follows:

                                                     Three months ended
                                                     ------------------
                                                          March 31,
                                                          ---------
                                                      2001          2000
                                                      ----          ----
Net Sales                                           $178,523     $194,005
Net (loss) income before extraordinary items          (9,674)     (43,272)
Net (loss) income                                     (6,889)     (50,397)


F.  Discontinued Operations
---------------------------
On July 25, 1997, the Company recapitalized its investment in Jordan Telecommunication Products, Inc. ("JTP") and JTP acquired the Company's telecommunications and data communications products business from the Company for total consideration of approximately $294,027, consisting of $264,027 in cash, $10,000 of assumed indebtedness and preferred stock, and the issuance to the Company of $20,000 aggregate liquidation preference of JTP Junior Preferred Stock. The Company's stockholders and affiliates and JTP management invested in and acquired the JTP common stock. As a result of the recapitalization, certain of the Company's affiliates and JTP management owned substantially all of the JTP common stock. The Company's investment in JTP was represented solely by the JTP Junior Preferred Stock. The JTP Preferred Stock controlled over 80% of JTP's stockholder voting rights and accreted 95% of JTP's net income or loss. The Company had obtained an independent opinion as to the fairness, from a financial point of view, of the recapitalization to the Company and its public bondholders.

On January 18, 2000, the Company's affiliates sold the common stock of JTP to an unaffiliated third party and the Company sold its interest in the JTP Junior Preferred Stock for $54,100. The Company also received $6,535 for reimbursement of expenses, $12,000 for the buyout of the management services agreements, and $3,900 for an advisory and indemnity fee. The Company recognized a gain on the sale of its interests in JTP of $197,394 during the quarter ended March 31, 2000, net of taxes of approximately $28,000.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


For the period from January 1, 2000 to January 18, 2000, JTP's net sales were $20,724. The losses from discontinued operations related to JTP in the Company's Statements of Operations for the period from January 1, 2000 to January 18, 2000, included income tax expense of $406.

On June 22, 2000, the shareholders of Capita Technologies, Inc. ("Capita") (including the Company) exchanged their stock in Capita, which included its subsidiaries Protech, Aurora, Garg, and Raba, for shares in The Interpublic Group of Companies, Inc. ("IPG") in a reorganization of Capita. In the reorganization, the Company received registered common shares in IPG having a value of $10,000 in exchange for its Capita stock. The Company also received registered common shares in IPG having a value of $60,750 for its intercompany notes and $2,000 in cash for the buyout of its management services agreements. The Company's common shares in IPG were sold for cash of $70,750 in August 2000. In the second quarter of 2000, the Company recognized a gain, for financial reporting purposes, on the sale of its stock in IPG of $13,442, net of taxes of $7,000.

For the period from January 1, 2000 to March 31, 2000, Capita's net sales were $7,372. The losses from discontinued operations related to Capita in the Company's Statements of Operations for the period from January 1, 2000 to March 31, 2000, included tax expenses of $0.

As a result of the transactions described above, the Jordan
Telecommunication Products segment and the Capita Technologies segment have been reported as discontinued operations for financial reporting purposes in accordance with Accounting Principals Board ("APB") Opinion No. 30.

The following table summarizes the Company's discontinued operations:

                                                 Three months ended March 31,
                                                 ----------------------------
                                                    2001               2000
                                                    ----               ----

Loss from discontinued operations
 before income taxes                             $      -          $  (6,966)
Provision for income taxes                              -               (406)
                                                 --------           --------
Net loss from discontinued
 operations                                             -             (7,372)
Gain on sale of discontinued
 operations                                             -            225,394
Provision for income taxes                              -            (28,000)
                                                        -           --------
Gain on sale, net of taxes                              -            197,394
                                                        -            -------
Discontinued operations, net of taxes            $      -          $ 190,022
                                                 ========          =========


G.  Investments in JAAI, JSP, and M&G Holdings
----------------------------------------------

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

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

At the end of 1996, M&G was comprised of Merkle-Korff and its wholly-owned subsidiary, Barber-Colman, and Imperial and its wholly-owned subsidiaries, Scott and Gear. All of the outstanding shares of Merkle-Korff were purchased by M&G in September 1995 and the net assets of Barber-Colman were purchased by Merkle-Korff in March 1996. Barber-Colman was legally merged into Merkle-Korff as of January 1, 1997 and now operates as a division of Merkle-Korff. The net assets of Imperial, Scott, and Gear were purchased by M&G, from the Company, at an arms length basis on November 7, 1996, with the proceeds from a debt offering. The purchase price was $75,656, which included the repayment of $6,008 in Imperial liabilities owed to the Company, and a contingent payment payable pursuant to a contingent earnout agreement. Under the terms of the contingent earnout agreement, 50% of Imperial, Scott, and Gear's cumulative earnings before interest, taxes, depreciation and amortization, as defined, exceeding $50,000 during the five fiscal years ended December 31, 1996, through December 31, 2000, will be paid to the Company. The Company was paid $174 for this agreement in the first quarter of 2001.

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

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

The Company expects to continue to include M&G Holdings and its subsidiaries in its consolidated group for U.S. Federal income tax purposes. This consolidation would be discontinued, however, upon the redemption of the M&G Holdings Junior Preferred Stock, which could result in recognition by the Company of substantial income tax liabilities arising out of the recapitalization. If such deconsolidation had occurred at March 31, 2001, the Company believes that the amount of taxable income to the Company attributable to M&G Holdings would have been approximately $55,000 (or approximately $22,000 of tax liabilities, assuming a 40.0% combined Federal, state, and local tax rate). The Company currently expects to offset these tax liabilities arising from deconsolidation with redemption proceeds from the M&G Holdings Junior Preferred Stock. Deconsolidation would also occur with respect to M&G Holdings if the M&G Holdings Junior Preferred Stock ceased to represent at least 80.0% of the voting power and 80.0% of the combined stock value of the outstanding M&G Holdings Junior Preferred Stock and common stock of M&G Holdings. As long as the M&G Holdings Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The value test depends on the relative values of the M&G Holdings Junior Preferred Stock and common stock of M&G Holdings. The Company believes the value test is satisfied at March 31, 2001. It is possible that on or before the fifth anniversary of its issuance, the M&G Holdings Junior Preferred Stock would cease to represent 80.0% of the relevant total combined stock value. In the event that deconsolidation for U.S. Federal income tax purposes occurs without redemption of the M&G Holdings Junior Preferred Stock, the tax liabilities discussed above would be incurred without the Company receiving the proceeds of the redemption.

H.  Additional Purchase Price Agreements
----------------------------------------
The Company has a deferred purchase price agreement relating to its acquisition of Yearntree in December 1999. The agreement is based on Yearntree achieving certain agreed upon cumulative net income before interest and taxes for the 24 months beginning January 1, 2000 and ending December 31, 2001. The agreement is payable 30 days after the receipt of the December 31, 2001 audited financial statements.

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

The terms of Kinetek's Advanced DC purchase price agreement provides for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels were set substantially above the historical experience of the acquired entity at the time of acquisition. The contingent payments applied to operations of fiscal years 1998 and 1999. Kinetek made payments to the previous shareholders of Advanced DC of $3,200 in March 1999 and $3,100 in March 2000 related to this agreement.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


Kinetek has a contingent purchase price agreement relating to its acquisition of Motion Control on December 18, 1997. The terms of the Company's Motion Control acquisition agreement provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. The agreement becomes exercisable in 2003 and payments, if any, under the contingent agreement will be placed in a trust and paid out in cash in equal annual installments over a four year period.

I.  Related Party Transactions
------------------------------
An individual who is shareholder, Director, General Counsel, and Secretary for the Company is also a partner in a law firm used by the Company. The firm was paid $77 and $170 in fees and expenses in the first three months of 2001 and 2000, respectively. The rates charged to the Company were at arms-length.

Certain shareholders of TJC Management Corporation ("TJC") are also shareholders of the Company. On July 25, 1997, a previous agreement with TJC was amended and restated. This agreement was amended again in December 1999. Effective January 1, 2000, the Company pays TJC a $250 quarterly fee for management services. The Company accrued fees to TJC of $250 in the first three months of 2001 and 2000, respectively, related to this agreement. These expenses are classified in "management fees and other" in the Company's statements of operations.

On July 25, 1997, a previous agreement with TJC was amended and restated. Under the new agreement, the Company pays TJC an investment banking fee of up to 1%, based on the aggregate consideration paid, for its assistance in acquisitions undertaken by the Company or its subsidiaries, and a financial consulting fee not to exceed 0.5% of the aggregate debt and equity financing that is arranged by the Jordan Company, plus the reimbursement of out-of-pocket and other expenses. The Company made no payments in either the first three months of 2001 or 2000 to TJC for their assistance in relation to acquisition and refinancing activities. The expenses related to these services are classified in "management fees and other" in the Company's statements of operations.

The Company has agreements to provide management and consulting services to various entities whose shareholders are also shareholders of the Company.

The Company also has agreements to provide investment banking and financial consulting services to these entities. Fees for management and consulting services are typically a percentage of the entity's net sales or earnings before interest, taxes, depreciation and amortization. Fees for investment banking and financial consulting services are based on the aggregate consideration paid for acquisitions or the aggregate debt and equity financing that is arranged by the Company, plus the reimbursement of out-of pocket and other expenses. Amounts due from affiliated entities as a result of providing the services described above were $2,766 and $1,222 as of March 31, 2001 and 2000, respectively, and are classified in "prepaid expenses and other current assets" in the Company's balance sheets. The Company also made unsecured advances to these entities for the purpose of funding operating expenses and working capital needs. These advances totaled $10,147 and $7,243 as of March 31, 2001 and 2000, respectively, and are classified in "prepaid expenses and other current assets" in the Company's balance sheets.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


J.  Investments in and advances to affiliates
---------------------------------------------
The Company holds 75.6133 shares of Class A PIK Preferred Stock and 151.28 shares of common stock of Fannie May Holdings, Inc. ("Fannie May"), representing a total investment of $1,721 and approximately 15.1% of the outstanding common stock of Fannie May on a fully diluted basis. The Company is accounting for this investment under the cost method. Fannie May's Chief Executive Officer is Mr. Quinn, and its stockholders include Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of the Jordan Company, who are also stockholders of the Company. Fannie May, which is also known as "Fannie May Candies", is a manufacturer and marketer of kitchen-fresh, high-end boxed chocolates and other confectionary items, through its company-owned retail stores and through specialty sales channels. Its products are marketed under the "Fannie May Candy", "Fanny Farmer Candy", "Sweet Factory", and "Laura Secord" brand names.

As of March 31, 2001 and December 31, 2000, the Company had made approximately $13,846 and $14,446 of unsecured advances to JIR Broadcast, Inc. and JIR Paging, Inc. Each of these companies' Chief Executive Officer is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick, and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors. The Company receives notes in exchange for these advances, which bear interest at 12.0%.

In November 1998, the Company, through Motors and Gears, invested $5,585 in Class A Preferred Stock and $1,700 in Class B Preferred Stock of JZ International, Ltd. In April 2000, the Company, through Motors and Gears, invested an additional $5,059 in Class A Preferred Stock of JZ International, Ltd. At March 31, 2001 and December 31, 2000, the Company's investment in JZ International was $12,344. JZ International's Chief Executive Officer is David W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates. JZ International is a merchant bank located in London, England that is focused on making European and other international investments. The Company is accounting for this investment under the cost method. At
March 31, 2001, the cost of the investment approximates market value.

Internet Services Management Group ("ISMG") is an Internet service provider with over 110,000 customers. ISMG's stockholders include Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of the Jordan Company, who are also stockholders of the Company. The Company has a 5% ownership interest in ISMG's common stock and $1,000 of ISMG's 5% mandatorily redeemable cumulative preferred stock. The Company is accounting for these investments under the cost method. The Company has also made unsecured advances to ISMG totaling $10,938 and $10,701 as of March 31, 2001 and December 31, 2000, respectively, for the purpose of funding ISMG acquisitions and its working capital needs.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


The Company has a 20% limited partnership interest in a partnership that was formed during 2000 for the purpose of making equity investments primarily in datacom/telecom infrastructure and software, e-commerce products and services, and other Internet-related companies. The Company has a $10,000 capital commitment, of which $1,340 and $1,390 had been contributed through March 31, 2001 and December 31, 2000, respectively. The Company is accounting for this investment using the equity method of accounting. Certain stockholders of the Company are also stockholders in the general partner of the partnership. The Company has an agreement with the partnership's general partner to provide management services to the partnership for annual fees of $1,250.

K.  Business Segment Information
--------------------------------
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 2000 consolidated financial statements with respect to segmentation or the measurement of segment profit or loss.

L.  Income taxes
----------------
The provision (benefit) for income taxes from continuing operations differs from the amount of income tax provision (benefit) computed by applying the United States federal income tax rate to income (loss) from continuing operations before income taxes, minority interest, and extraordinary items. A reconciliation of the differences is as follows:

                                                  Three Months ended
                                                    March 31, 2001
                                                    --------------

Computed statutory tax benefit                        $ (3,806)
Increase (decrease) resulting from:
    Amortization of goodwill                               718
    Disallowed meals and entertainment                     105
    State and local tax and other                          274
                                                       -------
Benefit from income taxes                             $ (2,709)
                                                      ========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2000 10-K and the financial statements and the related notes thereto.

Results of Operations
---------------------
Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the quarters ended March 31, 2001 and 2000. This discussion reviews the following segment data and certain of the consolidated financial data for the Company.

                                                 Three Months Ended
                                                      March 31,
                                                  ------------------
                                                2001                2000
                                               -----               ------
Net Sales:
Specialty Printing and Labeling                22,760              24,067
Jordan Specialty Plastics                      25,516              23,317
Jordan Auto Aftermarket                        37,448              37,447
Motors and Gears                               78,297              79,661
Consumer and Industrial Products               18,585              26,626
                                               ------              ------
   Total                                      182,606             191,118
                                              =======             =======

Operating Income (Loss):
Specialty Printing and Labeling                (1,279)                 65
Jordan Specialty Plastics                         972               1,223
Jordan Auto Aftermarket                         5,263               5,169
Motors and Gears                               11,750              13,038
Consumer and Industrial Products               (3,562)               (996)
                                              -------              ------
   Total(a)                                    13,144              18,499
                                              =======              ======

Operating Margin(b)
Specialty Printing and Labeling                 (5.6%)               0.3%
Jordan Specialty Plastics                        3.8%                5.3%
Jordan Auto Aftermarket                         14.1%               13.8%
Motors and Gears                                15.0%               16.4%
Consumer and Industrial Products               (19.2%)              (3.7%)
   Total(a)                                      7.2%                9.7%


(a) The total does not include corporate overhead of $1,447 and $1,495 for the three months ended March 31, 2001 and 2000, respectively.

(b)  Operating margin is operating income (loss) divided by net sales.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


       Specialty Printing and Labeling. As of March 31, 2001, the Specialty Printing and Labeling group ("SPL") consisted of JII Promotions, Valmark, Pamco, and Seaboard.

Net sales for the three months ended March 31, 2001 decreased $1.3 million, or 5.4% from the same period in 2000. The decrease in net sales is primarily due to lower sales of ad specialty products at JII Promotions, $1.9 million, and decreased sales of folding boxes at Seaboard, $0.4 million. The decreased sales of ad specialty products at JII Promotions is due to non-recurring orders in the first quarter of 2000. Partially offsetting these decreases were higher sales of calendars at JII Promotions, $1.0 million. Calendar sales have increased as a result of management's efforts to produce and fill customers 2002 calendar orders more evenly during the year. Valmark's sales to Apple Computer decreased by $0.4 million which was more than offset by the increase in sales to other customers of $0.5 million. The increase in sales is solely due to increases in the membrane switch product line.

Operating income for the three months ended March 31, 2001 decreased $1.3 million over the same period in 2000. Operating income decreased at JII Promotions, $0.2 million, Valmark, $0.1 million, Pamco, $0.7 million and Seaboard, $0.3 million. Operating income decreased at the Specialty Printing and Labeling companies primarily due to the decreased sales as discussed above, as well as increased operating expenses at Pamco related to its new East Coast facility.

       Jordan Specialty Plastics.  As of March 31, 2001, the Jordan
Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales for the three months ended March 31, 2001 increased $2.2 million, or 9.4%, over the same period in 2000. Sales primarily increased due to higher sales of hardware products at Deflecto of $1.2 million and the acquisition of IDL in June of 2000. IDL contributed $2.0 million in sales for the first three months of 2001. Partially offsetting these increases were lower sales of office products at Deflecto, $0.3 million and lower sales of colorants and custom molded products at Sate-Lite, $0.3 million and $0.2 million, respectively.

Operating income for the three months ended March 31, 2001 decreased $0.3 million, or 20.5%, over the same period in 2000. The primary reason for the decrease was lower operating income at Beemak, $0.3 million, due to their decrease in sales for the quarter. Partially offsetting this decrease was higher operating income at Sate-Lite, $0.1 million. Deflecto operating income for this period was consistent with prior year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


       Jordan Auto Aftermarket. As of March 31, 2001, the Jordan Auto Aftermarket group ("JAAI") consisted of Dacco and Alma.

Net sales for the Jordan Auto Aftermarket group as of March 31, 2001, were flat in comparison with sales during the same period in 2000. Sales of soft parts, rebuilt transmission parts, and air compressors increased by $0.6 million, $0.4 million, and $0.8 million, respectively. These increases were offset by a $1.8 million decrease in remanufactured converters and other drive train components.

Operating income for the period ending March 31, 2001 increased $0.1 million over the same period in 2000. The increase is primarily the result of higher operating income, resulting from price increases on certain product lines, partially offset by increased corporate expenses.


       Kinetek. As of March 31, 2001, the Kinetek group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control and Advanced DC.

Net sales for the three months ended March 31, 2001 decreased $1.4 million, or 1.7%, over the same period in 2000. The decrease in sales was primarily due to decreased sales in the Motors segment of 3.6%. The decline in the Motors segment was concentrated in Subfractional products, where sales fell 17% from first quarter 2000 due to significant declines in the appliance motor market coupled with continued softness in the market for bottle and can vending motors. Partially offsetting these decreases were increased sales of Fractional and Integral products which increased 6% for the quarter, led by strong demand for DC motors which are sold in the material handling market. Sales in the Controls segment increased as a result of higher sales of products in the elevator control replacement market of 9%.

Operating income for the three months ended March 31, 2001 decreased $1.3 million, or 9.9%, over the same period in 2000. The decrease was primarily due to lower operating income in the motors segment of 12%. Gross margin fell $0.7 million, or 2.4% from 2000, reflecting a decline from 37.3% of sales in the prior year to 37.1% of sales in the first quarter of 2001. Gross margins in the Motors segment decreased as a result of external pricing pressure and unfavorable manufacturing leverage in the subfractional product line due to the lower sales, partially offset by cost improvements from the Company's productivity and material sourcing initiatives. Gross margins in the Controls segment improved as a result of manufacturing leverage in the elevator controls market and operational improvements in the automotive conveyor controls market. Selling, general, and administrative expenses increased in support of the Company's initiatives to develop new products and markets.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


       Consumer and Industrial Products. As of March 31, 2001, the Consumer and Industrial Products group consisted of Cape, Welcome Home, Cho-Pat, Online Environs, Flavorsource and GramTel. Riverside was sold on February 2, 2001. See Note D to the Condensed Consolidated Financial Statements.

Net sales for the period ended March 31, 2001 decreased $8.0 million, or 30.2% over the same period in 2000. The primary reasons for the decrease in sales are due to decreased sales at Riverside due to the sale of Riverside on February 2, 2001, $9.8 million, Cape, $0.2 million, Welcome Home, $0.1 million, and Cho-Pat, $0.1 million. Since Riverside was sold on February 2, 2001 there was only one month of sales for the first quarter of 2001 as compared to a full quarter of sales in 2000. Partially offsetting these decreases were increased sales due to the acquisitions of Online Environs, $0.3 million, ISMI, $0.6 million and FlavorSource, $1.3 million.

Operating income for the period ended March 31, 2001 decreased $2.6 million, or 257.7%, over the same period in 2000. The primary reasons for the decrease are lower operating income at Cape, $0.2 million, Welcome Home, $0.8 million, Online Environs, $0.5 million and GramTel, $0.4 million. Partially offsetting these decreases was operating income at FlavorSource and ISMI of $0.1 million each. Riverside's operating income decreased $0.7 million due to only one month of income in 2001 compared to a full quarter of income in 2000, as a result of the sale of Riverside in February 2001. ISMI, Online Environs, GramTel and FlavorSource are new companies in the Consumer and Industrial Products group as of the second half of 2000 and therefore are not included in first quarter 2000 operating income.

Consolidated Results:  (See Condensed Consolidated Statement of Operations).

Net sales for the three months ended March 31, 2001 decreased by $8.5 million, or 4.5%, over the same period in 2000. Sales decreased due to lower sales of ad specialties at JII Promotions and folding boxes at Seaboard in the Specialty Printing and Labeling Group. Sales decreased at Cape, Welcome Home and Cho-Pat in the Consumer and Industrial Products Group. In addition, sales in this group decreased due to the sale of Riverside in February 2001, resulting in only one month of sales in 2001 as compared with three months of sales in 2000. Sales also decreased in the motors segment of Kinetek due to softness in the subfractional products market. Sales in the Jordan Auto Aftermarket group were consistent with the same period in 2000 on a consolidated basis. Partially offsetting these decreases were increased sales in the Jordan Specialty Plastics group due to higher sales of hardware at Deflecto and the acquisition of IDL in June of 2000. The acquisitions of ISMI, Online Environs, and FlavorSource in the second half of 2000 also contributed to increased sales when comparing sales to first quarter 2000, since they were not owned at that time.

Operating income for the three months ended March 31, 2001 decreased $5.3 million, or 28.9%, over the same period in 2000. Operating income decreased due to lower operating income at all of the Specialty Printing and Labeling companies due to lower sales at JII Promotions and Seaboard and increased operating expenses at Pamco due to its new East Coast facility. Operating income was lower in the motors segment of Kinetek due to lower sales in the subfractional product line, and operating income decreased at Cape, Welcome Home, ISMI, Cho-Pat, and Online Environs in the Consumer and Industrial

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

Products group. In addition, the Consumer and Industrial Products group's operating income decreased as a result of the sale of Riverside in February 2001. Operating income decreased in the Auto Aftermarket group due to higher operating expenses, partially offset by price increases implemented in October 2000. Operating income increased at Sate-Lite in the Jordan Specialty Plastics Group, due to higher sales and lower operating expenses.

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

The Company had approximately $178.4 million of working capital at March 31, 2001 compared to approximately $159.3 million at the end of 2000. The increase in working capital during the first three months of 2001 was primarily due to higher prepaids and other current assets of $7.0 million, and lower accounts payable, accrued liabilities and current portion of long-term debt of $8.4 million, $6.0 million and $6.1 million, respectively. These increases in working capital are partially offset by lower accounts receivable and inventories of $9.4 million and $7.1 million, respectively.

Operating activities. Net cash used in operating activities for the three months ended March 31, 2001 was $6.1 million compared to net cash provided by operating activities of $3.7 million during the same period in 2000. The increase in cash used is primarily due to increases in current assets as compared to the same period in the prior year.

Investing activities. Net cash provided by investing activities for the three months ended March 31, 2001 was $13.6 million compared to net cash provided by investing activities of $32.4 million during the same period in 2000. The decrease was primarily due to the proceeds from the sale of discontinued operations in the prior year.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2001 was $0.3 million compared to net cash used in financing activities of $37.9 million during the same period in 2000. This change is primarily due to net revolver borrowings of $2.9 million in the current year as compared to net revolver repayments of $37.0 million in the prior year.

The Company expects its principal sources of liquidity to be from its operating activities and funding from its revolving lines of credit. The Company further expects that these sources will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next twelve months.

The Company is party to various credit agreements under which the Company is able to borrow up to $160.0 million to fund acquisitions, provide

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

working capital and for other general corporate purposes. The credit agreements mature at various dates in 2001 and 2002. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of May 14, 2001, the Company had approximately $132.2 million of available funds under these arrangements.

In addition, Welcome Home, a subsidiary of the Company, has a Security Agreement with Fleet, which provides for maximum borrowings of $15.0 million. The agreement is secured by essentially all the assets of Welcome Home and expires October 29, 2003. As of May 14, 2001, Welcome Home had approximately $0.6 million of available funds under this agreement.

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

The Company's aggregate business has a certain degree of seasonality. JII Promotions and Welcome Home's sales are somewhat stronger toward year-end due to the nature of their products. Calendars at JII Promotions have an annual cycle and home furnishings and accessories at Welcome Home are popular holiday gifts.

Quantitative And Qualitative Disclosures About Market Risks

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At March 31, 2001, the Company had $34.6 million of variable rate debt outstanding. A one percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.3 million. The Company does not believe that its market risk financial instruments on March 31, 2001 would have a material effect on future operations or cash flows.

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

Item 2.                     Changes in Securities
                            ---------------------
                            None

Item 3.                     Defaults upon Senior Securities
                            -------------------------------
                            None

Item 4.                     Submission of Matters to a Vote of Security
                            -------------------------------------------
                            Holders
                            -------
                            None

Item 5.                     Other Information
                            -----------------
                            None

Item 6.                     Exhibits and Reports on Form 8-K
                            --------------------------------
                            None

                                 SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               JORDAN INDUSTRIES, INC.



May 14, 2001                          By:    /s/ Thomas C. Spielberger
                                           ---------------------------
                                               Thomas C. Spielberger
                                                   Senior Vice President,
                                                   Finance and Accounting