Form 10-Q
period 2001-06-30
JORDAN INDUSTRIES INC
filed 2001-08-14
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------


                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For quarter ended June 30, 2001 Commission File Number 33-24317

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

                    Yes     X                  No   --------
                          ------

       The aggregate market value of voting stock held by non-affiliates of the Registrant is not determinable as such shares were privately placed and there is currently no public market for such shares.

     The number of shares outstanding of Registrant's Common Stock as of August 14, 2001: 98,501.0004.

                             JORDAN INDUSTRIES, INC.

                                      INDEX


Part I.                                                               Page No.
-------                                                               --------

       Condensed Consolidated Balance Sheets
       at June 30, 2001 (Unaudited), and December 31, 2000                3

       Condensed Consolidated Statements of Operations for the
       Three Months Ended June 30, 2001 and 2000 (Unaudited), and
       the Six Months Ended June 30, 2001 and 2000 (Unaudited)            4

       Condensed Consolidated Statements of Cash Flows for
       the Six Months Ended June 30, 2001 and 2000 (Unaudited)            5

       Notes to Condensed Consolidated Financial Statements (Unaudited)   6

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     15


Part II.

       Other Information                                                 23

       Signatures                                                        24

                             JORDAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                 June 30,        December 31,
                                                   2001             2000
                                                ------------     ------------
                                                (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                        $22,355        $21,713
  Accounts receivable, net                         118,903        128,265
  Inventories                                      129,294        139,046
  Deferred Income Taxes                             15,215          9,001
  Prepaid expenses and other current assets         41,149         32,155
                                                   -------        -------
    Total Current Assets                           326,916        330,180

Property, plant and equipment, net                 103,442        107,526
Investments in and advances to affiliates           43,209         42,902
Goodwill, net                                      364,588        371,487
Deferred income taxes                                1,060          2,851
Other assets                                        40,916         41,755
                                                  --------       --------
    Total Assets                                  $880,131       $896,701
                                                  ========       ========

LIABILITIES AND SHAREHOLDER'S EQUITY
 (NET CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                                 $56,405        $68,236
  Accrued liabilities                               59,746         65,108
  Advance deposits                                   2,344          1,937
  Current portion of long-term debt                 31,691         35,600
                                                   -------        -------
    Total Current Liabilities                      150,186        170,881

Long-term debt                                     803,730        787,694
Other non-current liabilities                       19,240         17,728
Minority interest                                      245            410
Preferred stock                                      2,080          1,998

Shareholder's Equity (net capital deficiency):
Common stock $.01 par value: 100,000 shares
 authorized and 98,501 shares
 outstanding                                             1              1
  Additional paid-in capital                         2,116          2,116
  Accumulated other comprehensive loss              (15,105)      (16,641)
  Accumulated deficit                               (82,362)      (67,486)
                                                    --------      --------
    Total Shareholder's Equity (net capital
     deficiency)                                    (95,350)      (82,010)
                                                    --------      --------
    Total Liabilities and Shareholder's
     Equity (net capital deficiency)               $880,131      $896,701
                                                   ========      =========



See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         June 30,                       June 30,
                                                    ------------------             ---------------------
                                                     2001        2000                 2001         2000
                                                    ------      ------             --------      -------


Net sales                                          $184,973     $207,083            $367,579     $398,201
Cost of sales, excluding
 depreciation                                       117,751      129,809             234,795      252,188
Selling, general and
 administrative expenses,
 excluding depreciation                              42,347       42,549              85,648       84,342
Depreciation                                          6,074        5,718              11,875       11,292
Amortization of goodwill
 and other intangibles                                4,051        4,165               7,881        8,239
Management fees and other                             1,566          198               2,499          492
                                                     ------       ------               -----       -------

Operating income                                     13,184       24,644              24,881       41,648

Other (income) expenses:
  Interest expense                                   23,215       23,564              46,063       45,952
  Interest income                                    (1,590)      (1,085)             (2,148)      (1,360)
  Other                                                 105          608                 386          602
                                                     ------       -------             -------      --------
Total other expenses, net                            21,730       23,087              44,301       45,194
                                                     ------       -------             -------      --------
(Loss) income from continuing
 operations before income
 taxes and minority interest                         (8,546)       1,557              (19,420)      (3,546)
(Benefit) provision for income
 taxes                                               (1,752)         363               (4,461)      (1,488)
                                                     -------         ---              --------      --------
(Loss) income from continuing operations before
   minority interest
                                                     (6,794)       1,194              (14,959)      (2,058)
Minority interest                                       (89)         642                 (165)         667
                                                     -------       -----              --------      --------
(Loss) income from continuing operations
                                                      (6,705)        552              (14,794)      (2,725)
Discontinued operations, net of
  taxes                                                    -      (8,798)                  -      (198,821)
                                                     --------     -------            ---------     ---------
Net (loss) income                                    $(6,705)     $9,350             $(14,794)    $196,096
                                                     ========     =======           =========      =========



See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                           SIX MONTHS ENDED
                                                               June 30,
                                                           -----------------
                                                            2001        2000
                                                            ----        -----

Cash flows from operating activities:
 Net (loss) income                                        $(14,794)   $196,096
  Adjustments to reconcile net (loss) income to net
   cash used in operating activities:
    Depreciation and amortization                           19,756      19,409
    Amortization of deferred financing fees                  2,528       2,533
    Minority interest                                         (165)        318
    Non-cash interest                                       10,618       9,452
    Gain on sale of discontinued operations                     -     (198,821)
    Changes in operating assets and liabilities
     net of effects from acquisitions:
      Increase in current assets                           (15,689)    (13,763)
      Decrease in current liabilities                       (2,560)     (8,772)
      Increase in non-current assets                        (3,001)    (15,757)
      Increase (decrease) in non-current liabilities         1,514        (899)
                                                           --------    ---------
        Net cash used in operating
         activities                                         (1,793)    (10,204)


Cash flows from investing activities:
  Proceeds from sale of discontinued operations                 -       69,150
  Proceeds from sale of subsidiary                          16,663           -
  Capital expenditures, net                                 (6,282)     (7,410)
  Acquisitions of subsidiaries                              (8,765)    (39,882)
  Additional purchase price payments                             -      (3,093)
  Net cash acquired in purchase of subsidiaries                 14       1,680
  Other                                                        (42)         27
                                                            -------     -------
        Net cash provided by investing activities            1,588      20,472

Cash flows from financing activities:
  Proceeds from (repayment of) revolving credit
   facilities, net                                           6,543      (6,043)
  Repayment of long-term debt                               (5,999)     (2,254)
  Other borrowing                                              396           -
                                                            ------      -------
        Net cash provided by (used in) financing
         activities                                            940      (8,297)

Foreign currency translation                                   (93)     (2,576)
                                                               ----     -------
Net increase (decrease) in cash and cash equivalents           642        (605)
Cash and cash equivalents at beginning of period            21,713      20,417
                                                           -------     --------
Cash and cash equivalents at end of period                 $22,355     $19,812
                                                           =======     ========


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

B.  Accounting Policies - New Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in pretax income of approximately $16.0 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

C.  Inventories

Inventories are summarized as follows:
                                            June 30,          December 31,
                                              2001                2000
                                           ------------       ------------

       Raw materials                         $ 52,250          $ 51,814
       Work-in-process                         18,994            16,760
       Finished goods                          58,050            70,472
                                              -------          --------
                                             $129,294          $139,046
                                             ========          ========

D.  Comprehensive Income


Total comprehensive (loss) income for the quarters and six months ended June 30, 2001 and 2000 is as follows:


                                  Three Months ended      Six Months ended
                                          June 30,               June 30,
                                 -------------------      ------------------
                                 2001        2000         2001        2000
                                 --------   --------      --------   -------

Net (loss) income                $(6,705)    $9,350      $(14,794)   $196,096
Foreign currency translation      (2,479)    (4,034)        1,536      (7,228)
                                 --------    -------     --------    ---------
Comprehensive (loss) income      $(9,184)    $5,316      $(13,258)   $188,868
                                 ========    =======     =========   =========

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

E.  Sale of Subsidiaries

On February 2, 2001, the Company sold the assets of Riverside to a third-party for cash proceeds of $16,663. Riverside is a publisher of Bibles and a distributor of Bibles, religious books and music recordings. The cash proceeds were used to pay off the Company's Revolving Credit Facility. The Company recognized a loss on the sale of $2,798, which was recorded in the fourth quarter of 2000.

F.  Acquisition and Formation of Subsidiaries

On June 30, 2001, the Company purchased Atco Products, ("ATCO"). Atco is a manufacturer of air-conditioning components for the automotive aftermarket, heavy duty truck OEs and international markets. The Company paid $7,200 in cash for the assets of ATCO. The purchase price has been preliminarily allocated to working capital of $4,908 and property, plant and equipment of $2,292.

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

In December 2000, the Company formed GramTel Communications, Inc. ("GramTel"). GramTel is an information technology infrastructure outsourcing company that allows its customers to transfer, protect and store their mission critical data at regionally located Secure Network Access Centers. The Company has invested $3,532 in GramTel through June 30, 2001 for property, equipment and other start-up related expenses.

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

                                                   Six months ended
                                                       June 30,
                                                   -----------------
                                                   2001         2000
                                                   ----         ----
Net Sales                                         $373,715     $401,160
Net (loss) income                                 $(16,097)    $151,627

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

For the period from January 1, 2000 to June 22, 2000, Capita's net sales were $7,372. The losses from discontinued operations related to Capita in the Company's Statements of Operations for the period from January 1, 2000 to June 22, 2000, included tax expenses of $0.

As a result of the transactions described above, the Jordan Telecommunication Products segment and the Capita Technologies segment have been reported as discontinued operations for financial reporting purposes in accordance with Accounting Principals Board ("APB") Opinion No. 30.

The following table summarizes the Company's discontinued operations:

                                     Three months ended    Six Months ended
                                          June 30,             June 30,
                                      2001      2000       2001          2000
                                     -----      ----       ----          ----

Loss from discontinued operations
 before income taxes                 $   -     $2,224       $      -     $9,190
Provision for income taxes                          -              -        406
                                     -----     -------      --------     ------
Net loss from discontinued
 operations                              -      2,224              -      9,596
Gain on sale of discontinued
 operations                              -    (18,022)             -   (243,417)
Provision for income taxes               -      7,000              -     35,000
                                     -----     -------      --------   --------
Gain on sale, net of taxes               -    (11,022)             -   (208,419)
                                     -----    --------      --------   --------
Discontinued operations, net
 of taxes                            $   -    $(8,798)      $      -  $(198,821)
                                     =====    ========      ========  =========


H.  Investments in JAAI, JSP, and M&G Holdings

JAAI

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

The Company expects to continue to include M&G Holdings and its subsidiaries in its consolidated group for U.S. Federal income tax purposes. This consolidation would be discontinued, however, upon the redemption of the M&G Holdings Junior Preferred Stock, which could result in recognition by the Company of substantial income tax liabilities arising out of the recapitalization. If such deconsolidation had occurred at June 30, 2001, the Company believes that the amount of taxable income to the Company attributable to M&G Holdings would have been approximately $53,000 (or approximately $21,200 of tax liabilities, assuming a 40.0% combined Federal, state, and local tax rate). The Company currently expects to offset these tax liabilities arising from deconsolidation with redemption proceeds from the M&G Holdings Junior Preferred Stock. Deconsolidation would also occur with respect to M&G Holdings if the M&G Holdings Junior Preferred Stock ceased to represent at least 80.0% of the voting power and 80.0% of the combined stock value of the outstanding M&G Holdings Junior Preferred Stock and common stock of M&G Holdings. As long as the M&G Holdings Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The value test depends on the relative values of the M&G Holdings Junior Preferred Stock and common stock of M&G Holdings. The Company believes the value test is satisfied at June 30, 2001. It is possible that on or before the fifth anniversary of its issuance, the M&G Holdings Junior Preferred Stock would cease to represent 80.0% of the relevant total combined stock value. In the event that deconsolidation for U.S. Federal income tax purposes occurs without redemption of the M&G Holdings Junior Preferred Stock, the tax liabilities discussed above would be incurred without the Company receiving the proceeds of the redemption.

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

The Company also has a deferred purchase price agreement relating to its acquisition of Teleflow in July 1999. The agreement is based upon Teleflow achieving certain agreed upon earnings before interest, taxes, depreciation, and amortization for each year through the year ended December 31, 2002. The Company paid $260 and $500 related to this agreement in April 2001 and 2000, respectively.

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

J.  Related Party Transactions

An individual who is shareholder, Director, General Counsel, and Secretary for the Company is also a partner in a law firm used by the Company. The firm was paid $391 and $335 in fees and expenses in the first six months of 2001 and 2000, respectively. The rates charged to the Company were at arms-length.

Certain shareholders of TJC Management Corporation ("TJC") are also shareholders of the Company. On July 25, 1997, a previous agreement with TJC was amended and restated. This agreement was amended again in December 1999. Effective January 1, 2000, the Company pays TJC a $250 quarterly fee for management services. The Company accrued fees to TJC of $500 in the first six months of 2001 and 2000, respectively, related to this agreement. These expenses are classified in "management fees and other" in the Company's statements of operations.

On July 25, 1997, a previous agreement with TJC was amended and restated. Under the new agreement, the Company pays TJC an investment banking fee of up to 1%, based on the aggregate consideration paid, for its assistance in acquisitions undertaken by the Company or its subsidiaries, and a financial consulting fee not to exceed 0.5% of the aggregate debt and equity financing that is arranged by the Jordan Company, plus the reimbursement of out-of-pocket and other expenses. The Company made no payments in either the first six months of 2001 or 2000 to TJC for their assistance in relation to acquisition and refinancing activities. The expenses related to these services are classified in "management fees and other" in the Company's statements of operations.

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

The Company has agreements to provide management and consulting services to various entities whose shareholders are also shareholders of the Company. The Company also has agreements to provide investment banking and financial consulting services to these entities. Fees for management and consulting services are typically a percentage of the entity's net sales or earnings before interest, taxes, depreciation and amortization. Fees for investment banking and financial consulting services are based on the aggregate consideration paid for acquisitions or the aggregate debt and equity financing that is arranged by the Company, plus the reimbursement of out-of pocket and other expenses. Amounts due from affiliated entities as a result of providing the services described above were $4,875 and $2,469 as of June 30, 2001 and December 31, 2000, respectively, and are classified in "prepaid expenses and other current assets" in the Company's balance sheets. The Company also made unsecured advances to these entities for the purpose of funding operating expenses and working capital needs. These advances totaled $12,243 and $9,081 as of June 30, 2001 and December 31, 2000, respectively, and are classified in "prepaid expenses and other current assets" in the Company's balance sheets.

K.  Investments in and advances to affiliates

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

As of June 30, 2001 and December 31, 2000, the Company had made approximately $14,316 and $14,446 of unsecured advances to JIR Broadcast, Inc. and JIR Paging, Inc. Each of these companies' Chief Executive Officer is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick, and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors. The Company receives notes in exchange for these advances, which bear interest at rates ranging from 10 3/4% to 12%.

In November 1998, the Company, through Motors and Gears, invested $5,585 in Class A Preferred Stock and $1,700 in Class B Preferred Stock of JZ International, Ltd. In April 2000, the Company, through Motors and Gears, invested an additional $5,059 in Class A Preferred Stock of JZ International, Ltd. At June 30, 2001 and December 31, 2000, the Company's investment in JZ International was $12,344. JZ International's Chief Executive Officer is David
W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates. JZ International is a merchant bank located in London, England that is focused on making European and other international investments. The Company is accounting for this investment under the cost method. At June 30, 2001, the cost of the investment approximates market value.

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


Internet Services Management Group ("ISMG") is an Internet service provider with over 130,000 customers. ISMG's stockholders include Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of the Jordan Company, who are also stockholders of the Company. The Company has a 5% ownership interest in ISMG's common stock and $1,000 of ISMG's 5% mandatorily redeemable cumulative preferred stock. The Company is accounting for these investments under the cost method. The Company has also made unsecured advances to ISMG totaling $10,938 and $10,701 as of June 30, 2001 and December 31, 2000, respectively, for the purpose of funding ISMG acquisitions and its working capital needs.

The Company has a 20% limited partnership interest in a partnership that was formed during 2000 for the purpose of making equity investments primarily in datacom/telecom infrastructure and software, e-commerce products and services, and other Internet-related companies. The Company has a $10,000 capital commitment, of which $1,340 and $1,390 had been contributed through June 30, 2001 and December 31, 2000, respectively. The Company is accounting for this investment using the equity method of accounting. Certain stockholders of the Company are also stockholders in the general partner of the partnership. The Company has an agreement with the partnership's general partner to provide management services to the partnership for annual fees of $1,250.

L.  Business Segment Information

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 2000 consolidated financial statements with respect to segmentation or the measurement of segment profit or loss.

M.  Income taxes

The provision (benefit) for income taxes from continuing operations differs from the amount of income tax provision (benefit) computed by applying the United States federal income tax rate to income (loss) from continuing operations before income taxes, minority interest, and extraordinary items. A reconciliation of the differences is as follows:

                                               Six Months ended
                                                 June 30, 2001
                                               -----------------

Computed statutory tax benefit                      $(6,797)
Increase (decrease) resulting from:
    Amortization of goodwill                           1,482
    Disallowed meals and entertainment                   215
    State and local tax and other                        639
                                                    --------
Benefit from income taxes                            $(4,461)
                                                    =========

N. Subsequent Events

On July 3, 2001, the Company purchased the assets of Pioneer Paper Corp. for $2,733 in cash. Pioneer is a manufacturer of printed folding paperboard boxes, insert packaging, and blister pack cards. The purchase price has not been allocated at this time. Pioneer is a subsidiary of Seaboard Folding Box.

On July 23, 2001, the Company purchased the customer lists of The George Kreisler Coporation ("Kreisler") for $200 cash. Kreisler will be fully integrated into Pamco. The purchase price has been allocated to intangible assets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2000 10-K and the financial statements and the related notes thereto.

Results of Operations

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the quarters and six month periods ended June 30, 2001 and 2000. This discussion reviews the following segment data and certain of the consolidated financial data for the Company.

                                              Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                             --------------------       -----------------
                                              2001          2000         2001         2000
                                             ------        ------       ------       ------
Net Sales (000's):
Specialty Printing and Labeling             $29,222        $31,849        $51,982     $55,916
Jordan Specialty Plastics                    24,780         24,149         50,296      47,466
Jordan Auto Aftermarket                      40,309         38,721         77,757      76,168
Motors and Gears                             74,244         82,586        152,541     162,247
Consumer and Industrial Products             16,418         29,778         35,003      56,404
                                           --------       --------       --------    --------
   Total                                   $184,973       $207,083       $367,579    $398,201
                                           ========       ========       ========    ========
Operating Income (Loss)(000's):
Specialty Printing and Labeling              $1,306         $3,956           $ 27      $4,021
Jordan Specialty Plastics                       874          1,580          1,846       2,803
Jordan Auto Aftermarket                       5,816          5,233         11,079      10,402
Motors and Gears                              9,440         14,012         21,190      27,050
Consumer and Industrial Products              (992)          1,071         (4,554)         75
                                            -------        -------        --------    -------
   Total(a)                                 $16,444        $25,852        $29,588     $44,351
                                            =======        =======        ========    =======
Operating Margin(b)
Specialty Printing and Labeling                4.5%          12.4%           0.1%        7.2%
Jordan Specialty Plastics                      3.5%           6.5%           3.7%        5.9%
Jordan Auto Aftermarket                       14.4%          13.5%          14.2%       13.7%
Motors and Gears                              12.7%          17.0%          13.9%       16.7%
Consumer and Industrial Products              (6.0%)          3.6%         (13.0%)       0.1%
   Total(a)                                    8.9%          12.5%           8.0%       11.1%

----------------------
(a) The total does not include corporate overhead of $3,260 and $1,208 for the three months ended June 30, 2001 and 2000, respectively, and $4,707 and $2,703 for the six months ended June 30, 2001 and 2000, respectively.

(b)  Operating margin is operating income (loss) divided by net sales.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

       Specialty Printing and Labeling. As of June 30, 2001, the Specialty Printing and Labeling group ("SPL") consisted of JII Promotions, Valmark, Pamco, and Seaboard.

Net sales for the second quarter of 2001 decreased $2.6 million, or 8.2% from the same period in 2000. This decrease was due to lower sales at Valmark, $1.0 million, Seaboard, $1.0 million, JII Promotions, $0.5 million and Pamco, $0.1 million. Lower sales at Valmark were due to decreased sales of screen-printed products, $0.4 million, rollstock, $0.5 million, and membrane switches, $0.1 million. Sales at JII Promotions decreased due to lower sales of ad specialties and school annuals, $0.3 million and $1.6 million, offset by increased calendar sales, $1.4 million. Seaboard's sales decreased $1.0 million, due to lower sales of folding boxes. Pamco's sales decreased $0.1 million due to a decrease in label sales. Net sales for the first six months of 2001 decreased $3.9 million, or 7.0% over the same period in 2000. Decreased sales were due to lower sales at Seaboard, $1.5 million, JII Promotions, $1.4 million, Valmark, $0.9 million and Pamco, $0.1 million. Sales at Seaboard decreased due to lower sales of folding boxes. Decreased sales at JII Promotions were due to lower sales of school annuals and ad specialties, $0.3 million and $3.5 million respectively, partially offset by increased calendar sales of $2.4 million. Valmark's sales decreased due to lower sales of screen printed products and rollstock, $0.7 million and $0.5 million, respectively, partially offset by increased sales of membrane switches, $0.3 million. Net sales decreased at Pamco due to a decrease in label sales.

Operating income for the second quarter of 2001 decreased $2.6 million, or 67.0% from the same period in 2000. Operating income at Pamco decreased $0.9 million due to higher operating expenses associated with Pamco's new East Coast facility and decreased net sales, as mentioned above. Valmark's operating income decreased $0.8 million as a result of increased labor costs related to new product development for a new customer. Operating income at JII Promotions and Seaboard decreased $0.5 million and $0.3 million respectively, due to lower sales. Operating income for the first six months of 2001 decreased
$4.0 million, or 99.3% compared with the same period in 2000. Operating income at Pamco decreased $1.6 million due to expenses related to its new East Coast facility coupled with lower sales. Valmark's operating income decreased $0.9 million, due to increased labor costs attributed to new product development for a new customer. Seaboard's operating income decreased $0.7 million and operating income at JII Promotions decreased $0.8 million, due to lower sales as well as the reasons mentioned above.

     Jordan Specialty Plastics. As of June 30, 2001, the Jordan Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales for the second quarter of 2001 increased $0.6 million, or 2.6% over the same period in 2000. The increase in sales is primarily due to Deflecto's acquisition of IDL in June 2000, $1.4 million, and increased hardware sales at Deflecto, $1.9 million. Partially offsetting these increases in sales were lower sales of office products at Deflecto, $1.9 million lower sales at Beemak, $0.3 million and lower sales of colorants and custom molded products at Sate-Lite, $0.5 million. Net sales for the first six months of 2001 increased $2.8 million, or 6.0% when compared to the same period in 2000. Sales at Deflecto increased due to the acquisition of IDL, $3.8 million, and increased sales of hardware products, $2.6 million. Partially offsetting these increases are lower sales of

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

office products at Deflecto, $2.2 million and decreased sales of colorants and custom molded products at Sate-Lite, $0.5 million. Lower sales at Beemak of $0.9 million, include decreased sales of molding and fabricated products, $0.1 million, and the transition of the Arnon Caine product line from Beemak to Sate-Lite, $0.8 million.

Operating income for the second quarter of 2001 decreased $0.7 million, or 44.7% when compared to the same period in 2000. This decrease was due to lower operating income at Deflecto, $0.4 million and Beemak, $0.3 million. Operating income at Deflecto decreased due to increased materials costs resulting from a shift in product mix. Operating income at Beemak and Sate-Lite decreased due to lower sales, as mentioned above. Operating income for the first six months of 2001 decreased $0.9 million, or 34.1% over the same period in 2000. The primary reason for this decrease is lower operating income at Beemak and Deflecto, $0.5 million and $0.4 million, respectively. Operating income at Beemak has decreased due to lower sales and Deflecto's operating income decreased as a result of increased materials costs, as mentioned above. Sate-Lite's operating income remained consistent with the same period in 2000.

     Jordan Auto Aftermarket. As of June 30, 2001, the Jordan Auto Aftermarket group ("JAAI") consisted of Dacco, Alma and ATCO. (ATCO was purchased on June 30, 2001.)

Net sales for the second quarter of 2001 increased $1.6 million, or 4.1% when compared with same period in 2000. The primary reason for the increase in sales was due to increased sales at Alma, $1.5 million. This sales increase was a result of higher sales of converters, $1.1 million and air compressors, $0.8 million. At Dacco sales of soft parts and miscellaneous hard parts increased $0.3 million and $0.4 million, respectively. Partially offsetting these increases were lower sales of clutches and discs at Alma, $0.4 million and decreased sales of rebuilt converters at Dacco, $0.6 million. Net sales for the first six months of 2001 increased $1.6 million over the same period in 2000. Sales of air compressors and converters at Alma increased $1.6 million and $0.7 million, respectively. Dacco's sales increased due to increased sales of soft parts, $1.0 million and miscellaneous hard parts, $0.7 million. These increases were offset by a decrease in sales of clutches and discs at Alma, $1.2 million, and lower sales of rebuilt converters at Dacco, $1.2 million.

Operating income for the second quarter of 2001 increased $0.6 million, or 11.1% over the same period in 2000. The reason for this increase was increased operating income at Alma, $0.1 million and Dacco, $0.5 million. The increases are attributed to the increase in sales mentioned above and improved labor efficiency and cost cutting efforts. Operating income for the first six months of 2001 increased $0.9 million compared with the same period in 2000. The primary reason for this increase was higher operating income at Dacco $0.7 million, based on increased sales and reduced costs as mentioned above. This increase was partially offset by increased corporate expenses of $0.2 million. Operating income at Alma remained consistent with the same period in 2000.

     Kinetek. As of June 30, 2001, the Kinetek group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control and Advanced DC.

Net sales for the second quarter of 2001 decreased $8.3 million, or 10.1% when compared with the same period in 2000. The decrease in sales resulted from a general decline in all of the companies' principal markets. The motors segment decreased due to lower sales of sub-fractional motors related to lower sales of

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


refrigeration appliance motors and lower sales in the bottle and can vending market. In addition, sales of fractional/integral motors decreased due to reduced demand for AC and DC products used in the floor care market and lower sales of DC products used in material handling applications. Net sales in the controls segment decreased due to weakness in the elevator modernization market. Partially offsetting these decreases were increased European sales of golf car motors due to the acquisition of the L'European hoist product line. Net sales for the first six months of 2001 decreased $9.7 million, or 6.0% when compared with the same period in 2000. This decrease was due to lower sales in the motors segment as a result of decreased demand in the refrigeration motors market and bottle and can vending market. Sales decreased in the control segment due to a general decline in the elevator modernization market, as mentioned above.

Operating income for the second quarter of 2001 decreased $4.6 million, or 32.6% over the same period in 2000. This decrease was due to decreased sales, as mentioned above, and lower operating margins resulting from unfavorable manufacturing leveraging and increased research and development costs related to future products. Operating income for the first six months of 2001 decreased $5.9 million, or 21.7% when compared to the same period in 2000. This decrease is a result of lower sales and decreased operating margins, as discussed above. In addition, corporate overhead increased 3% for both the three month period and six month period ended June 30, 2001 over the same periods in 2000.

       Consumer and Industrial Products. As of June 30, 2001, the Consumer and Industrial Products group consisted of Cape, Welcome Home, Cho-Pat, Online Environs, Flavorsource and GramTel. Riverside was sold on February 2, 2001. See Note E to the Condensed Consolidated Financial Statements.

Net sales for the second quarter 2001 decreased $13.4 million, or 44.9% when compared with the same period in 2000. This decrease was primarily due to the sale of Riverside in February 2001, $12.4 million. In addition, sales decreased at Welcome Home, $0.9 million, Online Environs, $1.5 million, and Cho-Pat, $0.1 million. Cape Craftsmen third party sales decreased $1.0 million. Partially offsetting these decreases were increased sales due to the following acquisitions made during the second half of 2000: Flavorsource, $1.8 million, ISMI, $0.6 million and GramTel, $0.1 million. Net sales for the first six months of 2001 decreased $21.4 million, or 37.9% over the same period in 2000. Decreased sales resulted from the sale of Riverside in February 2001, $22.1 million, lower sales at Welcome Home, $1.1 million, Online Environs, $1.2 million and Cho-Pat, $0.2 million. In addition, third party sales at Cape Craftsmen decreased $1.2 million. Offsetting these decreases were the acquisitions of Flavorsource, $3.1 million, ISMI, $1.2 million and GramTel, $0.1 million.

Operating income for the second quarter of 2001 decreased $2.1 million, or 192.6% from the same period in 2000. This decrease is due to lower operating income at Cape Craftsmen, $0.7 million, Welcome Home, $0.5 million, Online Environs, $0.8 million and Cho-Pat, $0.1 million. Lower operating income at these companies is primarily due to lower sales, as mentioned above. Operating income decreased at GramTel, $0.1 million due to start up expenses and ISMI, $0.1 million, due to increased consulting and administrative fees. Partially offsetting these decreases was increased operating income at Flavorsource, $0.2 million. Flavorsource, ISMI, and GramTel were new acquisitions during the second half of 2000. Operating income for the first six months of 2001 decreased $4.6 million when compared to the same period in 2000. Lower operating income is attributed to Welcome Home, $1.3 million, Online Environs, $1.3 million,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


Cape Craftsmen, $0.6 million, and Cho-Pat, $0.2 million. The primary reason for decreased operating income is lower sales. Operating income decreased at GramTel, $0.6 million, due to operating expenses relating to the start up of the company and ISMI, $0.2 million, due to increased consulting and administrative expenses. In addition, the sale of Riverside in February 2001 resulted in lower operating income of $0.7 million. Offsetting these decreases was increased operating income due to the acquisition of Flavorsource during the second half of 2000, $0.3 million.

Consolidated Results:  (See Condensed Consolidated Statement of Operations).

Net sales for the second quarter of 2001 decreased $22.1 million, or 10.7% from the same period in 2000. Sales decreased in the Specialty Printing and Labeling Group due to lower sales of screen-printed products and rollstock at Valmark, ad specialties and school annuals at JII Promotions, labels at Pamco and folding boxes at Seaboard. Sales of office products at Deflecto and custom molded products and colorants at Sate-Lite partially offset the net increase in sales in the Specialty Plastics Group. Decreased sales in the Consumer and Industrial Products Group resulted from lower sales at Welcome Home, Online Environs, Cho-Pat and third party sales at Cape Craftsmen. In addition, sales in this group decreased due to the sale of Riverside in February 2001. Sales at Kinetek decreased in both the motors segment and the controls segment. Partially offsetting these decreases were increased sales of soft parts and miscellaneous hard parts at Dacco and converters and air compressors at Alma in the Jordan Auto Aftermarket Group. The acquisition of IDL in the Jordan Specialty Plastics Group, and Flavorsource, GramTel and ISMI in the Consumer and Industrial Products Group, during the second half of 2000, increased sales for the second quarter of 2001 compared to the second quarter of 2000.

Net sales of the first six months of 2001 decreased $30.6 million, or 7.7% when compared to the same period in 2000. Lower sales were due to decreased sales of screen printed products and rollstock at Valmark, folding boxes at Seaboard, labels at Pamco and ad specialties and school annuals at JII Promotions in the Specialty Printing and Labeling Group. Decreased sales of colorants and custom molded products at Sate-Lite and office products at Deflecto contributed to lower net sales in the Jordan Specialty Plastics Group. Sales in the Consumer and industrial Products group decreased primarily due to the sale of Riverside in February 2001, as well as decreased sales at Welcome Home, Cho-Pat, Online Environs, GramTel, ISMI and Cape Craftsmen. Lower sales at Kinetek were due to decreased sales across the motors segment and controls segment. Partially offsetting these decreases, were increased sales of soft parts and miscellaneous hard parts at Dacco and converters and air compressors at Alma in the Jordan Auto Aftermarket Group. The acquisition of IDL in the Jordan Specialty Plastics Group and Flavorsource, GramTel, and ISMI in the Consumer and Industrial Products Group, during the second half of 2000, increased sales for the second quarter of 2001 compared to the second quarter of 2000.

Operating income for the second quarter 2001 decreased $9.4 million, or 36.4% from the same period in 2000. This decrease was due to lower operating income at Valmark due to increased labor costs associated with new product development for a new customer, and increased operating expenses at Pamco related to the start up of their new East Coast facility. Operating income decreased at Deflecto due to increased materials costs and a shift in product mix and at Beemak and Sate-Lite due to lower sales. In the Consumer and Industrial Products Group,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


operating income decreased at Welcome Home, Cape Craftsmen, Cho-Pat, and Online Environs due to decreased sales. Operating income decreased at ISMI and GramTel due to increased consulting and administrative expenses, and increased start up expenses, respectively. In addition, operating income in the group decreased as a result of the sale of Riverside in February 2001. Operating income decreased at Kinetek due to unfavorable manufacturing leveraging, external pricing pressures and increased research and development costs related to new future products. Partially offsetting these decreases was increased operating income in the Jordan Auto Aftermarket Group relating to increased sales and improved cost cutting efforts and labor efficiencies.

Operating income for the first six months of 2001 decreased $14.8 million, or 33.3% from the same period in 2000. This decrease was due to decreased sales at JII Promotions and Seaboard, increased labor costs due to the new product development for a new customer at Valmark, and increased operating expenses at Pamco related to the start up of the new East Coast facility. Operating income was lower in the Jordan Specialty Plastics group due to increased materials costs and a shift in product mix at Deflecto and decreased sales at Beemak. In the Consumer and Industrial Products Group, operating income decreased at Welcome Home, Cape Craftsmen, Cho-Pat and Online Environs due to decreased sales. Operating income also decreased at ISMI and GramTel due to increased operating costs as mentioned above. In addition, operating income in the group decreased as a result of the sale of Riverside in February 2001. Operating income decreased at Kinetek due to unfavorable manufacturing leveraging, external pricing pressures, increased research and development costs related to new future products and increased corporate overhead. Partially offsetting these decreases was increased operating income in the Jordan Auto Aftermarket Group due to increased sales and improved cost cutting efforts and labor efficiencies at both Alma and Dacco.

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

The Company had approximately $176.7 million of working capital at June 30, 2001 compared to approximately $159.3 million at the end of 2000. The increase in working capital during the first six months of 2001 was primarily due to higher prepaids and other current assets of $10.6 million, and lower accounts payable, accrued liabilities and current portion of long-term debt of $11.8 million, $5.4 million and $3.9 million, respectively. These increases in working capital are partially offset by lower accounts receivable and inventories of $9.4 million and $9.8 million, respectively.

Operating activities. Net cash used in operating activities for the six months ended June 30, 2001 was $1.8 million compared to net cash used in operating activities of $10.2 million during the same period in 2000. The decrease in cash used is primarily due to lower income from continuing operations and fluctuations in working capital levels as compared to the same period in the prior year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


Investing activities. Net cash provided by investing activities for the six months ended June 30, 2001 was $1.6 million compared to net cash provided by investing activities of $20.5 million during the same period in 2000. The decrease was primarily due to the proceeds from the sale of discontinued operations in the prior year partially offset by less cash spent on acquisitions in 2001 versus the same period in 2000.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2001 was $0.9 million compared to net cash used in financing activities of $8.3 million during the same period in 2000. This change is primarily due to net revolver borrowings of $6.5 million in the current year as compared to net revolver repayments of $6.0 million in the prior year.

The Company expects its principal sources of liquidity to be from its operating activities and funding from its revolving lines of credit. The Company further expects that these sources will enable it to meet its long-term cash requirements for working capital, capital expenditures, interest, taxes, and debt repayment for at least the next twelve months.

The Company is party to various credit agreements under which the Company is able to borrow up to $160.0 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature at various dates in 2001 and 2002. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of August 14, 2001, the Company had approximately $114.0 million of available funds under these arrangements.

In addition, Welcome Home, a subsidiary of the Company, has a Security Agreement with Fleet, which provides for maximum borrowings of $15.0 million. The agreement is secured by essentially all the assets of Welcome Home and expires October 29, 2003. As of August 14, 2001, Welcome Home had approximately $1.0 million of available funds under this agreement.

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

If the Company's EBITDA and cash flow continues through 2002 at the levels experienced in the second quarter and the first half of 2001, the Company would barely generate sufficient cash to cover its interest payment obligations in respect of its bank debt, senior notes and senior subordinated discount notes (which cease to accrue, and become cash-pay obligations in the fourth quarter of 2002). This assumes no further general, economic or industry declines, which may necessitate the Company to further reduce capital expenditures and acquisitions, and no assurances can be given that, at the end of 2002, the Company will have sufficient financial resources to pay its cash interest obligations.

The Company's aggregate business has a certain degree of seasonality. JII Promotions and Welcome Home's sales are somewhat stronger toward year-end due to the nature of their products. Calendars at JII Promotions have an annual cycle and home furnishings and accessories at Welcome Home are popular holiday gifts.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


Quantitative And Qualitative Disclosures About Market Risks

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At June 30, 2001, the Company had $38.2 million of variable rate debt outstanding. A one percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.4 million. The Company does not believe that its market risk financial instruments on June 30, 2001 would have a material effect on future operations or cash flows.

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

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         JORDAN INDUSTRIES, INC.



August 14, 2001                  By:    /s/ Thomas C. Spielberger
                                       ---------------------------
                                         Thomas C. Spielberger
                                           Senior Vice President,
                                           Finance and Accounting