Form 10-Q
period 2001-09-30
JORDAN INDUSTRIES INC
filed 2001-11-14
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                          -----------------------


                                 FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2001            Commission File Number 33-24317

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

       The number of shares outstanding of Registrant's Common Stock as of November 14, 2001: 98,501.0004.

                          JORDAN INDUSTRIES, INC.

                                   INDEX


Part I.                                                                Page No.
-------                                                                --------

       Condensed Consolidated Balance Sheets
       at September 30, 2001 (Unaudited), and December 31, 2000           3

       Condensed Consolidated Statements of Operations for the
       Three Months Ended September 30, 2001 and 2000, and
       the Nine Months Ended September 30, 2001 and 2000 (Unaudited)      4

       Condensed Consolidated Statements of Cash Flows for
       the Nine Months Ended September 30, 2001 and 2000 (Unaudited)      5

       Notes to Condensed Consolidated Financial Statements (Unaudited)   6

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     16


Part II.

       Other Information                                                 24

       Signatures                                                        25

                          JORDAN INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                  September 30,    December 31,
                                                      2001             2000
                                                     -------          -------
                                                   (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                           $22,584         $21,713
  Accounts receivable, net                            123,050         128,265
  Inventories                                         125,761         139,046
  Deferred income taxes                                10,792           9,001
  Prepaid expenses and other current assets            42,932          32,155
                                                       ------          ------
    Total Current Assets                              325,119         330,180

Property, plant and equipment, net                    103,098         107,526
Investments in and advances to affiliates              43,848          42,902
Goodwill, net                                         362,781         371,487
Deferred income taxes                                   1,060           2,851
Other assets                                           36,934          41,755
                                                       ------          ------
    Total Assets                                     $872,840        $896,701
                                                     ========        ========

LIABILITIES AND SHAREHOLDER'S EQUITY
(NET CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                                    $54,151         $68,236
  Accrued liabilities                                  67,248          65,108
  Advance deposits                                      1,394           1,937
  Current portion of long-term debt                    21,261          35,600
                                                       ------          ------
    Total Current Liabilities                         144,054         170,881

Long-term debt                                        822,926         787,694
Other non-current liabilities                          24,742          17,728
Minority interest                                          45             410
Preferred stock                                         2,121           1,998

Shareholder's Equity (net capital deficiency):
Common stock $.01 par value: 100,000 shares
 authorized and 98,501 shares
 outstanding                                                1               1
  Additional paid-in capital                            2,116           2,116
  Accumulated other comprehensive loss                (15,900)        (16,641)
  Accumulated deficit                                (107,265)        (67,486)
                                                     ---------        --------
    Total Shareholder's Equity (net capital
     deficiency)                                     (121,048)        (82,010)
                                                     ---------        --------
    Total Liabilities and Shareholder's
     Equity (net capital deficiency)                 $872,840        $896,701
                                                     ========        ========



See accompanying notes to condensed consolidated financial statements.

                          JORDAN INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                         September 30,           September 30,
                                      ------------------    -------------------
                                       2001       2000       2001       2000
                                      ------     -------     ------    ------

Net sales                            180,026    $203,798   $547,605  $601,999
Cost of sales, excluding
 depreciation                        115,218     130,604    350,013   382,792
Selling, general and
 administrative expenses,
 excluding depreciation               45,492      42,742    131,140   127,084
Depreciation                           5,890       5,903     17,765    17,195
Amortization of goodwill
 and other intangibles                 3,945       4,092     11,826    12,331
Goodwill impairment                        -      14,636          -    14,636
Management fees and other              6,552          65      9,051       557
                                       -----      -------   -------    ------

Operating income                       2,929       5,756     27,810    47,404

Other (income) expenses:
  Interest expense                    22,559      23,340     68,622    69,292
  Interest income                     (1,026)       (600)    (3,174)   (1,960)
  Other                                  545         969        931     1,571
                                           -           -          -         -
                                      22,078      23,709     66,379    68,903
                                      ------      ------     ------    -------
Loss from continuing operations
  before income taxes and
  minority interest                  (19,149)     (17,953)  (38,569)  (21,499)
Provision (benefit) for income
  taxes                                5,913        1,178     1,452      (310)
                                     -------       -------  -------    -------
Loss from continuing operations
   before minority interest          (25,062)     (19,131)  (40,021)  (21,189)
Minority interest                       (200)        (164)     (365)      503
                                        -----        -----   -------      ---
Loss from continuing operations      (24,862)     (18,967)  (39,656)  (21,692)
Discontinued operations, net of
  taxes                                    -          131         -  (198,690)
                                      -------      -------- --------  --------
Net (loss) income                   $(24,862)    $(19,098) $(39,656)  $176,998
                                     =========    ========= ========  ========



See accompanying notes to condensed consolidated financial statements.

                          JORDAN INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                             NINE MONTHS ENDED
                                                              September 30,
                                                          ---------------------
                                                           2001          2000
                                                          ------        ------

Cash flows from operating activities:
 Net (loss) income                                      $(39,656)    $176,998
  Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                         29,591       43,967
    Amortization of deferred financing fees                3,189        3,800
    Minority interest                                       (365)         154
    Non-cash interest                                     16,516       14,830
    Gain on sale of discontinued operations                    -     (198,690)
    Changes in operating assets and liabilities,
     net of effects from acquisitions:
      Increase in current assets                         (12,799)     (23,396)
      Increase (decrease) in current liabilities           1,239      (28,427)
      Increase in non-current assets                        (959)     (19,616)
      Increase in non-current liabilities                  7,016          133
                                                         --------      --------
        Net cash provided by (used in) operating
         activities                                        3,772      (30,247)


Cash flows from investing activities:
  Proceeds from sale of discontinued operations                -      141,953
  Proceeds from sale of subsidiary                        16,663            -
  Capital expenditures, net                               (9,345)     (11,223)
  Acquisitions of subsidiaries                           (13,238)     (38,873)
  Additional purchase price payments                           -       (3,593)
  Net cash acquired in purchase of subsidiaries               14        1,680
  Other                                                      (11)          28
                                                         --------   ---------
         Net cash (used in) provided by investing
           activities                                     (5,917)      89,972

Cash flows from financing activities:
  Proceeds from (repayment of) revolving credit
   facilities, net                                         9,594      (58,993)
  Repayment of long-term debt                             (7,039)      (3,075)
                                                           -------    -------
        Net cash provided by (used in) financing
          activities                                       2,555      (62,068)

Effect of exchange rate changes on cash                      461       (2,775)
                                                           ------     -------
Net increase (decrease) in cash and cash equivalents         871       (5,118)
Cash and cash equivalents at beginning of period          21,713       20,417
                                                          ------       ------
Cash and cash equivalents at end of period               $22,584      $15,299
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

B.  Accounting Policies - New Pronouncements
--------------------------------------------

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

C.  Inventories
---------------

Inventories are summarized as follows:

                                      September 30,           December 31,
                                           2001                   2000
                                       ------------           ------------

       Raw materials                     $52,288                $ 51,814
       Work-in-process                    17,702                  16,760
       Finished goods                     55,771                  70,472
                                         -------                --------
                                        $125,761                $139,046
                                        ========                ========

D.  Comprehensive Income
------------------------

Total comprehensive (loss) income for the quarters and nine months ended September 30, 2001 and 2000 is as follows:

                                  Three Months ended        Nine Months ended
                                       September 30,            September 30,
                                 ----------------------    ------------------
                                   2001        2000          2001      2000
                                 --------    --------      --------  ---------

Net (loss) income                $(24,862)   $(19,098)    $(39,656)  $176,998
Foreign currency translation         (795)        847          741     (6,381)
                                     ----        -----     --------  ---------
Comprehensive (loss) income      $(25,657)    $(18,251)   $(38,915)  $170,617
                                 =========    =========    =========  ========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

E.  Sale of Subsidiaries
------------------------

On February 2, 2001, the Company sold the assets of Riverside to a third-party for cash proceeds of $16,663. Riverside is a publisher of Bibles and a distributor of Bibles, religious books and music recordings. The cash proceeds were used to pay off the Company's Revolving Credit Facility. The Company recognized a loss on the sale of $2,798, which was recorded in the 2000 financial statements.

F.  Acquisition and Formation of Subsidiaries
---------------------------------------------

On July 23, 2001, the Company purchased the customer lists of The George Kreisler Corporation ("Kreisler") for $200 in cash. Kreisler has been fully integrated into Pamco.

On July 3, 2001, the Company purchased the assets of Pioneer Paper Corp. ("Pioneer"). Pioneer is a manufacturer of printed folding paperboard boxes, insert packaging, and blister pack cards. The Company paid $2,734 in cash for the assets. The purchase price was preliminarily allocated to accounts receivable of $1,343, inventory of $298, property plant and equipment of $1,000, net operating liabilities of $(303), and resulted in an excess purchase price over identifiable assets of $396.

On June 30, 2001, the Company purchased Atco Products ("Atco"). Atco is a manufacturer of air-conditioning components for the automotive aftermarket, heavy duty truck OEs and international markets. The Company paid $7,200 in cash for the assets of Atco. The purchase price has been preliminarily allocated to working capital of $4,120 and property plant and equipment of $3,080.

On March 7, 2001, the Company purchased the assets of J.A. Larson Company ("JA Larson"). JA Larson is a flexographic printer of pressure sensitive labels, tags and seals, which are manufactured in a wide variety of shapes and sizes. JA Larson is fully integrated into Pamco. The Company paid $383 in cash for the assets. The purchase price was allocated to inventory of $100, property and equipment of $20 and resulted in an excess purchase price over identifiable assets of $263.

In December 2000, the Company formed GramTel Communications, Inc. ("GramTel"). GramTel is an information technology infrastructure outsourcing company that allows its customers to transfer, protect and store their mission critical data at regionally located Secure Network Access Centers. The Company has invested $4,696 in GramTel through September 30, 2001 for property, equipment and other start-up related expenses.

On October 23, 2000, the Company purchased the stock of Flavorsource, Inc. ("Flavorsource") for $10,809 including costs directly related to the transaction. Flavorsource is a developer and compounder of flavors for use in beverages of all kinds, including coffee, tea, juices, bar mixes, sodas, and cordials, as well as in nutritional foods, bakery products and ice cream and dairy products. The acquisition was financed with $9,559 in cash and a $1,250 subordinated seller note. The purchase price has been allocated to working capital of $270 and property, plant and equipment of $66, and resulted in an excess purchase price over net identifiable assets of $10,473.

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

                                                      Nine months ended
                                                        September 30,
                                                      2001          2000
                                                      ----          ----

Net sales                                           $553,010      $589,521
Net (loss) income                                   $(27,554)     $(12,599)

G.  Discontinued Operations
---------------------------

On July 25, 1997, the Company recapitalized its investment in Jordan Telecommunication Products, Inc. ("JTP") and JTP acquired the Company's telecommunications and data communications products business from the Company for total consideration of approximately $294,027, consisting of $264,027 in cash, $10,000 of assumed indebtedness and preferred stock, and the issuance to the Company of $20,000 aggregate liquidation preference of JTP Junior Preferred Stock. The Company's stockholders and affiliates and JTP management invested in and acquired the JTP common stock. As a result of the recapitalization, certain of the Company's affiliates and JTP management owned substantially all of the JTP common stock. The Company's investment in JTP was represented solely by the JTP Junior Preferred Stock. The JTP Junior Preferred Stock controlled over 80% of JTP's stockholder voting rights and accreted 95% of JTP's net income or loss. The Company had obtained an independent opinion as to the fairness, from a financial point of view, of the recapitalization to the Company and its public bondholders.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)



On January 18, 2000, the Company's affiliates sold the common stock of JTP to an unaffiliated third party and the Company sold its interest in the JTP Junior Preferred Stock for $54,100. The Company also received $6,535 for reimbursement of expenses, $12,000 for the buyout of the management services agreements, and $3,900 for an advisory and indemnity fee. The Company recognized a gain on the sale of its interests in JTP of $187,053 during the first nine months of 2000, net of taxes of approximately $28,000.

For the period from January 1, 2000 to January 18, 2000, JTP's net sales were $20,724. The losses from discontinued operations related to JTP in the Company's Statements of Operations for the period from January 1, 2000 to January 18, 2000, included income tax expense of $406.

On June 22, 2000, the shareholders of Capita Technologies, Inc. ("Capita") (including the Company) exchanged their stock in Capita, which included its subsidiaries Protech, Aurora, Garg, and Raba, for shares in The Interpublic Group of Companies, Inc. ("IPG") in a reorganization of Capita. In the reorganization, the Company received registered common shares in IPG having a value of $10,000 in exchange for its Capita stock. The Company also received registered common shares in IPG having a value of $60,750 for its intercompany notes and $2,000 in cash for the buyout of its management services agreements. The Company's common shares in IPG were sold for cash of $70,750 in August 2000. In the first nine months of 2000, the Company recognized a gain, for financial reporting purposes, on the sale of its stock in IPG of $11,637, net of taxes of $7,000.

For the period from January 1, 2000 to June 22, 2000, Capita's net sales were $17,225. The losses from discontinued operations related to Capita in the Company's Statements of Operations for the period from January 1, 2000 to June 22, 2000, included tax expenses of $0.

As a result of the transactions described above, the Jordan
Telecommunication Products segment and the Capita Technologies segment have been reported as discontinued operations for financial reporting purposes in accordance with Accounting Principals Board ("APB") Opinion No. 30.

The following table summarizes the Company's discontinued operations:

                                         Three months ended   Nine Months ended
                                            September 30,       September 30,
                                        2001          2000    2001         2000
                                        -----         ----    ----         ----

Loss from discontinued operations
 before income taxes                        -            -        -     $9,190
Provision for income taxes                  -            -        -        406
                                        -----      ------    ------     -------
Net loss from discontinued
 operations                                 -            -        -      9,596
Gain on sale of discontinued
 operations                                 -          131        -   (243,286)
Provision for income taxes                  -            -        -     35,000
                                        -----       -----    ------    -------
Gain on sale, net of taxes                  -          131        -   (208,286)
                                        -----       -----    ------   ---------
Discontinued operations, net of taxes   $   -         $131      $ -  $(198,690)
                                        =====       ======   ======  ==========

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

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

At the end of 1996, M&G was comprised of Merkle-Korff and its wholly-owned subsidiary, Barber-Colman, and Imperial and its wholly-owned subsidiaries, Scott and Gear. All of the outstanding shares of Merkle-Korff were purchased by M&G in September 1995 and the net assets of Barber-Colman were purchased by Merkle-Korff in March 1996. Barber-Colman was legally merged into Merkle-Korff as of January 1, 1997 and now operates as a division of Merkle-Korff. The net assets of Imperial, Scott, and Gear were purchased by M&G, from the Company, at an arms length basis on November 7, 1996, with the proceeds from a debt offering. The purchase price was $75,656, which included the repayment of $6,008 in Imperial liabilities owed to the Company, and a contingent payment payable pursuant to a contingent earnout agreement. Under the terms of the contingent earnout agreement, 50% of Imperial, Scott, and Gear's cumulative earnings before interest, taxes, depreciation and amortization, as defined, exceeding $50,000 during the five fiscal years ended December 31, 1996, through December 31, 2000, will be paid to the Company. The Company was paid $174 for this agreement in the second quarter of 2001.

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

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


The Company expects to continue to include M&G Holdings and its subsidiaries in its consolidated group for U.S. Federal income tax purposes. This consolidation would be discontinued, however, upon the redemption of the M&G Holdings Junior Preferred Stock, which could result in recognition by the Company of substantial income tax liabilities arising out of the recapitalization. If such deconsolidation had occurred at September 30, 2001, the Company believes that the amount of taxable income to the Company attributable to M&G Holdings would have been approximately $55,000 (or approximately $22,000 of tax liabilities, assuming a 40.0% combined Federal, state, and local tax rate). The Company currently expects to offset these tax liabilities arising from deconsolidation with redemption proceeds from the M&G Holdings Junior Preferred Stock. Deconsolidation would also occur with respect to M&G Holdings if the M&G Holdings Junior Preferred Stock ceased to represent at least 80.0% of the voting power and 80.0% of the combined stock value of the outstanding M&G Holdings Junior Preferred Stock and common stock of M&G Holdings. As long as the M&G Holdings Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The value test depends on the relative values of the M&G Holdings Junior Preferred Stock and common stock of M&G Holdings. The Company believes the value test is satisfied at September 30, 2001. It is possible that on or before the fifth anniversary of its issuance, the M&G Holdings Junior Preferred Stock would cease to represent 80.0% of the relevant total combined stock value. In the event that deconsolidation for U.S. Federal income tax purposes occurs without redemption of the M&G Holdings Junior Preferred Stock, the tax liabilities discussed above would be incurred without the Company receiving the proceeds of the redemption.

I.  Additional Purchase Price Agreements
----------------------------------------

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

J.  Related Party Transactions
------------------------------

An individual who is shareholder, Director, General Counsel, and Secretary for the Company is also a partner in a law firm used by the Company. The firm was paid $534 and $397 in fees and expenses in the first nine months of 2001 and 2000, respectively. The rates charged to the Company were at arms-length.

Certain shareholders of TJC Management Corporation ("TJC") are also shareholders of the Company. On July 25, 1997, a previous agreement with TJC was amended and restated. This agreement was amended again in December 1999. Effective January 1, 2000, the Company pays TJC a $250 quarterly fee for management services. The Company accrued fees to TJC of $750 in the first nine months of 2001 and 2000, respectively, related to this agreement. These expenses are classified in "management fees and other" in the Company's statements of operations.

On July 25, 1997, a previous agreement with TJC was amended and restated. Under the new agreement, the Company pays TJC an investment banking fee of up to 1%, based on the aggregate consideration paid, for its assistance in acquisitions undertaken by the Company or its subsidiaries, and a financial consulting fee not to exceed 0.5% of the aggregate debt and equity financing that is arranged by the Jordan Company, plus the reimbursement of out-of-pocket and other expenses. The Company made no payments in either the first nine months of 2001 or 2000 to TJC for their assistance in relation to acquisition and refinancing activities. The expenses related to these services are classified in "management fees and other" in the Company's statements of operations.

The Company has agreements to provide management and consulting services to various entities whose shareholders are also shareholders of the Company. The Company also has agreements to provide investment banking and financial consulting services to these entities. Fees for management and consulting services are typically a percentage of the entity's net sales or earnings before interest, taxes, depreciation and amortization. Fees for investment banking and financial consulting services are based on the aggregate consideration paid for acquisitions or the aggregate debt and equity financing that is arranged by the Company, plus the reimbursement of out-of pocket and other expenses. Amounts due from affiliated entities as a result of providing the services described above were $5,615 and $2,469 as of September 30, 2001 and December 31, 2000, respectively, and are classified in "prepaid expenses and other current assets" in the Company's balance sheets. The Company also made unsecured advances to these entities for the purpose of funding operating expenses and working capital needs. These advances totaled $12,577 and $9,081 as of September 30, 2001 and December 31, 2000, respectively, and are classified in "prepaid expenses and other current assets" in the Company's balance sheets.

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

As of September 30, 2001 and December 31, 2000, the Company had made approximately $14,736 and $14,446 of unsecured advances to JIR Broadcast, Inc. and JIR Paging, Inc. Each of these companies' Chief Executive Officer is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick, and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors. The Company receives notes in exchange for these advances, which bear interest at 12.0%.

In November 1998, the Company, through Kinetek, invested $5,585 in Class A Preferred Stock and $1,700 in Class B Preferred Stock of JZ International, Ltd. In April 2000, the Company, through Kinetek, invested an additional $5,059 in Class A Preferred Stock of JZ International, Ltd. At September 30, 2001 and December 31, 2000, the Company's investment in JZ International was $12,344. JZ International's Chief Executive Officer is David W. Zalaznick, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates. JZ International is a merchant bank located in London, England that is focused on making European and other international investments. The Company is accounting for this investment under the cost method. At September 30, 2001, the cost of the investment approximates market value.

Internet Services Management Group ("ISMG") is an Internet service provider with over 110,000 customers. ISMG's stockholders include Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of the Jordan Company, who are also stockholders of the Company. The Company has a 5% ownership interest in ISMG's common stock and $1,000 of ISMG's 5% mandatorily redeemable cumulative preferred stock. The Company is accounting for these investments under the cost method. The Company has also made unsecured advances to ISMG totaling $11,001 and $10,701 as of September 30, 2001 and December 31, 2000, respectively, for the purpose of funding ISMG acquisitions and its working capital needs.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


The Company has a 20% limited partnership interest in a partnership that was formed during 2000 for the purpose of making equity investments primarily in datacom/telecom infrastructure and software, e-commerce products and services, and other Internet-related companies. The Company has a $10,000 capital commitment, of which $1,440 and $1,390 had been contributed through September 30, 2001 and December 31, 2000, respectively. The Company is accounting for this investment using the equity method of accounting. Certain stockholders of the Company are also stockholders in the general partner of the partnership. The Company has an agreement with the partnership's general partner to provide management services to the partnership for annual fees of $1,250.

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

M.  Income taxes
----------------

The provision (benefit) for income taxes from continuing operations differs from the amount of income tax provision (benefit) computed by applying the United States federal income tax rate to income (loss) from continuing operations before income taxes, minority interest, and extraordinary items. A reconciliation of the differences is as follows:


                                         Nine Months ended    Nine Months ended
                                        September 30, 2001   September 30, 2000
                                        ------------------   ------------------
Computed statutory tax benefit                $(13,499)          $(7,525)
Increase (decrease) resulting from:
    Increase in valuation allowance             10,953                 -
    Amortization of goodwill                     2,223             1,025
    Goodwill write-off                               -             5,123
    Disallowed meals and entertainment             323               220
    State and local tax and other                1,452               847
                                                 ------           -------
Provision for (benefit from) income
  taxes                                        $ 1,452              $(310)
                                                =======           ========


N.  Kinetek Credit Agreement
----------------------------

On November 6, 2001, Kinetek amended its Credit Agreement to extend the final maturity date from November 7, 2001 to December 15, 2001 and to reduce the amount available for borrowing from $75,000 to $40,000. As of November 14, 2001, Kinetek had $16,000 of borrowings and $100 in letters of credit outstanding under the Credit Agreement.

O.  Jordan Industries Credit Agreement
--------------------------------------

On August 16, 2001, the Company entered into a new Loan and Security Agreement with Congress Financial Corporation. The agreement replaces, in its entirety, the Company's Revolving Credit Facility with FleetBoston N.A. The new facility provides for borrowings up to $110,000 based on the value of certain assets including inventory, accounts receivable and fixed assets. As of November 14, 2001 the Company had borrowings of $21,439 and letters of credit of $9,963 outstanding under the facility.

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

Results of Operations
---------------------

Summarized below are the net sales, operating income and operating margins (as defined) for each of the Company's business segments for the quarters ended September 30, 2001 and 2000. This discussion reviews the following segment data and certain of the consolidated financial data for the Company.

                                              Three Months Ended        Nine Months Ended
                                                September 30,              September 30,
                                             ---------------------     --------------------
                                             2001            2000       2001         2000
                                             -----          ------     ------       -------

Net Sales:
Specialty Printing and Labeling             $28,841         $31,345    $80,823      $87,261
Jordan Specialty Plastics                    25,179          25,985     75,475       73,451
Jordan Auto Aftermarket                      37,408          33,265    115,165      109,433
Kinetek                                      70,309          82,131    222,850      244,378
Consumer and Industrial Products             18,289          31,072     53,292       87,476
                                           --------        --------    -------     --------
   Total                                   $180,026        $203,798    547,605     $601,999
                                           ========        ========    =======     ========

Operating Income (Loss):
Specialty Printing and Labeling             $(2,126)         $2,008    $(2,099)     $6,029
Jordan Specialty Plastics                      (106)          1,526      1,740       4,329
Jordan Auto Aftermarket                       4,704           3,853     15,783      14,255
Kinetek                                       9,643          (1,335)    30,833      25,715
Consumer and Industrial Products               (869)            873     (5,423)        948
                                            --------         -------   --------    -------
   Total(a)                                 $11,246          $6,925    $40,834     $51,276
                                            ========         =======   ========    ========

Operating Margin(b)
Specialty Printing and Labeling               (7.4)%           6.4%       (2.6)%      6.9%
Jordan Specialty Plastics                     (0.4)%           5.9%        2.3%       5.9%
Jordan Auto Aftermarket                       12.6%           11.6%       13.7%      13.0%
Kinetek                                       13.7%           (1.6)%      13.8%      10.5%
Consumer and Industrial Products              (4.8)%           2.8%      (10.2)%      1.1%
   Total(a)                                    6.3%            3.4%        7.5%       8.5%

-----------------------------
(a) The total does not include corporate overhead of $1,317 and $1,169 and advisory fees and other of $7,000 and $0 for the three months ended
September 30, 2001 and 2000, respectively, and corporate overhead of $6,024 and $3,872 and advisory fees and other of $7,000 and $0 for the nine months ended September 30, 2001 and 2000 respectively.

(b)  Operating margin is operating income (loss) divided by net sales.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


       Specialty Printing and Labeling. As of September 30, 2001, the Specialty Printing and Labeling group ("SPL") consisted of JII Promotions, Valmark, Pamco, and Seaboard.

Net sales for the third quarter of 2001 decreased $2.5 million, or 8.0%, from the same period in 2000. This decrease was due to lower sales of calendars and outside specialties at JII Promotions, $1.6 million and $0.6 million, respectively, and decreased sales of screen printed products, membrane switches and rollstock at Valmark, $0.7 million, $0.3 million and $0.4 million respectively. Partially offsetting these decreases were higher sales of labels at Pamco, $0.2 million, and higher sales of folding boxes at Seaboard, $0.9 million. The decrease in calendar sales at JII Promotions is due to more calendars being shipped in the first six months of 2001 versus 2000. The production schedule was moved up earlier in the year to increase productivity and lower overtime throughout the year. Valmark's sales decrease is due to lower sales to Apple Computer, which has experienced a downturn resulting from slowing demand for personal computers. Net sales for the first nine months of 2001 decreased $6.4 million, or 7.4%, from the same period in 2000. This decrease was due to lower sales of outside specialties and school annuals at JII Promotions, $4.1 million and $0.3 million, respectively, decreased sales of screen printed products, shrouds and rollstock at Valmark, $1.4 million, $0.1 million and $0.9 million, respectively, and lower sales of folding boxes at Seaboard, $0.5 million. Partially offsetting these decreases were increased sales of calendars at JII Promotions, $0.7 million, higher sales of membrane switches at Valmark, $0.1 million, and increased sales of labels at Pamco, $0.1 million. The decrease in outside specialties at JII Promotions is due to large one-time orders in 2000, which have not been repeated in 2001. Valmark's decrease is due to the decrease in sales to Apple Computer mentioned above.

Operating income for the third quarter of 2001 decreased $4.1 million, or 205.9%, from the same period in 2000. Operating income decreased at JII Promotions, $1.8 million, Valmark, $1.5 million, and Pamco, $1.4 million. Partially offsetting these decreases was higher operating income at Seaboard, $0.6 million. The decrease in operating income at JII Promotions and Valmark is due to the sales decreases mentioned previously, as well as to the write-off of uncollectible accounts receivable. The decrease at Pamco is due to losses at the East Coast facility. Operating income for the first nine months of 2001 decreased $8.1 million, or 134.8%, from the same period in 2000. Operating income decreased at JII Promotions, $2.6 million, Valmark, $2.5 million, and Pamco, $3.0 million. The decrease in operating income is due to lower sales mentioned above, smaller gross profit margins due to competition in these businesses, and losses at the Pamco East Coast facility. The Pamco East Coast facility was closed in October 2001.

       Jordan Specialty Plastics. As of September 30, 2001, the Jordan Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales for the third quarter of 2001 decreased $0.8 million, or 3.1%, from the same period in 2000. This decrease was due to lower sales of injection molded products at Beemak, $0.2 million, and decreased sales of office products at Deflecto, $1.2 million. Partially offsetting these decreases were higher sales of hardware products at Deflecto, $0.6 million. The decrease in office products at Deflecto is due primarily to the loss of wall pocket business at Office Depot.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


Deflecto's sales price was undercut by a competitor. Net sales for the first nine months of 2001 increased $2.0 million, or 2.8%, from the same period in 2000. This increase was primarily due to higher sales of hardware products at Deflecto, $3.7 million. Partially offsetting this increase were lower sales of plastic injection molded products and fabricated products at Beemak, $1.5 million and $0.2 million, respectively. The decrease in sales at Beemak is due to lower advertising dollars being spent due to the slowing economy, and competition from various plastic injection molding companies.

Operating income for the third quarter of 2001 decreased $1.6 million, or 107.0%, from the same period in 2000. Operating income decreased at Beemak, $0.2 million, and Deflecto, $1.7 million. Partially offsetting these decreases was higher operating income at Sate-Lite, $0.3 million. The decrease in operating income is due to lower sales volumes and the resulting negative impact to overhead absorption. Operating income for the first nine months of 2001 decreased $2.6 million, or 59.8%, from the same period in 2000. Operating income decreased at Beemak, $0.8 million, and Deflecto, $2.1 million. Partially offsetting these decreases was higher operating income at Sate-Lite, $0.3 million. Operating income was negatively impacted by decreased sales as well as the increase in accounts receivable write-offs due to the depressed economic climate.

       Jordan Auto Aftermarket. As of September 30, 2001, the Jordan Auto Aftermarket group ("JAAI") consisted of Dacco, Alma and Atco.

Net sales for the third quarter of 2001 increased $4.1 million, or 12.5%, from the same period in 2000. This increase is primarily due to the acquisition of Atco in June 2001. Atco manufactures accumulators, driers, fittings, hose assemblies, and other air conditioning system components for the automotive and heavy truck industries. Atco contributed net sales of $4.1 million in the third quarter of 2001. In addition, sales of air compressors increased at Alma, $2.0 million, and sales of soft parts increased at Dacco, $0.2 million. Partially offsetting these increases were lower sales of rebuilt converters at both Alma and Dacco, $2.2 million. The increase in air compressor sales is due to the sale of new compressors through existing sales channels. Rebuilt converter sales decreased due to reduced demand at Chrysler, which has been hurt by the slowing economy and inventory reductions. Net sales for the first nine months of 2001 increased $5.7 million, or 5.2%, from the same period in 2000. This increase was also primarily due to the acquisition of Atco, as mentioned above. Atco contributed net sales of $4.1 million in the first nine months of 2001. In addition, sales of air compressors increased at Alma, $3.6 million, and sales of soft and hard parts increased at Dacco, $1.2 million and $0.9 million, respectively. Partially offsetting these increases were lower sales of rebuilt converters and clutches and discs at Alma, $1.0 million and $1.3 million, respectively, and lower sales of rebuilt converters at Dacco, $1.8 million. Dacco's increase in sales in soft and hard parts is due to the addition of four new stores around the country. The Dacco stores sell to warehouse distributors as well as directly to transmission shops.

Operating income for the third quarter of 2001 increased $0.9 million, or 22.1%, from the same period in 2000. The acquisition of Atco contributed $0.7 million of operating income in the third quarter of 2001. Operating income was positively affected by the increase in sales and the purchase of Atco, which manufactures both air compressors as well as air compressor parts. Operating income for the irst nine months of 2001 increased $1.5 million, or 10.7% from the same period in 2000. As mentioned above, the acquisition of Atco contributed operating income in 2001 of $0.7 million. The remaining increase in operating income was due to the increase in sales as well as favorable product mix.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


       Kinetek. As of September 30, 2001, the Kinetek group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control and Advanced DC.

Net sales for the third quarter of 2001 declined $11.8 million, or 14.4%, from the same period in 2000. Net sales for the first nine months of 2001 decreased $21.5 million, or 8.8%, from the same period in 2000. The decline in sales resulted from general softness in all of the company's principal markets. The motors segment delivered a 15.7% decrease in third quarter sales versus 2000, with year to date sales 10.5% below the same period in 2000. Net sales of subfractional motors were down 17.5% for the third quarter and 17.1% year to date, driven by weak demand for refrigeration appliance motors and by continued weakness in the bottle and can vending market. Net sales of fractional/integral motors decreased 14.5% for the third quarter and 6% for the nine months, compared with the same periods in 2000. The sales declines were led by reduced demand for AC and DC products used in the floor care end market and by sharp third quarter declines in sales of DC products used in material handling applications. Moderate sales declines in Europe during the third quarter were exacerbated by the negative impact of foreign currency translation on Kinetek's foreign operations. Net sales in the controls segment fell 10.8% in the third quarter and 4.0% for the nine month period compared with 2000 performance, driven by general softness and moderate pricing pressures in the elevator modernization market.

Operating income for the third quarter of 2001 increased $11.0 million over the same period in 2000, while operating income for the nine months increased $5.1 million, or 19.9%, over the same period in 2000. These increases were primarily due to the write-off of goodwill due to impairment in the third quarter of 2000. In addition, operating income for the motors segment decreased 29.2% for the quarter to $9.4 million and decreased 24.5% to $30.5 million for the year to date period. The operating income of the controls segment increased 3.3% to $2.6 million for the third quarter and increased 4.8% to $7.9 million for the nine month period then ended.

       Consumer and Industrial Products. As of September 30, 2001, the Consumer and Industrial Products group consisted of Cape, Welcome Home, Cho-Pat, Online Environs, Flavorsource, ISMI and GramTel. Riverside was sold on February 2, 2001. See Note E to the Condensed Consolidated Financial Statements.

Net sales for the third quarter of 2001 decreased $12.8 million, or 41.1%, from the same period in 2000. This decrease was primarily due to the divestiture of Riverside in February 2001, $12.6 million. In addition, sales decreased due to lower sales of home accessories at Cape, $1.3 million, decreased retail sales at Welcome Home, $0.1 million, lower sales of orthopedic supports at Cho-Pat, $0.1 million, and decreased sales of internet consulting services at Online, $0.7 million. Partially offsetting these decreases were sales at ISMI, Flavorsource and GramTel, $0.6 million, $1.3 million and $0.1 million, respectively, due to the acquisition of these subsidiaries in October 2000, October 2000,and December 2000, respectively. Cape Craftsmen, a wholesaler of home accessories and gift items, continues to be plagued by the drop in overall retail sales due to economic uncertainty and the September 11th tragedy. Net sales for the first nine months of 2001 decreased $34.2 million, or 39.1%, from the same period in 2000. This decrease was also primarily due to the divestiture of Riverside, $34.8 million. In addition, sales decreased due to lower sales of home accessories at Cape, $2.5 million, decreased retail sales at Welcome Home, $1.1 million, lower sales of orthopedic supports at Cho-Pat, $0.4 million, and decreased sales of internet consulting services at

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

Online, $1.8 million. Partially offsetting these decreases were sales at ISMI, Flavorsource, and GramTel due to the acquisition of these subsidiaries, as mentioned above. ISMI, Flavorsource, and GramTel contributed sales of $1.8 million, $4.4 million, and $0.2 million, respectively, in the first nine months of 2001. Cape Craftsmen and Welcome Home, which has 120 retail stores in factory outlet malls, have been negatively affected by the poor retail environment. Online has seen a drastic drop in demand for web site development and web site modifications.

Operating income for the third quarter of 2001 decreased $1.7 million, or 199.5%, from the same period in 2000. This decrease is due to lower operating income at Cape, $0.3 million, Welcome Home, $0.1 million, Cho-Pat, $0.1 million, and Online, $0.2 million. In addition, operating income decreased due to the divestiture of Riverside, $0.2 million, and start-up costs at GramTel, $0.8 million. The decrease in operating income is due to sales decreases mentioned above. Operating income for the first nine months of 2001 decreased $6.4 million when compared to the same period in 2000. This decrease is due to lower operating income at Cape, $0.9 million, Welcome Home, $1.4 million, Cho-Pat, $0.3 million, and Online, $1.5 million. In addition, operating income decreased at ISMI and GramTel, $0.3 million and $1.4 million, respectively, and at Riverside, $1.0 million, due to the sale of the company. Partially offsetting these decreases was higher operating income at Flavorsource, $0.4 million. The decrease in operating income is due to the decrease in sales mentioned previously, as well as a decrease in gross profit margin due to competition and the negative impact to absorbed overhead resulting from lower sales.

Consolidated Results:  (See Condensed Consolidated Statement of Operations).

Net sales for the third quarter of 2001 decreased $23.8 million, or 11.7%, from the same period in 2000. This decrease was partially due to lower sales of calendars and outside specialties at JII Promotions, decreased sales of screen printed products at Valmark, lower sales of office products at Deflecto, lower sales of rebuilt converters at both Dacco and Alma, lower sales of subfractional motors, fractional/integral motors and controls at Kinetek, and lower sales of home accessories and gift items at Cape. In addition, sales decreased due to the divestiture of Riverside in February 2001. Partially offsetting these decreases were higher sales of folding boxes at Seaboard, increased sales of hardware products at Deflecto, and increased sales of air compressors at Alma. In addition, the acquisitions of Atco, ISMI, GramTel, and Flavorsource contributed sales in the third quarter of 2001. Net sales for the nine months of 2001 decreased $54.4 million, or 9.0%, from the same period in 2000. This decrease was partially due to lower sales of outside specialties at JII Promotions, decreased sales of screen printed products and rollstock at Valmark, lower sales of plastic injection molded products at Beemak, decreased sales of rebuilt converters and clutches and discs at Alma, lower sales of subfractional motors at Kinetek, decreased sales of home accessories and gift items at Cape, and decreased retail sales at Welcome Home. In addition, sales decreased due to the sale of Riverside, as mentioned above. Partially offsetting these decreases were higher sales of calendars at JII Promotions, increased sales of hardware products at Deflecto, higher sales of air compressors at Alma, and increased sales of both soft and hard parts at Dacco. In addition, sales increased due to the acquisitions of Atco, ISMI, GramTel, and Flavorsource, as mentioned above.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


Consolidated operating income for the third quarter of 2001 decreased $2.8 million, or 49.1%, from the same period in 2000. This decrease was partially due to lower operating income at JII Promotions, Valmark, Pamco, Deflecto, Alma, the motors segment of Kinetek, and Cape. In addition, operating income decreased due to the divestiture of Riverside, as previously mentioned. Partially offsetting these decreases was higher operating income at Seaboard, Sate-Lite, and Dacco, as well as to the acquisitions of Atco, ISMI, GramTel, and Flavorsource. In addition, operating income increased due to the write-off of goodwill at Kinetek in the third quarter of 2000. Consolidated operating income for the nine months of 2001 decreased $19.6 million, or 41.3%, from the same period in 2000. This decrease is primarily due to lower sales levels, lower gross margins due to heavy competition, increased accounts receivable write-offs, and start-up costs incurred for expansion. Partially offsetting these decreases was higher operating income due to favorable product mix and the acquisitions completed in 2001, as mentioned above.

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

The Company had approximately $181.1 million of working capital at September 30, 2001 compared to approximately $159.3 million at the end of 2000. The increase in working capital during the first nine months of 2001 was primarily due to higher prepaids and other current assets of $10.8 million, and lower accounts payable and current portion of long-term debt of $14.1 million, and $14.3 million, respectively. These increases in working capital are partially offset by lower accounts receivable and inventories of $5.2 million and $13.3 million, respectively, and higher accrued liabilities of $2.1 million.

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2001 was $3.8 million compared to net cash used in operating activities of $30.2 million during the same period in 2000. The increase in cash provided is primarily due to favorable working capital variances compared with the same period in 2000.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2001 was $5.9 million compared to net cash provided by investing activities of $90.0 million during the same period in 2000. The decrease was primarily due to the proceeds from the sale of discontinued operations in the prior year.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2001 was $2.6 million compared to net cash used in financing activities of $62.1 million during the same period in 2000. This change is primarily due to net revolver borrowings of $9.6 million in the current year as compared to net revolver repayments of $59.0 million in the prior year.

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

The Company is party to various credit agreements under which the Company is able to borrow up to $133.0 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature at various dates in 2001 and 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of November 14, 2001, the Company had approximately $82.1 million of available funds under these arrangements.

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

If the Company's EBITDA and cash flow continue through 2002 at the levels experienced in the third quarter and the first nine months of 2001, the Company would barely generate sufficient cash to cover its interest payment obligations in respect of its bank debt, senior notes and senior subordinated discount notes (which cease to accrue, and become cash-pay obligations in the fourth quarter of 2002). This assumes no further general, economic or industry declines, which may necessitate the Company to further reduce capital expenditures and acquisitions, and no assurances can be given that, at the end of 2002, the Company will have sufficient financial resources to pay its cash interest obligations.

The Company's aggregate business has a certain degree of seasonality. JII Promotions and Welcome Home's sales are somewhat stronger toward year-end due to the nature of their products. Calendars at JII Promotions have an annual cycle and home furnishings and accessories at Welcome Home are popular holiday gifts.

Quantitative And Qualitative Disclosures About Market Risks

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At September 30, 2001, the Company had $41.3 million of variable rate debt outstanding. A one percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.4 million. The Company does not believe that its market risk financial instruments on September 30, 2001 would have a material effect on future operations or cash flows.

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

Item 2.           Changes in Securities
                  ---------------------
                  None

Item 3.           Defaults upon Senior Securities
                  -------------------------------
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None

Item 5.           Other Information
                  -----------------
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  8-K filed on August 16, 2001 regarding Loan and
                  Security Agreement with Congress Financial
                  Corporation.

                                 SIGNATURES
                                 ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               JORDAN INDUSTRIES, INC.



November 14, 2001                     By:    /s/ Thomas C. Spielberger
                                           ---------------------------
                                               Thomas C. Spielberger
                                                   Senior Vice President,
                                                   Finance and Accounting