Form 10-K
period 2001-12-31
JORDAN INDUSTRIES INC
filed 2002-04-03
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C., 20549

                            --------------------

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended December 31, 2001         Commission File Number 33-24317


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


         Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
      Title of Each Class                              on Which Registered
      -------------------                              -------------------
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

                Yes   X                          No
                    -----                           -----


              The aggregate market value of voting stock held by non-affiliates of the registrant is not determinable as such shares were privately placed and there is no public market for such shares.


              The number of shares outstanding of Registrant's Common Stock as of April 3, 2002: 98,501.0004.

Item 1.  BUSINESS

Jordan Industries, Inc. ("the Company") was organized to acquire and operate a diverse group of businesses with a corporate staff providing strategic direction and support. The Company is currently comprised of 24 businesses which are divided into five strategic business units: (i) Specialty Printing and Labeling, (ii) Consumer and Industrial Products,
(iii) Jordan Specialty Plastics, (iv) Jordan Auto Aftermarket, and (v)
Kinetek.

As a result of the 2000 transactions described in note 4 to the financial statements, the Jordan Telecommunication Products segment and the Capita Technologies segment have been reported as discontinued operations for financial reporting purposes in accordance with Accounting Principles Board ("APB") Opinion No. 30.

The Company believes that its businesses are characterized by leading positions in niche industries, high operating margins, strong management, minimal working capital and capital expenditure requirements and low sensitivity to technological change and economic cycles.

The Company's business strategy is to enhance the growth and profitability of each business unit, and to build upon the strengths of those units through product line and other strategic acquisitions. Key elements of this strategy have been the consolidation and reorganization of acquired businesses, increased focus on international markets, facilities expansion and the acquisition of complementary product lines. When, through such activities, the Company believes that critical mass is attained in a particular industry segment, the related companies are organized as a discreet business unit. For example, the Company acquired Imperial in 1983 and made a series of complementary acquisitions, which resulted in the formation of Kinetek, Inc., formerly known as Motors and Gears, Inc., a leading domestic manufacturer of electric motors, gears, and motion control systems.

Through the implementation of this strategy, the Company has demonstrated significant and consistent growth in net sales. The Company generated consolidated net sales of $722.8 million for the year ended December 31, 2001 as compared to $450.1 million for the year ended December 31, 1997, representing a compound annual growth rate of 12.6%.

The following chart depicts the operating subsidiaries, which comprise the Company's five strategic business units, together with the net sales for each of the five groups for the year ended December 31, 2001.

                          Jordan Industries, Inc.

                      $722.8 Million of Net Sales (1)


SPECIALTY PRINTING AND LABELING             -    JII Promotions
$112.1 Million of Net Sales                 -    Pamco
                                            -    Valmark
                                            -    Seaboard


CONSUMER AND INDUSTRIAL PRODUCTS            -    Cape Craftsmen
$77.6 Million of Net Sales                  -    Welcome Home
                                            -    Cho-Pat
                                            -    Online Environs
                                            -    Internet Services of Michigan
                                            -    Flavorsource
                                            -    GramTel


JORDAN SPECIALTY PLASTICS (2)               -    Sate-Lite
$98.7 Million of Net Sales                  -    Beemak
                                            -    Deflecto


JORDAN AUTO AFTERMARKET (2)                 -    Dacco
$147.0 Million of Net Sales                 -    Alma
                                            -    Atco


Kinetek (2)                                 -    Imperial
$287.4 Million of Net Sales                 -    Gear
                                            -    Merkle-Korff
                                            -    FIR
                                            -    Electrical Design & Control
                                            -    Motion Control Engineering
                                            -    Advanced D.C. Motors






---------------------------

     (1) The results of operations of acquired businesses have been included in the Company's consolidated results since the respective dates of acquisition. See note 19 to the financial statements.

     (2) The Company's ownership in Jordan Specialty Plastics and Jordan Auto Aftermarket is solely in the form of Cumulative Preferred Stock. In 2001, Motors and Gears, Inc. changed its name to Kinetek, Inc. Kinetek, Inc. is a wholly-owned subsidiary of Motors and Gears Holdings Inc., of which the Company's ownership is solely in the form of M&G Junior Preferred Stock. See note 5 to the financial statements.

The Company's operations were conducted through the following business units as of December 31, 2001:

Specialty Printing and Labeling

The Specialty Printing and Labeling Group manufactures and markets (i) promotional and specialty advertising products for corporate buyers, (ii) labels, tapes, and printed graphic panel overlays for electronics and other manufacturing companies and (iii) printed folding cartons and boxes and other shipping materials. The companies that are part of Specialty Printing and Labeling have provided its customers with products and services for an average of over 40 years. For the fiscal year ended December 31, 2001, the Specialty Printing and Labeling group generated net sales of $112.1 million. Each of the Specialty Printing and Labeling subsidiaries is discussed below:

JII Promotions. In 2001, in an effort to focus attention on its specialty promotion strengths, Sales Promotion Associates, Inc. was renamed JII Promotions, Inc. ("JII Promotions"). JII Promotions is a distributor of corporate recognition, promotion and specialty advertising products and a producer and distributor of calendars for corporate buyers and color and black and white soft-cover yearbooks for kindergarten through eighth grade.

JII Promotions' net sales for fiscal 2001 were $55.0 million. Approximately 61% of JII Promotions' 2001 net sales were derived from distributing a broad variety of corporate recognition products, promotion and specialty advertising products. These products include apparel, watches, crystal, luggage, writing instruments, glassware, caps, cases, labels and other items that are printed and identified with a particular corporate logo and/or corporate advertising campaign. Approximately 27% of JII Promotions' 2001 net sales were derived from sales of a broad variety of calendars, including hanging, desktop and pocket calendars that are used internally by corporate customers and distributed by them to their clients and customers. High-quality artistic calendars are also distributed. In addition, JII Promotions manufactures and distributes color and black and white soft-cover school yearbooks for kindergarten through eighth grade, which accounted for approximately 12% of 2001 net sales.

JII Promotions distributes calendars that are assembled in-house as well as by a number of outside suppliers. Facilities for in-house finishing include a composing room, a camera room, and a calendar binding department. Print stock, binding material, packaging and other materials are supplied by a number of independent companies. Specialty advertising products are purchased from more than 950 suppliers. Calendars and specialty advertising products are sold through a 650 person sales force, most of who are independent contractors.


Management believes that JII Promotions has one of the largest domestic sales forces in the industry. With this large sales force and broad range of calendars and corporate recognition products available, management believes that JII Promotions is a strong competitor in its market. This market is very fragmented and most of the competition comes from smaller-scale producers and distributors.


Valmark. Valmark, which was founded in 1976 and purchased by the Company in 1994, is a specialty printer and manufacturer of graphic components for the electronics Original Equipment Manufacturer ("OEM") market. Valmark's product line includes graphic panel overlays, membrane switch control panels, adhesive-backed labels and electro magnetic shielding devices. Approximately 35% of Valmark's 2001 net sales of $18.4 million were derived from the sales of membrane switch control panels, 49% from graphic panel overlays, 14% from labels and 2% from shielding devices.

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


Pamco. Pamco, which was founded in 1953 and purchased by the Company in 1994, is a manufacturer and distributor of a wide variety of printed tapes and labels. Pamco offers a range of products from simple one and two-color labels, such as basic bar code and address labels, to eight-color, laminated, embossed, and hot stamped labels for products such as video games and food packaging. All of Pamco's products are made to customer specifications and approximately 93% of all sales were manufactured in-house in 2001. The remaining 7% of sales were purchased printed products and included business cards and stationery.

Pamco's products are marketed by a team of 9 sales representatives who procure new accounts and service existing accounts. Existing accounts are serviced by 8 customer service representatives and 1 internal salesperson. Pamco's customers represent several different industries with the five largest customers accounting for approximately 14% of 2001 net sales of $18.0 million.

Pamco competes in a highly fragmented industry. Pamco emphasizes its impressive 24-hour turnaround time and its ability to accommodate rush orders that other printers cannot handle. Pamco's ability to deliver a quality product with quick turn around is its key competitive advantage.


Seaboard. Seaboard, which was founded in 1954 and purchased by the Company in 1996, is a manufacturer of printed folding cartons and boxes, insert packaging and blister pack cards.


Seaboard sells directly to a broad customer base, located primarily east of the Mississippi River, operating in a variety of industries including hardware, personal hygiene, toys, automotive supplies, food and drugs. Seaboard's top ten customers accounted for approximately 35% of Seaboard's 2001 net sales of $20.7 million. Seaboard has exhibited high profit margins and has gained a reputation for exceeding industry standards primarily due to its excellent operating capabilities. Seaboard has historically been highly successful in buying and profitably integrating smaller acquisitions.

Seaboard's markets are very competitive in terms of price, and accordingly, Seaboard's advantage over its competition is derived from its high quality products and excellent service.

Consumer and Industrial Products

Consumer and Industrial Products serves many product segments. It manufactures and imports gift items; manufactures orthopedic supports and pain reducing medical devices; provides internet access to small Midwestern markets; manufactures and develops flavors used in beverages and foods; provides internet business development solutions and consulting services; and provides dedicated internet connectivity, co-location, and data storage services at regionally located Secure Network Access Centers. For the year ended December 31, 2001, the Consumer and Industrial Products subsidiaries generated combined net sales of $77.6 million. Each of the Consumer and Industrial Products subsidiaries is discussed below.

Cape Craftsmen. Founded in 1966 and purchased by the Company in 1996, Cape Craftsmen is a manufacturer and importer of gifts, wooden furniture, framed art and other accessories. Cape Craftsmen manufactures in North Carolina and imports from the Far East. Cape Craftsmen sells its products through 3 in-house salespeople and 44 independent sales representatives. Net sales in 2001 were $9.0 million, excluding sales to Welcome Home, a related party, of $15.3 million. Cape Craftsmen competes in a highly fragmented industry and has therefore found it most effective to compete on the basis of price with most wood manufacturers and importers. Cape Craftsmen also strives to deliver better quality and service than its competitors.

Welcome Home. Welcome Home is a specialty retailer of gifts and decorative home furnishings and accessories in North America. Welcome Home began operations in the mid 1970's and was acquired by the Company in 1991. It currently operates 117 stores located in factory outlet centers and regional malls in 36 states. Welcome Home offers a broad product line of 2,000 to 3,000 items consisting of 12 basic groups, including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products.

Competition is highly intense among specialty retailers, traditional department stores and mass merchant discounters in outlet malls and other high traffic retail locations. Welcome Home competes principally on the basis of product assortment, convenience, customer service, price and the attractiveness of its stores. Welcome Home had net sales of $53.5 million in the year ended December 31, 2001.

Cho-Pat. In September 1997, the Company purchased Cho-Pat, Inc., a leading designer and manufacturer of orthopedic related sports medicine devices used in the prevention and treatment of certain biomechanical injuries. Several of the devices designed by Cho-Pat hold U.S. patents. Cho-Pat currently produces 19 different products primarily for reduction of pain from injuries and the prevention of injuries resulting from over use of the major joints. For the past 22 years, Cho-Pat's largest selling product has been the Cho-Pat Knee Strap, designed to reduce the pain from patellar tendonitis in the knee. Cho-Pat manufactures all of its products in-house. Cho-Pat sells its products to medical professionals, all branches of the military, colleges, high school and professional team coaches and trainers, medical product distributors, wholesalers and retail drug and sporting goods stores across the country and several overseas areas. Cho-Pat had net sales of $1.6 million in 2001.

Online Environs. In March 2000, the Company purchased Online Environs, Inc. Online is an international Internet business solutions developer and consultant whose services are designed to help clients increase sales, improve communications, and create and enhance business identities over the Internet. Online is truly an innovative company specializing in web and application development, implementation of technology products and MIS services for clients. Online has a strong track record with a list of over 200 clients including the New England Patriots, Enterasys Networks, Compaq and many others. Online had sales of $1.1 million in the year ended December 31, 2001.

ISMI. Internet Services of Michigan was purchased by the Company in October 2000. ISMI is an Internet service provider with approximately 8,100 customers located in Michigan. ISMI offers standard dial-up resources as well as high-speed Internet connections such as DSL, Satellite and ISDN. ISMI also provides website development and creation services and web hosting features. ISMI had net sales of $2.2 million in the year ended December 31, 2001.

Flavorsource. In October 2000, the Company purchased Flavorsource, Inc. Flavorsource develops and compounds flavors for use in a variety of beverage products including coffee, tea, juices, sports drinks, and carbonated beverages, as well as many food products such as nutrition bars, bakery products, candy and chocolates. Additionally, Flavorsource acts as a broker and distributor of natural cane sugar products. Flavorsource is a customer service oriented company that specializes in hands-on product development with its customers in addition to quality and on-time delivery. Flavorsource had net sales of $5.7 million in the year ended December 31, 2001.

GramTel. GramTel Communications, Inc. was started by the Company in December 2000. GramTel is an information technology outsourcing company. It owns and operates state-of-the-art technology centers that house mission-critical web servers, applications, and databases for small and medium sized businesses. In addition, through its engineering and programming staff, GramTel provides consulting, application management, infrastructure management, security, and data storage services to its customers. GramTel leverages its infrastructure and technical staff to support business's information technology needs at a fraction of the cost of performing these tasks in-house. It provides the facilities, Internet bandwidth, and technical personnel to keep business's web-based operations available 24 hours a day. GramTel had net sales of $0.4 million in the year ended December 31, 2001.


Jordan Specialty Plastics

Jordan Specialty Plastics serves a broad range of wholesale and retail markets within the highly-fragmented specialty plastics industry. The group designs, manufactures and sells (1) "take-one" point of purchase brochure, folder and application display holders, (2) modular storage systems ("Tilt-Bins"(TM)), (3) plastic injection-molded hardware and office supply products, (4) extruded vinyl chairmats, (5) safety reflectors for bicycles and commercial truck manufacturers and (6) colorants to the thermoplastics industry. The companies that are part of Jordan Specialty Plastics have provided their customers with products and services for an average of over 35 years. For the year ended December 31, 2001, the Jordan Specialty Plastics subsidiaries generated combined net sales of $98.7 million. Each of the Jordan Specialty Plastics subsidiaries is discussed below:

Beemak Plastics. Beemak, which was founded in 1951 and acquired by the Company in July 1989, is an integrated manufacturer of custom point-of-purchase displays, brochure holders and sign holders. Beemak sells its proprietary holders and displays to approximately 6,000 customers around the world. In addition, Beemak produces a small amount of custom injection-molded plastic parts for customers on a contract manufacturing basis. Beemak's net sales for 2001 were $4.8 million.


Beemak's products are both injection-molded and custom fabricated. Beemak's molds are made by outside suppliers. The manufacturing process consists primarily of the injection-molding of polystyrene plastic and the fabrication of plastic sheets. Beemak also provides silk screening of decals and logos onto the final product.


Beemak sells its products through a direct sales force, independent representatives, an extensive on-going advertising campaign and by reputation. Beemak sells to distributors, major companies, and competitors, which resell the product under a different name. Beemak has been successful in providing excellent service on orders of all sizes, especially on small orders.

The display holder industry is very fragmented, consisting of a few other known holder and display firms and regionally-based sheet fabrication shops. Beemak has benefited from the growth in "direct" advertising budgets at major companies. Significant advertising dollars are spent each year on direct-mail campaigns, point-of-purchase displays and other forms of non-media advertising.

Sate-Lite Manufacturing. Sate-Lite specializes in safety reflectors for bicycles and commercial truck manufacturers, colorants/masterbatches for the thermoplastics industry, and a line of retail Tilt-Bin(TM) storage containers. Sate-Lite was founded in 1968 and acquired by the Company in 1988. Bicycle reflectors and plastic bicycle parts account for approximately 34% of Sate-Lite's net sales in 2001. Sales of emergency warning triangles and specialty reflectors and lenses to commercial truck customers accounted for approximately 21% of net sales in 2001. Sales of colorants to the thermoplastics industry accounted for approximately 29% of net sales in 2001. Sales of storage containers accounted for approximately 14% of net sales. The remaining 2% of 2001 net sales were derived from other miscellaneous plastic injection molded products. Sate-Lite's net sales for 2001 were $14.9 million.

Sate-Lite's bicycle and truck/auto products are sold directly to a number of OEM's. The three largest OEM customers are Tandem (China), Federal Mogul and Grote Industries, which account for a total of approximately 13% of Sate-Lite's net sales in 2001. Colorants are sold primarily to plastic processors in North America. The Tilt-Bin(TM) storage containers are sold primarily to retail outlets used for in-store display fixtures, as well as for home consumer use. In 2001, Sate-Lite's ten largest customers accounted for approximately 38% of net sales.

Sate-Lite's bicycle products are marketed to bicycle OEM's in North America and Asia. Sales to foreign customers are handled directly by management and by independent trading companies on a commission basis. Sate-Lite's net export sales accounted for approximately 28% of its total 2001 net sales. Export sales were principally to China and Canada. The principal raw materials used in manufacturing Sate-Lite's products are plastic resins, metal fasteners, and color pigments. Sate-Lite purchases these materials from several independent suppliers. In the fourth quarter of 1998,

Sate-Lite opened a wholly-owned manufacturing factory in China. Sate-Lite sells to a variety of companies in Asia including Tandem, Giant, Southern Cross, and other bicycle manufacturers who have increased their sales to the North American market through mass market bicycle brands such as Huffy, Mongoose, Pacific, and Schwinn.

The markets for bicycle parts and thermoplastic colorants are highly competitive. Sate-Lite competes in these markets by offering innovative products and by relying on its established reputation for producing high-quality plastic components and colorants. Sate-Lite's principal competitors in the bicycle parts market consist primarily of foreign companies. Sate-Lite competes with regional companies in the thermoplastic colorant markets.

Deflecto Corporation. Founded in 1960 and acquired by the Company in 1998, Deflecto designs, manufactures and markets plastic injection-molded products for mass merchandisers, major retailers and large wholesalers. Deflecto sells its products in two product categories: hardware products and office supply products. Hardware products, which comprised approximately 61% of Deflecto's net sales in 2001, include heating and cooling air deflectors, clothes dryer vents and ducts, kitchen vents and ducts, sheet metal pipes and elbows, exhaust fittings, heating ventilation and air conditioning registers and other widely recognized products. Office supply products, many of which have patents and trademarks, represented approximately 39% of net sales in 2001 and include such items as wall pockets, literature displays, file and chart holders, business card holders, chairmats and other top-branded office supply products. Deflecto's net sales for 2001 were $79.0 million.

Deflecto manufactures approximately 90% of its products in-house, with the remainder outsourced to other injection molders. Deflecto efficiently manages the mix of manufactured and outsourced product due to its ability to accurately project pricing, cost and capacity constraints. This strategy enables Deflecto to grow without being constrained by capacity issues.


Deflecto sells its products through an in-house salaried sales force and the use of independent sales representatives. Deflecto has the critical mass to command strong positions and significant shelf space with the major mass merchandisers and retailers. In the hardware products line, Deflecto sells to major national retailers such as Ace Hardware, Wal-Mart, and Home Depot, as well as to heating, ventilating and air conditioning ("HVAC") and appliance part wholesalers. Deflecto sells its office supply products line to major office supply retailers such as Office Max and Staples, as well as to national wholesalers, such as United Wholesalers and S.P. Richards. Deflecto has established strong relationships with its customers and is known for delivering high quality, well packaged products in a timely manner.

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

Jordan Auto Aftermarket

Jordan Auto Aftermarket is the leading supplier of remanufactured torque converters to the automotive aftermarket parts industry. In addition, it produces newly manufactured torque converters, air conditioning compressors, and clutch and disc assemblies for major automotive and equipment OEM's. For the year ended December 31, 2001, the Jordan Auto Aftermarket subsidiaries generated combined net sales of $147.0 million. Each of the Jordan Auto Aftermarket subsidiaries is discussed below.


DACCO. DACCO is a producer of remanufactured torque converters, as well as automotive transmission sub-systems and other related products used by transmission repair shops. DACCO was founded in 1965 and acquired by the Company in 1988.

The majority of DACCO's products are classified as "hard" products, which primarily consist of torque converters and hydraulic pumps that have been rebuilt or remanufactured by DACCO. The torque converter, which replaces the clutch in an automatic transmission, transfers power from the engine to the drive shaft. The hydraulic pump supplies oil to all the systems in the transmission.

The remaining products sold by DACCO are classified as "soft" products, such as sealing rings, bearings, washers, filter kits and rubber components. Soft products are purchased from a number of vendors and are resold in a broad variety of packages, configurations and kits.

DACCO's customers are automotive transmission parts distributors and transmission repair shops and mechanics. DACCO has 48 independent sales representatives who accounted for approximately 46% of DACCO's net sales of $65.7 million in 2001. These sales representatives sell nationwide to independent warehouse distributors and transmission repair shops. DACCO also operates 41 distribution centers, which sell directly to transmission shops. DACCO's distribution centers average 5,400 square feet and cover a 50-100 mile selling radius. In 2001, no single customer accounted for more than 2% of DACCO's net sales.

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

Alma. Founded in 1944 and acquired by the Company in March 1999, Alma uses a combination of remanufacturing and new production to produce torque converters, air conditioning compressors, and clutch and disc assemblies for major automotive and equipment OEM's such as Ford, Chrysler, GM, John Deere, Caterpillar, and Case, as well as numerous other direct aftermarket customers. Torque converters and clutch and disc assemblies are also referred to as drive trains. Net sales were $75.6 million during the year ended December 31, 2001.

Alma manufactures its products to customer's specifications, and its engineering department works closely with the customer's engineers to ensure that specifications are met. Torque converters are remanufactured and sold to major automotive OEMs such as Ford and Chrysler, typically for warranty replacement. Alma does not sell torque converters in the independent aftermarket, which is the primary market for DACCO's torque converters. Air conditioning compressors are both remanufactured and produced new for the automotive aftermarket. Alma's compressors are sold to the service arms of major automotive manufacturers such as Ford, Chrysler, GM, John Deere, and Caterpillar. Alma supplies the majority of the compressors purchased by these customers in the aftermarket. Clutch and disc assemblies are both remanufactured and produced new and are sold primarily to repackagers who then resell the products to automotive parts distributors. Alma has long-term contracts with several customers, and has developed strong relationships with all of its major customers. Alma was selected by Ford to remanufacture, distribute, and fully merchandise Ford's first two Ford Quality Renewal programs for torque converters and clutch and disc assemblies. The use of Alma remanufactured Ford Quality Renewal products in new vehicle warranty repair is indicative of Alma's engineering, manufacturing and quality expertise. Approximately 21% of Alma's 2001 sales were to Ford and approximately 11% were to Chrysler.

Alma's market is somewhat captive in that any supplier selling to the major automotive and equipment OEMs must adhere to the same quality standards with which Alma complies. Alma competes based on quality, price, and customer service.

Atco. Atco Products, Inc. was founded in 1968 and was acquired by the Company in July of 2001. The Company's office, engineering, sales, and customer service departments are located in Ferris, Texas, where mobile air conditioning components are manufactured. Atco focuses on quality parts, quick responses to customer needs and deliveries.

Atco manufactures and distributes hose assemblies, driers and accumulators, fittings, and crimping tools to a large customer base, including such companies as GMSPO, PACCAR, Gates, Dana-Weatherhead, and other OE and automotive aftermarket customers. Atco is the sole external source to Kenworth and Peterbilt for steel and aluminum air conditioning tube assemblies and hose end fittings, which are manufactured in the ISO-9000 certified plant in Ennis, Texas. Atco has led the way with innovations like the patented portable hand-operated model 3700 crimping tool. Net sales were $5.7 million from the date of acquisition through December 31, 2001.


Kinetek

Kinetek is a leading domestic manufacturer of specialty purpose electric motors, gearmotors, gearboxes, gears, transaxles and electronic motion controls, serving a diverse customer base, including consumer, commercial and industrial markets. Its products are used in a broad range of applications, including vending machines, golf carts, lift trucks, industrial ventilation equipment, automated material handling systems and elevators.

Kinetek operates in the businesses of electric motors ("motors") which includes the subsidiaries Imperial, Gear, Merkle-Korff, Fir, and Advanced D.C. Motors; and electronic motion control systems ("controls") which includes the subsidiaries Electrical Design & Control and Motion Control Engineering. For the year ended December 31, 2001 Kinetek generated net sales of $287.4 million.

Electric Motors. Electric motors are devices that convert electric power into rotating mechanical energy. The amount of energy delivered is determined by the level of input power supplied to the electric motor and the size of the motor itself. An electric motor can be powered by alternating current ("AC") or direct current ("DC"). AC power is generally supplied by power companies directly to homes, offices and industrial sites whereas DC power is supplied either through the use of batteries or by converting AC power to DC power. Both AC motors and DC motors can be used to power most applications; the determination is made through the consideration of power source availability, speed variability requirements, torque considerations, and noise constraints.

The power output of electric motors is measured in horsepower. Motors are produced in power outputs that range from less than one horsepower up to thousands of horsepower.


SubFractional Motors. Kinetek's subfractional horsepower products are comprised of motors and gearmotors, which power applications up to 30 watts (1/25 horsepower). These small, "fist-sized" AC and DC motors are used in light duty applications such as snack and beverage vending machines, refrigerator ice dispensers and photocopy machines.

Fractional/Integral Motors. Kinetek's fractional/integral horsepower products are comprised of AC and DC motors and gearmotors having power ranges from 1/8 to 100 horsepower. Primary end markets for these motors include commercial floor equipment, commercial dishwashers, commercial sewing machines, industrial ventilation equipment, golf carts, lift trucks and elevators.

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

Kinetek's precision gear and gearbox products are produced in sizes of up to 16 inches in diameter and in various customized configurations such as pump, bevel, worm and helical gears. Primary end markets for these products include original equipment manufacturers ("OEM's") of motors, commercial floor care equipment, aerospace and food processing product equipment.

Electronic Motion Control Systems. Electronic motion control systems are assemblies of electronic and electromechanical components that are configured in such a manner that the systems have the capability to control various commercial or industrial processes such as conveyor systems, packaging systems, elevators, and automated assembly operations. The components utilized in a motion control system are typically electric motor drives (electronic controls that vary the speed and torque characteristics of electric motors), programmable logic controls ("PLCs"), transformers, capacitors, switches and software to configure and control the system. The majority of the Company's motion control products control elevators and automated conveyor systems used in automotive manufacturing.

Backlog

As of December 31, 2001 the Company had a backlog of approximately $80.2 million. The backlog is primarily due to motor sales at Merkle-Korff, a Kinetek subsidiary, and printing and graphic component sales at Valmark. Management believes that the Company will ship substantially all of its backlog during 2002.


Seasonality

The Company's aggregate business has a certain degree of seasonality. JII Promotions and Welcome Home's sales are somewhat stronger toward year-end due to the nature of their products. Calendars at JII Promotions have an annual cycle while home furnishings and accessories at Welcome Home are popular as holiday gifts.


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

Patents, Trademarks, Copyrights and Licenses

The Company protects its confidential, proprietary information as trade secrets. The Company's products are generally not protected by virtue of any proprietary rights such as patents. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology and know-how or that the Company's competitors will not independently develop technologies that are substantially equivalent to or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. In the Company's opinion, the loss of any intellectual property asset would not have a material adverse effect on the Company's business, financial condition, or results of operations.

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


Employees

As of December 31, 2001, the Company and its subsidiaries employed approximately 6,500 people. Approximately 1,700 of these employees were members of various labor unions. The Company believes that its subsidiaries' relations with their respective employees are good.

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

FIR, a wholly-owned subsidiary of Kinetek, owns property in Casalmaggiore, Italy that is the subject of investigation and remediation under the review of government authorities for soils and groundwater contaminated by historic waste handling practices. In connection with the acquisition of FIR, the Company obtained indemnification from the former owners for this investigation and remediation.


Alma owns two properties in Alma, MI that are contaminated by chlorinated solvent and oil contamination. One is on the Michigan List of Sites of Environmental Contamination and has been the subject of investigation by the Michigan Department of Environmental Quality ("DEQ") since 1982. By 1985, the former owner had cleaned out, closed and capped the lagoons, which were the source of the contamination and in 1992, had installed a groundwater remediation system. On January 5, 1999 the former owner submitted to DEQ a proposed remedial action plan which recommends that the groundwater treatment system continue to operate for up to thirty years, a deed restriction that limits the use of the property to industrial use and the adoption, by the City of Alma, of an ordinance which prohibits the private use of groundwater for drinking water. DEQ has not yet approved or denied the plan. The second property is contaminated with petroleum constituents and chlorinated solvents. The scope and extent of the contamination is being investigated. In connection with the acquisition of these properties, the Company obtained indemnification and assurances from the Seller that the Seller bore full responsibility for the completion of the investigation and remediation of the historic contamination of the two properties. DEQ has required the former owner to conduct additional groundwater sampling and analysis to more completely delineate the vertical and horizontal extent of the contamination at both locations. The former owner anticipates completing the additional investigations and submitting revised remedial action plans by the end of 2002.

In October 1997, the Tennessee Department of Environmental Control ("DEC") requested information from DACCO about a contaminated spring adjacent to its Cookeville, Tennessee property. The spring is reportedly contaminated with materials which DACCO does not believe would have originated at the facility, and DACCO therefore does not believe that it caused the contamination or that it will be responsible for the clean-up. In September 1998, the DEC informed DACCO that the spring requires further investigation, and that DACCO's Cookeville property meets the criteria for designation as a state Superfund cleanup site. The DEC has subsequently agreed to examine the potential liability of other companies in the area before pursuing DACCO for cleanup costs. DEC conducted an additional investigation and a preliminary site assessment in August 2000. The results revealed very low levels of petroleum constituents, chlorinated solvents and chloroform and DEC determined that no further action is required.

Item 2.  Properties


The Company leases approximately 49,200 square feet of office space for its headquarters in Illinois. The principal properties of each subsidiary of the Company at December 31, 2001, and the location, the primary use, the capacity, and ownership status thereof, are set forth in the table below.


 COMPANY LOCATION            USE                                       SQUARE          OWNED/
 ----------------            ---                                       ------          ------
                                                                                       LEASE
 Advanced DC
   Syracuse, NY              Manufacturing/Administration              49,600           Owned
   Syracuse, NY              Manufacturing                             45,600          Leased
   Carrollton, TX            Manufacturing/Administration              29,000          Leased
   Dewitt, NY                Manufacturing                             18,700          Leased
   Eternoz, France           Manufacturing/Administration              19,000          Leased
   Putzbrunn, Germany        Warehouse                                  1,200          Leased


 Alma
   Alma, MI                  Manufacturing/Warehouse                  271,450           Owned
   Alma, MI                  Manufacturing/Warehouse                  101,900           Owned
   Alma, MI                  Warehouse                                 44,060           Owned
   Alma, MI                  Warehouse                                 33,400           Owned
   Alma, MI                  Warehouse                                  9,600           Owned

 Atco
   Ferris, TX                Manufacturing                             93,100           Owned
   Ennis, TX                 Manufacturing                             24,100           Owned
   Athens, TX                Manufacturing                             88,800          Leased


 Beemak
   Rancho Dominguez, CA      Manufacturing/Administration             104,000          Leased

 Cape Craftsmen
   Elizabethtown, NC         Manufacturing/Administration             113,000          Leased
   Elizabethtown, NC         Assembly                                  30,750          Leased
   Wilmington, NC            Administration                             6,250          Leased
   Clarkton, NC              Assembly                                  48,000          Leased


 Cho-Pat
   Mt. Holly, NJ             Manufacturing/Administration               7,500          Leased


 Dacco
   Cookeville, TN            Manufacturing/Administration             355,000           Owned
   Huntland, TN              Manufacturing                             72,000           Owned

 Deflecto
   Indianapolis, IN          Manufacturing/Administration             182,600           Owned
   Fishers, IN               Manufacturing                            134,400          Leased
   St. Catherines, Ont.      Manufacturing/Administration              50,000           Owned
   St. Catherines, Ont.      Assembly                                  78,000          Leased
   Midvale, OH               Manufacturing/Assembly                    20,430           Owned
   Pearland, TX              Manufacturing                             63,000          Leased
   Newport, Wales            Manufacturing                             66,000           Owned
   Aurora, Ontario           Manufacturing/Administration              30,500          Leased
   Ontario, CA               Manufacturing                             36,500          Leased



 ED&C
   Troy, MI                  Manufacturing/Administration              33,700          Leased


 FIR
   Casalmaggiore, Italy      Manufacturing/Administration             100,000           Owned
   Varano, Italy             Manufacturing                             30,000           Owned
   Bedonia, Italy            Manufacturing                              8,000          Leased
   Reggio Emilia, Italy      Manufacturing/Distribution                30,000          Leased
   Genova, Italy             Research & Development/Manufacturing      33,000          Leased


 Gear
   Grand Rapids, MI          Manufacturing/Administration              45,000           Owned

 GramTel
   South Bend, IN            Sales/Administration/Other                 9,000           Owned


 Imperial
   Akron, OH                 Manufacturing                            106,000          Leased
   Middleport, OH            Manufacturing                             85,000           Owned
   Cuyahoga Falls, OH        Manufacturing                             58,000          Leased
   Alamagordo, NM            Manufacturing                             40,200          Leased
   Oakwood Village, OH       Manufacturing/Administration              25,000          Leased


 ISMI
   Howell, MI                Administration/Sales                       2,700          Leased

 JII Promotions
   Columbus, OH              Sales                                     11,000          Leased
   Coshocton, OH             Manufacturing/Administration             218,000           Owned
   Red Oak, IA               Manufacturing/Assembly/Administration    140,000           Owned


 Merkle-Korff
   Des Plaines, IL           Design/Administration                     38,000          Leased
   Richland Center, WI       Manufacturing                             45,000          Leased
   Darlington, WI            Manufacturing                             68,000          Leased
   Des Plaines, IL           Manufacturing/Administration             112,000          Leased
   San Luis Potosi,          Manufacturing                             46,000          Leased
     Mexico


 Motion Control
   Rancho Cordova, CA        Manufacturing/Administration              80,600          Leased
   New York, NY              Sales                                        600          Leased


 Online Environs
   Boston, MA                Design/Sales                               4,700          Leased


 Pamco
   Des Plaines, IL           Manufacturing/Administration              52,000           Owned
   King of Prussia, PA       Subleased                                 24,000          Leased


 Sate-Lite
   Niles, IL                 Manufacturing/Administration             117,835          Leased
   Shunde, Guangdong         Manufacturing/Administration              47,000          Leased


 Seaboard
   Fitchburg, MA             Manufacturing/Administration             260,000           Owned
   Miami, FL                 Manufacturing/Administration              90,000           Owned
   Carlstadt, NJ             Manufacturing                             50,000          Leased


 Valmark
   Fremont, CA               Manufacturing/Administration              46,700          Leased
   Fremont, CA               Manufacturing/Administration              14,830          Leased

 Welcome Home
   Wilmington, NC            Administration/Warehouse                  29,500          Leased

DACCO also owns or leases 41 distribution centers, which average 5,400 square feet in size. DACCO maintains five distribution centers in Florida, four distribution centers in Tennessee, three distribution centers in Illinois and Virginia, two distribution centers in each of Arizona, Indiana, Michigan, Texas, Alabama, California, South Carolina and Ohio with the remaining distribution centers located in Pennsylvania, Minnesota, Missouri, Nebraska, West Virginia, Oklahoma, Nevada, Georgia, Maryland and Kentucky.

Welcome Home leases 117 specialty retail stores in 36 states, with the majority of store locations in outlet malls. Welcome Home maintains 16 stores in California, 9 stores in Florida, 6 stores in Texas, 5 stores in North Carolina, Georgia, Missouri and New York, and 4 stores in each of Michigan, Pennsylvania and Washington. The remaining stores are located throughout the United States.

Merkle-Korff and Motion Control lease certain production and office space from related parties. The Company believes that the terms of these leases are comparable to those which would have been obtained by the Company had the leases been entered into with an unaffiliated third party.

To the extent that any of the Company's existing leases expire in 2002, the Company believes that its existing leased facilities are adequate for the operations of the Company and its subsidiaries.


Item 3.  LEGAL PROCEEDINGS

The Company's subsidiaries are parties to various legal actions arising in the normal course of their businesses. The Company believes that the disposition of such actions individually or in the aggregate will not have a material adverse effect on the consolidated financial position or results of operations of the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2001.

                                  Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

The only authorized, issued and outstanding class of capital stock of the Company is Common Stock. There is no established public trading market for the Company's Common Stock.

(a) At December 31, 2001, there were 18 holders of record of the Company's Common Stock.

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

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected operating, balance sheet and other data of the continuing operations of the Company and its subsidiaries as of and for the five years ended December 31, 2001. The financial data have been derived from the consolidated financial statements of the Company and its subsidiaries. As a result of the 2000 transactions described in note 4 to the financial statements, the Jordan Telecommunications Products segment and the Capita Technologies segment have been reported as discontinued operations for financial reporting purposes in accordance with Accounting Principles Board ("APB") Opinion No. 30, and their results have been excluded from the information shown below.


                                                                  Year Ended December 31,
                                            -------------------------------------------------------------------
                                                                  (Dollars in thousands)

                                              2001          2000         1999          1998            1997
                                              ----          ----         ----          ----            ----
Operating data: (1)
Net Sales.............................      $722,823      $807,296     $766,655       $633,579        $450,102
Cost of sales, excluding
 depreciation.........................       460,004       513,755      497,223        406,970         282,654
                                             -------       -------      -------        -------         -------
Gross profit, excluding
 depreciation.........................       262,819       293,541      269,432        226,609         167,448
Selling, general and
 administrative expense,
 excluding depreciation...............       177,291       173,370      153,582        131,055         100,778
Operating income......................        28,718        55,013       69,245         57,977          39,221
Interest expense......................        91,344        92,009       87,058         70,184          66,947
Interest income.......................          (791)       (1,464)      (1,083)        (1,656)         (2,227)
Loss from continuing
 operations before income
 taxes and minority interest(2).......       (64,001)      (38,884)      (6,603)       (10,912)         (7,382)
Loss from continuing
 operations...........................       (58,272)      (36,046)      (5,731)       (15,081)        (10,603)

Balance sheet data (at end
  of period):
Cash and cash equivalents.............        26,050        21,713       19,973         14,967          43,512
Working capital.......................       159,127       154,599      161,570        144,474         124,941
Total assets..........................       829,396       887,501    1,159,496        955,405         849,595
Long-term debt (less
  current portion)....................       819,406       787,694      837,712      1,054,327         915,145
Net capital deficiency (3)............      (139,056)      (82,010)    (238,835)      (208,144)       (175,285)

-----------------

(1) The Company has acquired a diversified group of operating companies over the five year period, which significantly affects the comparability of the information shown above.

(2) Loss from continuing operations before income taxes and minority interest in 1997 includes a gain on the sale of a subsidiary of $17,081, and the recording of equity in the loss of an investee of $3,386. Loss from continuing operations before income taxes and minority interest in 1999 includes a gain on the sale of a subsidiary of $10,037. Loss from continuing operations before income taxes and minority interest in 2000 includes a $14,636 write-down of goodwill related to a subsidiary of Kinetek (see note 22 to the financial statements) and a loss on the sale of a subsidiary of $2,798 (see note 14 to the financial statements).

(3) No cash dividends on the Company's Common Stock have been declared or paid.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Historical Results of Operations

Summarized below are the historical net sales, operating income (loss) and operating margin (as defined below) for each of the Company's business groups for the fiscal years ended December 31, 2001, 2000, and 1999. This discussion should be read in conjunction with the historical consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report.


                                                        Year ended December 31,
                                                        -----------------------
                                                2001              2000              1999
                                                ----              ----              ----
                                                         (Dollars in thousands)
Net Sales:
Specialty Printing & Labeling                  $112,123         $122,691          $117,678
Jordan Specialty Plastics                        98,733           98,353            86,284
Jordan Auto Aftermarket                         147,047          141,213           131,935
Kinetek                                         287,362          316,666           307,877
Consumer and Industrial Products                 77,558          128,373           122,881
                                               --------         --------          --------
   Total                                       $722,823         $807,296          $766,655
                                               ========         ========          ========

Operating Income (Loss) (1):
Specialty Printing & Labeling                   $  (984)         $ 7,210            $7,638
Jordan Specialty Plastics                         2,057            1,928             4,319
Jordan Auto Aftermarket                          19,494           20,449            16,675
Kinetek                                          37,272           36,497            50,597
Consumer and Industrial Products                 (3,485)           3,071             7,867
                                                -------          -------           -------
   Total                                        $54,354          $69,155           $87,096
                                                =======          =======           =======

Operating Margin (2):
Specialty Printing & Labeling                     (0.9%)            5.9%              6.5%
Jordan Specialty Plastics                          2.1%             2.0%              5.0%
Jordan Auto Aftermarket                           13.3%            14.5%             12.6%
Kinetek                                           13.0%            11.5%             16.4%
Consumer and Industrial Products                  (4.5%)            2.4%              6.4%
Combined                                           7.5%             8.6%             11.4%

---------------------

(1) Before corporate overhead of $25,636, $14,142, and $17,851 for the years ended December 31, 2001, 2000, and 1999, respectively.

(2)  Operating margin is operating income (loss) divided by net sales.

Specialty Printing & Labeling. As of December 31, 2001, the Specialty Printing & Labeling group consisted of JII Promotions, Valmark, Pamco, and Seaboard.

2001 Compared to 2000. Net sales decreased $10.6 million or 8.6% for the year ended December 31, 2001. Net sales decreased primarily due to lower sales of outside specialties, calendars, and school annuals at JII Promotions, $5.2 million, $1.5 million, and $0.3 million, respectively, decreased sales of screen printing, rollstock, membrane switches and shrouds at Valmark, $1.5 million, $1.4 million, $0.2 million and $0.2 million, respectively, and lower sales of labels at Pamco, $0.5 million. Partially offsetting these decreases were increased sales of folding boxes at Seaboard, $0.2 million. The decrease in outside specialties at JII Promotions is due to large one-time orders in 2000, which were not repeated in 2001. Valmark's sales decrease is due to lower sales to Apple Computer, which experienced a downturn resulting from slowing demand for personal computers. The increase in sales at Seaboard is primarily due to the acquisition of Pioneer in July 2001.

Operating income decreased $8.2 million or 113.7% for the year ended December 31, 2001. This decrease is primarily due to lower operating income at JII Promotions, $3.1 million, Valmark, $3.3 million, and Pamco, $2.1 million, partially offset by increased operating income at Seaboard, $0.3 million. The lower operating income at JII Promotions and Valmark is due to the sales decreases mentioned above, as well as higher accounts receivable write-offs due to the slowing economy. The decrease at Pamco is due to losses at the East Coast facility, which was closed in October 2001. Operating margin decreased to (0.9%) as the result of these decreases.

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

Operating income decreased $0.4 million or 5.6% for the year ended December 31, 2000. The majority of the decrease was due to lower operating income at Pamco, $0.8 million and Seaboard, $0.3 million, partially offset by increases in operating income at JII Promotions, $0.1 million and Valmark, $0.6 million. The increase in operating income at Valmark is due primarily to the increase in sales to Apple as mentioned above. The decrease in operating income at Pamco was due to start-up costs at its new facility in Pennsylvania.

Jordan Specialty Plastics. As of December 31, 2001 the Jordan Specialty Plastics group consisted of Sate-Lite, Beemak, and Deflecto.

2001 Compared to 2000. Net sales increased $0.4 million or 0.4% for the year ended December 31, 2001. Net sales increased primarily due to higher sales of hardware products at Deflecto, $5.2 million. Partially offsetting this increase is lower sales of thermoplastic colorants at Sate-Lite, $0.9 million, decreased sales of plastic injection molded products and fabricated products at Beemak, $1.5 million and $0.5 million, respectively, and lower sales of office products at Deflecto, $1.9 million. The decrease in sales at Beemak is due to lower advertising dollars being spent due to the slowing economy, and competition from various plastic injection molding companies. The lower sales of office products at Deflecto are primarily due to the loss of wall pocket business at Office Depot during 2001.

Operating income increased $0.1 million or 6.7% for the year ended December 31, 2001. This increase is due to higher operating income at Sate-Lite and Deflecto, $0.5 million each. Partially offsetting these increases is lower operating income at Beemak, $0.7 million, and increased corporate expenses, $0.2 million. The increase in operating income at Deflecto and Sate-Lite is due to better overhead absorption, even at lower sales levels, cost cutting instituted in late 2000, as well as the ramp up of Sate-Lite's China facility. The decreased operating income at Beemak is primarily due to the lower sales mentioned above as well as an increase in accounts receivable write-offs due to the depressed economic climate. Operating margin remained relatively consistent in 2001 primarily due to the better overhead absorption mentioned above.

2000 Compared to 1999. Net sales increased $12.1 million or 14.0% for the year ended December 31, 2000. The increase in net sales was primarily due to increases in sales at Deflecto and Sate-Lite, $12.0 million and $1.5 million, respectively, partially offset by decreased sales at Beemak, $1.4 million. The increase in sales at Deflecto is due to the acquisitions of Yearntree and IDL in December 1999 and June 2000, respectively, which added $5.1 million and $4.6 million to 2000 sales, in addition to increased sales of hardware products of $7.1 million. These increases were partially offset by decreased sales in Deflecto's office product line of $4.8 million. Sate-Lite's increase in sales resulted from the addition of the Tilt-Bin(TM) product line which was transitioned from Beemak to Sate-Lite in August 2000, $0.8 million, and increased sales at Midwest Color of $0.7 million. Beemak's sales decreased due to the transfer of the Tilt-Bin(TM) product line to Sate-Lite. Beemak's sales from the Tilt-Bin(TM) product line for the period from January to July 2000 amounted to $1.3 million as compared to $2.7 million for the full year of 1999.

Operating income decreased $2.4 million or 55.4% for the year ended December 31, 2000. Lower operating income was due to decreases at Beemak and Deflecto, $0.9 million and $1.6 million, respectively, partially offset by increases at Sate-Lite of $0.1 million. Decreased operating income at Beemak is attributable to the Tilt-Bin(TM) transfer to Sate-Lite and a shift of product mix to more fabricated product, which is a lower margin product. Deflecto's decrease in operating income was due to a $1.5 million management severance accrual in December. Increased operating income at Sate-Lite was due to greater operating efficiencies and the increased sales resulting from the Tilt-Bin(TM) addition to their product line.

Jordan Auto Aftermarket. As of December 31, 2001, the Jordan Auto
Aftermarket group consisted of DACCO, Alma, and Atco.

2001 Compared to 2000. Net sales increased $5.8 million or 4.1% for the year ended December 31, 2001. This increase is primarily due to the acquisition of Atco in July 2001. Atco manufactures accumulators, driers, fittings, hose assemblies, and other air conditioning components for the automotive and heavy truck industries. Atco contributed net sales of $5.8 million from its acquisition date through December 31, 2001. In addition, net sales of soft parts increased at Dacco and sales of air compressors increased at Alma. Partially offsetting these increases were lower sales of remanufactured torque converters and drive train components at Alma and

DACCO. The increase in soft parts at DACCO is primarily due to the addition of two new DACCO stores around the country while higher sales of air compressors is due to the sales of new compressors through existing sales channels. Sales of rebuilt torque converters decreased due to the unseasonably warm winter experienced around the country.

Operating income decreased $1.0 million or 4.7% for the year ended December 31, 2001. The lower operating income is primarily due to decreased operating income at both DACCO and Alma due to the lower sales levels mentioned above. This decrease is partially offset by the contribution of operating income of $0.7 million from Atco from its acquisition date through December 31, 2001. Operating margin decreased to 13.3% due to the decreases in sales.

2000 Compared to 1999. Net sales increased $9.3 million or 7.0% for the year ended December 31, 2000. The increase was due to increased sales at Alma of $11.9 million, including increased sales of drive train components and air compressors, partially offset by a decrease in sales at DACCO. The primary reason for the increase at Alma was due to a full year's results being included in 2000 as compared with approximately nine months results included in 1999. The decrease in DACCO's sales resulted from lower sales of converters, other hard parts, and scrap sales, partially offset by increased sales of soft parts.

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

Kinetek. As of December 31, 2001, the Motors and Gears group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control, and Advanced DC.

2001 Compared to 2000. Net sales decreased $29.3 million or 9.3% for the year ended December 31, 2001. Sales of the Company's motors segment declined 11.6% in 2001 and sales of the controls segment declined 2.8%. Sales in all of Kinetek's principal markets were down in 2001 primarily as a result of the recessionary conditions experienced in the U.S. and Europe. Subfractional motor sales decreased 17.4% in 2001 as compared with 2000, driven by continued contraction of the bottle and can vending market in addition to general economic weakness that hurt the division's appliance, general vending, and other product lines. Sales of fractional/integral motor products declined 7.5% from 2000 levels, mainly due to sharp declines in demand for DC powered motors sold to material handling customers in the last nine months of 2001. Sales to customers of floor care, elevator, and other fractional/integral motor products in the U.S. and Europe were down by modest rates in line with the general industrial economic recession. The fall in sales of the controls segment was a result of lower sales in the elevator modernization market caused by a flat market and a shift in product mix toward demand for lower priced units.

Operating income increased $0.8 million or 2.1%, for the year ended December 31, 2001. The slight increase in operating income was a result of three key factors: 1) Amortization of goodwill and other intangible assets was $15.3 million lower in 2001, due to the $14.6 million goodwill impairment charge at ED&C in 2000. See Note 22 to the Company's consolidated financial statements regarding the circumstances that triggered the impairment and how the impairment was determined. 2) Kinetek's gross profit declined $12.7 million or 10.9% as a result of the sales declines discussed above. Gross margins fell from 36.9% of sales in 2000 to 36.2% in 2001 due to unfavorable manufacturing cost leverage caused by the lower volume and to sales declines concentrated in Kinetek's higher margin product lines. 3) Selling, general, and administrative expenses increased $2.2 million, or 4.6% in 2001 compared with 2000 as a result of costs incurred related to facility closures and Kinetek's continued focus on research and development of new products and markets.

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

Operating income decreased $14.1 million or 27.9% for the year ended December 31, 2000. The decrease was primarily the result of the $14.6 million goodwill impairment charge at ED&C (see note 22 to the financial statements). Excluding the impact of the goodwill impairment, operating income would have increased 1.1%, primarily as a result in the increased sales and gross margin. The improvement to gross margin was driven by the company's continued product design changes, manufacturing process improvements, and outsourcing and insourcing of component purchases. Offsets to the gross margin improvement include increased selling, general and administrative expenses.

Consumer and Industrial Products. As of December 31, 2001, the Consumer and Industrial Products group consisted of Cape Craftsmen, Welcome Home, Cho-Pat, Online Environs, Flavorsource, ISMI and GramTel.

2001 Compared to 2000. Net sales decreased $50.8 million or 39.6% for the year ended December 31, 2001. This decrease is primarily due to the divestiture of Riverside in February 2001, $50.7 million. In addition, sales decreased due to lower sales of home accessories at Cape Craftsmen, $3.7 million, decreased retail sales at Welcome Home, $0.9 million, lower sales of orthopedic supports at Cho-Pat, $0.3 million, and decreased sales of web site development services at Online Environs, $1.9 million. Partially offsetting these decreases are higher sales of internet services at ISMI, $1.7 million, and increased sales of flavors at Flavorsource, $5.0 million. The decrease in sales at Cape Craftsmen, a wholesaler of home accessories and gift items, and Welcome Home, a retail store chain, are primarily due to the drop in overall retail sales due to the current economic slowdown and the September 11th tragedy. Online Environs has seen a drastic drop in demand for web site development and modification, which is also consistent with the negative economic climate and lower information technology spending. The increase in sales at ISMI and Flavorsource are primarily due to the acquisitions of those subsidiaries in October 2000.

Operating income decreased $6.6 million or 213.5% for the year ended December 31, 2001. This decrease is due to lower operating income at Cape Craftsmen, $1.3 million, Welcome Home, $0.5 million, Cho-Pat, $0.3 million, Online Environs, $1.6 million, GramTel, $1.4 million, and ISMI, $0.3 million. In addition, operating income decreased $1.4 million due to the divestiture of Riverside in February 2001. Partially offsetting these decreases is higher operating income at Flavorsource, $0.2 million. The decreases in operating income are due to the decreases in sales mentioned previously, mostly due to the negative economic climate, as well as a decrease in gross profit margin due to competition, and the negative impact on absorbed overhead resulting from lower sales. These decreases resulted in operating margin decreasing to (4.5%).

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


Consolidated Operating Results.  (See Consolidated Statements of Operations).


2001 Compared to 2000. Net sales decreased $84.5 million or 10.5% for the year ended December 31, 2001. This decrease was partially attributed to the divestiture of Riverside in February 2001. Riverside contributed net sales of $54.8 million in 2000 compared to $4.1 million in 2001. In addition, net sales decreased due to lower sales of outside specialties and calendars at JII Promotions, decreased sales of screen printing and rollstock at Valmark, lower sales of labels at Pamco, decreased sales of thermoplastic colorants at Sate-Lite, lower sales of plastic injection molded product at Beemak, decreased sales of office products at Deflecto, decreased sales of both motors and controls at Kinetek, lower sales of home accessories at Cape Craftsmen, and decreased sales of web site development services at Online Environs. Partially offsetting these decreases were sales due to the acquisitions of Pioneer in the Specialty Printing and Labeling group and Atco in the Jordan Auto Aftermarket group, both of which occurred in 2001, and ISMI and Flavorsource in the Consumer and Industrial Products group, both of which occurred in late 2000. In addition, net sales of hardware products increased at Deflecto and net sales of soft parts and air compressors increased at DACCO and Alma.

Operating income decreased $26.3 million or 47.8% for the year ended December 31, 2001. This decrease was partially due to the sale of Riverside, as mentioned above. In addition, operating income declined due to losses at the East Coast facility of Pamco, accounts receivable write-offs at JII Promotions and Beemak, lower gross margin at Kinetek due to unfavorable product mix, increased operating expenses at Kinetek due to facility closures, and decreased retail sales stemming from the negative economic climate which greatly impacted Cape Craftsmen and Welcome Home. Partially offsetting these decreases is better overhead absorption at Deflecto and Sate-Lite due to cost cutting measures implemented in late 2000 and the ramp up of Sate-Lite's China facility. In addition, operating income was positively impacted by the acquisitions of Pioneer, Atco, ISMI and Flavorsource, as mentioned above, and the reduction in amortization expense at Kinetek. Kinetek's operating income was negatively impacted in 2000 by $14.6 million due to the goodwill impairment charge at ED&C.

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

Operating income decreased $14.2 million or 20.6% for the year ended December 31, 2000. The decrease in operating income was due to a $14.6 million goodwill impairment charge in the Motors and Gears group relating to ED&C. SPL had lower operating income due to Pamco's new operations in Pennsylvania. In addition, the sales of Parsons and Pex contributed to the decrease. Partially offsetting these decreases was increased operating income in the Auto Aftermarket group for both DACCO and Alma due to DACCO's price increase and cost cutting efforts and Alma's increase in sales as mentioned above. Operating income for SPL increased slightly due to Valmark's increased sales to Apple.

Interest expense stayed relatively consistent between 2001 and 2000.


Income taxes - See note 13 of Notes to Consolidated Financial Statements.


Liquidity and Capital Resources

The Company had approximately $159.1 million of working capital from continuing operations at the end of 2001 compared to approximately $154.6 million at the end of 2000.

The Company has acquired businesses through leveraged buyouts, and as a result has significant debt in relation to total capitalization. See "Business". Most of this acquisition debt was initially financed through the issuance of bonds, which were subsequently refinanced in 1997. See note 12 to the Consolidated Financial Statements.

Management expects modest growth in net sales and operating income in 2002. Capital spending levels in 2002 are anticipated to be consistent with 2001 levels and, along with working capital requirements, will be financed internally from operating cash flow. Operating margins and operating cash flow are expected to be favorably impacted by ongoing cost reduction programs, improved efficiencies and sales growth. Management believes that the Company's cash on hand and anticipated funds from operations will be sufficient to cover its working capital, capital expenditures, debt service requirements and other fixed charge obligations for at least the next 12 months.

The Company is, and expects to continue to be, in compliance with the provisions of its Indentures.

None of the subsidiaries require significant amounts of capital spending to sustain their current operations or to achieve projected growth.

Net cash provided by operating activities for the year ended December 31, 2001 was $30.3 million, compared to $4.3 million provided by operating activities during the same period in 2000. The increase is primarily attributed to decreased accounts receivable balances and increased non-current liabilities.

Net cash used in investing activities for year ended December 31, 2001 was $7.6 million, compared to $61.4 million provided by investing activities during the same period in 2000. The decrease is due primarily to the proceeds from the sale of discontinued operations in the prior year, partially offset by decreased spending on acquisitions in the current year.

Net cash used in financing activities for the year ended December 31, 2001 was $17.6 million, compared to $59.6 million used in financing activities during the same period in 2000. The decrease is primarily due to lower repayments on the Company's revolving credit facilities of $52.3 million, partially offset by the payment of financing costs of $6.0 million in 2001.

The Company and its subsidiaries are party to two credit agreements under which the Company is able to borrow up to $160 million, based on the value of certain assets, to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature in 2005 and 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of December 31, 2001, the Company had approximately $76.7 million of available funds under these arrangements. See note 12 to the financial statements for additional details.

The Company may, from time to time, use cash, including borrowings under its credit agreements, to purchase either its 11 3/4% Senior Subordinated Discount Debentures due 2009 or its 10 3/8% Senior Notes due 2007, or any combination thereof, through open market purchases, privately negotiated purchases or exchanges, tender offers, redemptions or otherwise, and may, from time to time, pursue various refinancing or financial restructurings, including pursuant to current solicitations and waivers involving those securities, in each case, without public announcement or prior notice to the holders thereof, and if initiated or commenced, such purchases or offers to purchase may be discontinued at any time.

If the Company's EBITDA and cash flow continue through 2002 at the levels experienced in the fourth quarter and year ended December 31, 2001, the Company would barely generate sufficient cash to cover its interest payment obligations in respect of its bank debt, Senior Notes and Senior Subordinated Discount Notes (which cease to accrue, and become cash-pay obligations in the fourth quarter of 2002). This assumes no further general, economic or industry declines, which may necessitate the Company to further reduce capital expenditures and acquisitions, and no assurances can be given that, at the end of 2002, the Company will have sufficient financial resources to pay its cash interest obligations.


Foreign Currency Impact

The Company is exposed to fluctuations in foreign currency exchange rates. Decreases in the value of foreign currencies relative to the U.S. dollar have not resulted in significant losses from foreign currency translation. However, there can be no assurance that foreign currency fluctuations in the future would not have an adverse effect on the Company's business, financial condition or results of operations.


Impact of Inflation

General inflation has had only a minor effect on the operations of the Company and its internal and external sources for liquidity and working capital, as the Company has been able to increase prices to reflect cost increases, and expects to be able to do so in the future.


Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. Our discussion and analysis of financial condition and results from operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. However, actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates we have used in the preparation of the consolidated financial statements.

     Goodwill and Other Intangible Assets

The valuation and classification of goodwill and other intangible assets and the assignment of useful amortization lives involves significant judgments and the use of estimates. The testing of these intangibles for impairment also requires significant use of judgment and assumptions.

We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include: (1) significant underperformance relative to expected historical or projected future operating results, (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and (3) significant negative industry or economic trends. When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more indicators of impairment, we measure any impairment based on the undiscounted forecasted cash flows of the business to which the goodwill and other identified intangibles relate. During 2000, the Company recorded a goodwill impairment charge of $14.6 million related to ED&C, a Kinetek subsidiary. See Note 22 to the consolidated financial statements.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002 we will cease to amortize goodwill arising from acquisitions we completed prior to July 1, 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. If we determine through the impairment review process that goodwill has been impaired, we must record the impairment charge in our statement of operations.

     Investments in Affiliates

Periodically, we make strategic investments in debt and/or equity securities of affiliated companies. See Note 8 to the consolidated financial statements for details of these investments. These debt and/or equity securities are not currently publicly traded on any major exchange. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. Each quarter, we assess the value of these investments by using information acquired from industry trends, the management of these companies and other external sources. Based on the information acquired, we record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

     Allowance for Doubtful Accounts

Allowances for doubtful accounts are estimated at the individual operating companies based on estimates of losses on customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider our allowance for doubtful accounts balance to be adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserve balances required.

     Excess and Obsolete Inventory

We record reserves for excess and obsolete inventory equal to the difference between the cost of inventory and its estimated market value using assumptions about future product life-cycles, product demand and market conditions. If actual product life-cycles, product demand and market conditions are less favorable than those projected by management, additional inventory reserves may be required.

     Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Increases (decreases) in the valuation allowance are included as an increase (decrease) to our consolidated income tax provision in the statement of operations.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2001 (in thousands):

                                                 Payments by Period
                       -----------------------------------------------------------------
                                      Less than        1-3         4-5        After 5
                          Total        1 year         years       years        years
                       -----------------------------------------------------------------
Long-term debt and
  capital leases        $849,373      $17,137        $26,494     $307,282     $498,460
Operating leases          52,664       12,874         17,888       10,350       11,552
                       -----------------------------------------------------------------
Total                   $902,037      $30,011        $44,382     $317,632     $510,012
                       -----------------------------------------------------------------


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 2001, the Company had $30.4 million of variable rate debt outstanding. A one percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.3 million. The Company does not believe that its market risk financial instruments on December 31, 2001 would have a material effect on future operations or cash flows.

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page No.

Reports of Independent Auditors...................................         33

Consolidated Balance Sheets as of
December 31, 2001 and 2000........................................         37


Consolidated Statements of Operations for the years
ended December 31, 2001, 2000, and 1999...........................         38

Consolidated Statements of Changes in Shareholder's
Equity (Net Capital Deficiency) for the years ended
December 31, 2001, 2000 and 1999..................................         39

Consolidated Statements of Cash Flows for the years
ended December 31, 2001, 2000, and 1999 ..........................         40

Notes to Consolidated Financial Statements........................         42

                       REPORT OF INDEPENDENT AUDITORS
                       ------------------------------

The Board of Directors and Shareholders
Jordan Industries, Inc.


We have audited the accompanying consolidated balance sheets of Jordan Industries, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholder's equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of certain subsidiaries whose statements reflect net sales constituting 21% for the year ended December 31, 1999, of the related consolidated total. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these subsidiaries, is based solely on the reports of the other auditors.


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


In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jordan Industries, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



     /s/ ERNST & YOUNG LLP


Chicago, Illinois
March 19, 2002

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ----------------------------------------

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



                                                /s/ ARTHUR ANDERSEN LLP

Detroit, Michigan
February 18, 2000

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ----------------------------------------

To the Board of Directors of
Motion Control Engineering, Inc.:

We have audited the balance sheet of MOTION CONTROL ENGINEERING, INC. (a California corporation and a wholly-owned subsidiary of Kinetek, Inc. formerly known as Motors and Gears, Inc.) as of December 31, 1999, and the related statements of income, shareholder's equity and cash flows for the year then ended (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motion Control Engineering, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                /s/ ARTHUR ANDERSEN LLP

Sacramento, California
January 21, 2000

                       INDEPENDENT AUDITOR'S REPORT
                       ----------------------------

To the Board of Directors
FIR Group Holding Italia S.p.A.

         We have audited the consolidated balance sheet of FIR Group Holding Italia S.p.A. (a wholly-owned subsidiary of Kinetek, Inc., formerly Motors and Gears, Inc.) as of October 31, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FIR Group Holding Italia S.p.A. as of October 31, 1999, and the results of its operations and its cash flow for the year then ended, in conformity with generally accepted accounting principles.



                                          /s/ PRICEWATERHOUSECOOPERS S.p.A.


Bologna, 26 January 2000


                          JORDAN INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

                                                                        December 31,
                                                                   ----------------------
                                                                   2001              2000
                                                                   ----              ----
Current assets:
  Cash and cash equivalents                                       $26,050            $21,713
  Accounts receivable, net of allowance of
  $4,497 and $4,384 in 2001 and 2000, respectively                109,384            128,265
  Inventories                                                     122,528            139,046
  Income tax receivable                                            12,245                  -
  Deferred income taxes                                             8,100              9,001
  Prepaid expenses and other current assets                        19,030             27,455
                                                                  -------            -------
     Total current assets                                         297,337            325,480

Property, plant and equipment, net                                 99,602            107,526
Investments in and advances to affiliates                          36,443             41,402
Goodwill, net                                                     358,970            371,487
Deferred income taxes                                                   -              2,851
Other assets                                                       37,044             38,755
                                                                  -------            -------
  Total Assets                                                   $829,396           $887,501
                                                                 ========           ========

LIABILITIES AND SHAREHOLDER'S EQUITY (NET CAPITAL DEFICIENCY)
-------------------------------------------------------------


Current liabilities:
  Accounts payable                                                $47,848            $68,236
  Accrued liabilities                                              71,372             65,108
  Advance deposits                                                  1,853              1,937
  Current portion of long-term debt                                17,137             35,600
                                                                   ------             ------
      Total current liabilities                                   138,210            170,881

Long-term debt                                                    819,406            787,694
Other non-current liabilities                                       8,668              8,528
Minority interest                                                       4                410
Preferred stock                                                     2,164              1,998


Shareholder's equity (net capital deficiency):
Common stock $.01 par value: authorized - 100,000
  shares; issued and outstanding - 98,501 shares                        1                  1
Additional paid-in capital                                          2,116              2,116
Accumulated other comprehensive loss                              (15,249)           (16,641)
Accumulated deficit                                              (125,924)           (67,486)
                                                                 ---------          --------
Total shareholder's equity (net capital
 deficiency)                                                     (139,056)           (82,010)
                                                                 ---------          --------
  Total Liabilities and Shareholder's Equity (Net
  Capital Deficiency)                                            $829,396           $887,501
                                                                 ========          =========


                               See accompanying notes.





                          JORDAN INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                           (dollars in thousands)

                                                             Year ended December 31,
                                                             -----------------------
                                                     2001             2000            1999
                                                     ----             ----            ----

Net sales                                          $722,823         $807,296        $766,655
Cost of sales, excluding depreciation               460,004          513,755         497,223
Selling, general, and administrative
 expense, excluding depreciation                    177,291          173,370         153,582
Depreciation                                         23,387           24,070          20,647
Amortization of goodwill and other
 intangibles                                         15,709           31,108          15,504
Management fees and other                            17,714            9,980          10,454
                                                    -------          -------         -------
   Operating income                                  28,718           55,013          69,245
Other income and expenses:
  Interest expense                                   91,344           92,009          87,058
  Interest income                                      (791)          (1,464)         (1,083)
  Loss (gain) on sale of subsidiaries                     -            2,798         (10,037)
  Other                                               2,166              554             (90)
                                                    -------          -------         -------
                                                     92,719           93,897          75,848
                                                    -------          -------         -------

Loss from continuing operations before

 income taxes and minority interest                 (64,001)         (38,884)         (6,603)
Income tax benefit                                   (5,323)          (3,191)           (952)
                                                    -------          -------          ------
Loss from continuing operations before
 minority interest                                  (58,678)         (35,693)         (5,651)
Minority interest                                      (406)             353              80
                                                    -------          -------         -------
Loss from continuing operations                     (58,272)         (36,046)         (5,731)
Discontinued operations, net of taxes
 (Note 4)                                                 -          203,924         (12,848)
                                                    -------          -------         -------
    Net (loss) income                              $(58,272)        $167,878        $(18,579)
                                                   ========         ========        ========


                          See accompanying notes.











                          JORDAN INDUSTRIES, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                          (NET CAPITAL DEFICIENCY)
                           (dollars in thousands)

                                  Common Stock
                                  ------------               Accumulated
                                Number           Additional      Other
                                  of              Paid-In    Comprehensive    Accumulated
                                Shares    Amount  Capital    Income (Loss)     Deficit            Total
                                ------    ------ ----------  -------------    -----------     -------------


Balance at
December 31, 1998             98,501     $    1       $2,116       $ 2,038      $(212,299)      $(208,144)
Non-cash dividends to
third parties                      -          -            -             -         (4,334)         (4,334)
Translation
adjustments                        -          -            -        (7,778)             -          (7,778)
Net loss                           -          -            -             -         (18,579)       (18,579)

Comprehensive loss                 -          -            -             -               -        (26,357)
                              ------     ------       ------       -------      ----------       --------
Balance at
December 31, 1999             98,501          1        2,116        (5,740)       (235,212)      (238,835)
Non-cash dividends
to third parties                   -          -            -             -            (152)          (152)
Translation
adjustments                        -          -            -       (10,901)              -        (10,901)
Net income                         -          -            -             -         167,878        167,878
                                                                                                  -------
Comprehensive income               -          -            -             -               -        156,977
                              ------     ------       ------       -------      ----------        -------
Balance at
December 31, 2000             98,501          1        2,116       (16,641)        (67,486)       (82,010)
Non-cash dividends
to third parties                   -          -            -             -            (166)          (166)
Translation
adjustments                        -          -            -         1,392               -          1,392
Net loss                           -          -            -             -         (58,272)       (58,272)
                                                                                                 --------
Comprehensive loss                 -          -            -             -               -        (56,880)
                              ------     ------       ------       -------      ----------       --------
Balance at
December 31, 2001             98,501     $    1       $2,116      $(15,249)      $(125,924)     $(139,056)
                              ======     ======       ======      ========      ==========      =========


                          See accompanying notes.















                          JORDAN INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)

                                                                     Year ended December 31,
                                                                     -----------------------
                                                             2001             2000              1999
                                                             ----             ----              ----
Cash flows from operating activities:
  Net (loss) income                                        $(58,272)        $167,878           $(18,579)
Adjustments to reconcile net (loss)
 income to net cash provided by
 operating activities:
  Amortization of deferred financing
   costs                                                      4,666            5,067             4,679
  Depreciation and amortization                              39,096           55,178            36,151
  Deferred taxes                                              3,752            3,999           (12,542)
  Loss(gain) on sale of
    subsidiaries                                                  -            2,798           (10,037)
  Loss on disposal of fixed assets                            1,691            3,342               653
  Gain on sale of discontinued
   operations, net of tax                                         -         (213,520)                -
  Minority interest                                           (406)                4                80
  Extraordinary loss                                              -                -                 -
  Non-cash interest expense                                  22,642           20,160            30,085
Changes in operating assets and liabilities (net
of acquisitions and dispositions):
  Accounts receivable                                        13,107            1,384              (457)
  Inventories                                                 3,903           (6,454)           (5,517)
  Prepaid expenses and other current
   assets                                                   (12,390)         (13,729)            3,640
  Non-current assets                                            542           (5,008)           (1,702)
  Accounts payable and accrued
   liabilities                                                 (470)         (24,716)            7,798
  Advance deposits                                              (84)             286              (190)
  Non-current liabilities                                    12,642            7,830            (4,954)
  Other                                                        (118)            (169)              806
  Net current assets of discontinued
   operations                                                     -                -            (7,277)
                                                            -------          -------           -------
Net cash provided by operating
 activities                                                  30,301            4,330            22,637


Cash flows from investing activities:
Proceeds from sale of discontinued
 operations                                                       -          149,285                 -
Proceeds from sale of fixed assets                            1,391            1,296                73
Capital expenditures                                        (12,814)         (21,246)          (24,044)
Acquisitions of subsidiaries                                (12,384)         (48,154)         (133,233)
Additional purchase price payments
 and SAR payments                                              (260)          (3,093)           (9,359)
Net cash acquired in purchase of
 subsidiaries                                                    14            1,196             2,534
Net proceeds from sale of subsidiary                         16,663                -            17,965
Investments in affiliates                                      (161)         (17,842)         _(13,942)
                                                            -------         --------         ---------
Net cash (used in) provided by
 investing activities                                       $(7,551)         $61,442          $(160,006)


                                      (Continued on following page.)
                                          See accompanying notes.




                          JORDAN INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)
                                (continued)


                                                                     Year ended December 31,
                                                                     -----------------------
                                                                 2001          2000          1999
                                                                 ----          ----          ----
Cash flows from financing activities:
Proceeds of debt issuance                                         -               -        149,761
(Repayments) proceeds from revolving
 credit facilities, net                                      (1,265)        (53,614)        22,100
Payment of financing costs                                   (6,047)              -        (12,930)
Repayment of long-term debt                                 (10,261)         (8,420)       (18,851)
Other borrowings                                                  -           2,449            135
                                                            -------         -------        -------
Net cash (used in) provided by
 financing activities                                       (17,573)        (59,585)       140,215
Effect of exchange rate changes on
 cash                                                          (840)         (4,447)        (5,881)
                                                            -------         -------        -------
Net increase (decrease) in cash and
 cash equivalents                                             4,337           1,740         (3,035)
Cash and cash equivalents at beginning
 of year                                                     21,713          19,973         23,008
                                                            -------         -------        -------
Cash and cash equivalents at end of
 year                                                       $26,050         $21,713        $19,973
                                                            =======         =======        =======


Supplemental disclosures of cash flow
 Information:
   Cash paid during the year for:
        Interest                                            $63,626         $66,370        $59,281
        Income taxes, net                                    $4,555         $31,958         $9,595
   Non-cash investing activities:
        Capital leases                                       $2,321          $6,648         $5,008


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

The Company's continuing business is divided into five groups. The Specialty Printing and Labeling group consists of JII Promotions, Inc. ("JII Promotions"), Valmark Industries, Inc. ("Valmark"), Pamco Printed Tape and Label Co., Inc. ("Pamco") and Seaboard Folding Box, Inc. ("Seaboard"). The Jordan Specialty Plastics group consists of Beemak Plastics, Inc. ("Beemak"), Sate-Lite Manufacturing Company ("Sate-Lite"), and Deflecto Corporation ("Deflecto"). The Jordan Auto Aftermarket group consists of Dacco Incorporated ("Dacco"), Alma Products Company ("Alma") and Atco Products ("Atco"). The Kinetek group consists of The Imperial Electric Company ("Imperial") and its subsidiary, Gear Research, Inc. ("Gear"), Merkle-Korff Industries, Inc. ("Merkle-Korff"), FIR Group Companies ("FIR"), Electrical Design & Control ("ED&C"), Motion Control Engineering ("Motion Control") and Advanced D.C. Motors ("Advanced DC"). The remaining businesses comprise the Company's Consumer and Industrial Products group. This group consists of Cape Craftsmen, Inc. ("Cape"), Welcome Home, Inc. ("Welcome Home"), Cho-Pat, Inc. ("Cho-Pat"), Online Environs, Inc. ("Online Environs"), Flavorsource, Inc. ("Flavorsource"), Internet Services of Michigan ("ISMI") and GramTel Communications, Inc. ("GramTel"). All of the foregoing corporations are collectively referred to herein as the "Subsidiaries", and individually as a "Subsidiary."

As a result of the 2000 transactions described in note 4 to the financial statements, the Jordan Telecommunication Products segment and the Capita Technologies segment have been reported as discontinued operations for financial reporting purposes in accordance with Accounting Principles Board ("APB") Opinion No. 30.

All of the Subsidiaries, exclusive of the Kinetek subsidiaries, are classified as Restricted Subsidiaries ("Restricted Subsidiaries") for purposes of certain of the Company's debt instruments.


Note 2 - Significant accounting policies

           Principles of consolidation

The consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany balances and transactions have been eliminated. Operations of FIR are included for the period ended two months prior to the Company's year-end and interim periods to ensure timely preparation of the consolidated financial statements.

      Cash and cash equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

      Inventories

Inventories are stated at lower of cost or market. Inventories are primarily valued at either average or first-in, first-out (FIFO) cost.


      Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization of property, plant and equipment is calculated over the estimated useful lives, or over the lives of the underlying leases, if less, using the straight-line method. Amortization of leasehold improvements and assets under capital leases is included in depreciation expense.


The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

      Machinery and equipment              3-10 years
      Buildings and improvements           5-35 years
      Furniture and fixtures               3-10 years


      Intangible Assets

Goodwill is being amortized using the straight-line method over periods ranging from 3 to 40 years. Goodwill at December 31, 2001 and 2000 is net of accumulated amortization of $91,221 and $78,011, respectively. The Company evaluates the recoverability of long-lived assets by measuring the carrying amounts of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, the Company recorded a non-cash impairment charge in the third quarter of 2000 of $14,636 associated with one of Kinetek's businesses, ED&C. (See note 22.)

Patents are amortized over the remainder of their legal lives, which approximate their useful lives, on the straight-line basis. Deferred financing costs amounting to $30,058 and $28,709, net of accumulated amortization of $27,496 and $22,830 at December 31, 2001 and 2000, respectively, are amortized over the terms of the loans or, if shorter, the period such loans are expected to be outstanding. Non-compete covenants and customer lists amounting to $388 and $755, net of accumulated amortization of $25,959 and $25,562 at December 31, 2001 and 2000, respectively, are amortized on the straight-line basis over their estimated useful lives, ranging from three to ten years.

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

      Revenue recognition

Revenues are recognized when products are shipped and title passes to customers.

      Shipping and Handling Costs

Shipping and handling costs are classified in cost of goods sold in the statements of operations.

      Derivative Financial Instruments

On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of Statement 133 did not have a significant impact on the Company. As a result of the adoption of Statement 133, the Company must recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative financial instrument depends on whether it has been designated and whether it qualifies as part of an effective hedging relationship and, further, on the type of hedging relationship. The fair value of derivative financial instruments was not significant as of December 31, 2001 and 2000.

      Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      New pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB")issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal year's beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of Statement 142 is expected to result in an increase in pretax income of approximately $14,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 144 is effective for the Company beginning on January 1, 2002. The Company does not expect that the adoption of SFAS 144 will have a significant impact on the Company's financial position or results of operations.

      Concentration of credit risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company deposits cash and cash equivalents with high quality financial institutions, and is restricted by its revolving credit facilities as to its investment instruments. Concentration of credit risk relating to accounts receivable is limited due to the large number of customers from many different industries and locations. The Company believes that its allowance for doubtful accounts is adequate to cover potential credit risk.

At December 31, 2001 and 2000 the Company has approximately $15,382 and $14,446, respectively, of investments in Russia related to unsecured advances made to two affiliates (see note 8). The Company will continue to monitor the underlying economics of doing business in this region, but currently believes that such amounts are fully recoverable.

      Foreign currency translation

The functional currencies of the Company's foreign operations are the respective local currencies. Accordingly, assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at year-end rates while income and expenses are translated at the weighted average exchange rates for the year. Adjustments resulting from the translations of foreign currency financial statements are deferred and classified as a separate component of shareholder's equity.

      Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Note 3 - Welcome Home Chapter 11 Filing

On January 21, 1997, Welcome Home filed a voluntary petition for relief under Chapter 11 ("Chapter 11") of title 11 of the United States code in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court"). In Chapter 11, Welcome Home continued to manage its affairs and operate its business as a debtor-in-possession. The results of Welcome Home were not consolidated with the Company's results for the period between January 21, 1997 and July 21, 1999 as the Company no longer had the ability to control the operations and financial affairs of Welcome Home. On July 21, 1999, Welcome Home emerged from bankruptcy, whereupon the Company now owns approximately 96% of the outstanding common stock of Welcome Home, for consideration paid to creditors of approximately $2,274. The results of Welcome Home are consolidated with the Company's results from the day of the emergence, as the Company has regained operational and financial control of Welcome Home.

The operating results of Welcome Home included in the consolidated results of the Company over the last three years are as follows:

                                     Year ended December 31,
                                     -----------------------
                                     2001      2000     1999
                                     ----      ----     ----


Net Sales                         $53,487    $54,373   $35,272
Operating (loss) income            (1,589)    (1,085)    4,006
(Loss) income before income       $(2,733)   $(2,031)  $ 3,465
 taxes

Note 4 - Discontinued Operations

On July 25, 1997, the Company recapitalized its investment in Jordan Telecommunication Products, Inc. ("JTP") and JTP acquired the Company's telecommunications and data communications products business from the Company for total consideration of approximately $294,027, consisting of $264,027 in cash, $10,000 of assumed indebtedness and preferred stock, and the issuance to the Company of $20,000 aggregate liquidation preference of JTP Junior Preferred Stock. The Company's stockholders and affiliates and JTP management invested in and acquired the JTP common stock. As a result of the recapitalization, certain of the Company's affiliates and JTP management owned substantially all of the JTP common stock. The Company's investment in JTP was represented solely by the JTP Junior Preferred Stock. The JTP Preferred Stock controlled over 80% of JTP's stockholder voting rights and accreted 95% of JTP's net income or loss. The Company had obtained an independent opinion as to the fairness, from a financial point of view, of the recapitalization for the Company and its public bondholders.

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

For the period from January 1, 2000 to January 18, 2000 and the year ended December 31, 1999, JTP's net sales were $20,724 and $431,310, respectively. The losses from discontinued operations related to JTP in the Company's Statements of Operations for the period from January 1, 2000 to January 18, 2000 and the year ended December 31, 1999, included income tax expense of $406 and $3,270, respectively.

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

The following table summarizes the Company's discontinued operations:

                                               2000           1999
                                               ----           ----

Loss from discontinued operations

 before income taxes                            $(9,190)       $(9,658)
Provision for income taxes                         (406)        (3,190)
                                               ---------        -------
Net loss from discontinued
 operations                                      (9,596)       (12,848)
Gain on sale of discontinued
 operations                                     248,520              -
Provision for income taxes                      (35,000)             -
                                                --------        -------
Gain on sale, net of taxes                      213,520               -
Discontinued operations, net of taxes           --------        -------
                                                203,924       $(12,848)
                                                =======       =========

Note 5-Investments in JAAI, JSP, and M&G Holdings

JAAI

During 1999, the Company completed the recapitalization of Jordan Auto Aftermarket, Inc. ("JAAI"). As a result of the recapitalization, certain of the Company's affiliates and JAAI management own substantially all of the JAAI common stock and the Company's investment in JAAI is represented solely by the Cumulative Preferred Stock of JAAI. The JAAI Cumulative Preferred Stock controls over 97.5% of the combined voting power of JAAI capital stock outstanding and accretes at plus or minus 97.5% of the cumulative JAAI net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the fifth anniversary of issuance (unless redemption is prohibited by a JAAI or Company debt covenant).

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

JSP

During 1998, the Company recapitalized Jordan Specialty Plastics, Inc. ("JSP"). As a result of the recapitalization, certain of the Company's affiliates and JSP management own substantially all of the JSP common stock and the Company's investment in JSP is represented solely by the Cumulative Preferred Stock of JSP. The JSP Cumulative Preferred Stock controls over 97.5% of the combined voting power of JSP capital stock outstanding and accretes at plus or minus 97.5% of the cumulative JSP net income or net loss, as the case may be, through the earlier of an Early Redemption Event

(as defined) or the fifth anniversary of issuance (unless redemption is prohibited by a JSP or Company debt covenant).

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

At the end of 1996, M&G was comprised of Merkle-Korff and its wholly-owned subsidiary, Barber-Colman, and Imperial and its wholly-owned subsidiaries, Scott and Gear. All of the outstanding shares of Merkle-Korff were purchased by M&G in September 1995 and the net assets of Barber-Colman were purchased by Merkle-Korff in March 1996. Barber-Colman was legally merged into Merkle-Korff as of January 1, 1997 and now operates as a division of Merkle-Korff. The net assets of Imperial, Scott, and Gear were purchased by M&G, from the Company, at an arms length basis on November 7, 1996, with the proceeds from a debt offering. The purchase price was $75,656, which included the repayment of $6,008 in Imperial liabilities owed to the Company, and a contingent payment payable pursuant to a contingent earnout agreement. Under the terms of the contingent earnout agreement, 50% of Imperial, Scott, and Gear's cumulative earnings before interest, taxes, depreciation and amortization, as defined, exceeding $50,000 during the five fiscal years from December 31, 1996, through December 31, 2000, was
paid to the Company.   $174 was paid to the Company in April 2001.

As a result of this sale to M&G, the Company recognized approximately $67,400 of deferred gain at the time of sale for U.S. Federal income tax purposes. A portion of this deferred gain is recognized as M&G reports depreciation and amortization over approximately 15 years on the step-up in basis of those purchased assets. As long as M&G remains in the Company's affiliated group, the gain recognized and the depreciation on the step-up in basis should exactly offset each other. Upon any future de-consolidation of M&G from the Company's affiliated group for U.S. Federal income tax purposes, any unreported gain would be fully reported and subject to tax.

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

The Company expects to continue to include M&G Holdings and its subsidiaries in its consolidated group for U.S. Federal income tax purposes. This consolidation would be discontinued, however, upon the redemption of the M&G Holdings Junior Preferred Stock, which could result in recognition by the Company of substantial income tax liabilities arising out of the recapitalization. If such deconsolidation had occurred at December 31, 2001, the Company believes that the amount of taxable income to the Company attributable to M&G Holdings would have been approximately $55,600 (or approximately $22,200 of tax liabilities, assuming a 40.0% combined Federal, state, and local tax rate). The Company currently expects to offset these tax liabilities arising from deconsolidation with redemption proceeds from the M&G Holdings Junior Preferred Stock. Deconsolidation would also occur with respect to M&G Holdings if the M&G Holdings Junior Preferred Stock ceased to represent at least 80.0% of the voting power and 80.0% of the combined stock value of the outstanding M&G Holdings Junior Preferred Stock and common stock of M&G Holdings. As long as the M&G Holdings Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The value test depends on the relative values of the M&G Holdings Junior Preferred Stock and common stock of M&G Holdings. The Company believes the value test is satisfied at December 31, 2001. It is possible that on or before the fifth anniversary of its issuance, the M&G Holdings Junior Preferred Stock would cease to represent 80.0% of the relevant total combined stock value. In the event that deconsolidation for U.S. Federal income tax purposes occurs without redemption of the M&G Holdings Junior Preferred Stock, the tax liabilities discussed above would be incurred without the Company receiving the proceeds of the redemption.

Note 6 - Inventories

Inventories consist of:

                                    Dec. 31, 2001           Dec. 31, 2000
                                    -------------           -------------


Raw Materials                            $52,493                $51,814
Work-in-process                           17,329                 16,760
Finished goods                            52,706                 70,472
                                        --------               --------
                                        $122,528               $139,046
                                        ========               ========

Note 7 - Property, plant and equipment

Property, plant and equipment, at cost, consists of:

                                            Dec. 31, 2001      Dec. 31, 2000
                                            -------------      -------------


Land                                            $9,480                $ 8,014
Machinery and equipment                        138,356                136,323
Buildings and improvements                      33,596                 35,067
Furniture and fixtures                          61,375                 59,271
                                              ---------               ---------
                                               242,807                238,675

Accumulated depreciation and amortization     (143,205)              (131,149)
                                                ---------            ----------

                                              $ 99,602               $107,526


Note 8 - Investments in and advances to affiliates

The Company holds 75.6133 shares of Class A PIK Preferred Stock and 151.28 shares of common stock of Fannie May Holdings, Inc. ("Fannie May"), representing a total investment of $1,721 and approximately 15.1% of the outstanding common stock of Fannie May on a fully diluted basis. The Company is accounting for this investment under the cost method. Fannie May's Chief Executive Office is Mr. Quinn, and its stockholders include Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of the Jordan Company, who are also stockholders of the Company. Fannie May, which is also known as "Fannie May Candies", is a manufacturer and marketer of kitchen-fresh, high-end boxed chocolates and other confectionary items, through its company-owned retail stores and through specialty sales channels. Its products are marketed under the "Fannie May Candy", "Fanny Farmer Candy", "Sweet Factory", and "Laura Secord" brand names.

The Company has unsecured advances totaling $15,382 and $14,446 as of December 31, 2001 and 2000, respectively, due from JIR Broadcast, Inc. and JIR Paging, Inc. Each of these companies' Chief Executive Officer is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick, and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors. The Company receives notes in exchange for these advances, which bear interest at a range from 10.75% to 12.0%.

In November 1998, the Company, through Kinetek, invested $5,585 in Class A Preferred Units and $1,700 in Class B Preferred Units of JZ International, LLC. In April 2000, the Company, through Kinetek, invested an additional $5,059 in Class A Preferred Units of JZ International, LLC. This increases the Company's investment in JZ International to $12,344 at December 31, 2001 and 2000, respectively. JZ International's Chief Executive Officer is David W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other members. JZ International and its subsidiaries are focused on making European and other international investments. The Company is accounting for this investment under the cost method.

The Company has made unsecured advances totaling $11,331 and $10,701 as of December 31, 2001 and 2000, respectively, to Internet Services Management

Group ("ISMG"), an Internet service provider with over 100,000 customers. ISMG's stockholders include Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of the Jordan Company, who are also stockholders of the Company. The Company receives notes in exchange for these advances, which bear interest at 10.75%. The Company also holds a 5% ownership interest in ISMG's common stock and $1,000 of ISMG's 5% mandatorily redeemable cumulative preferred stock. The Company is accounting for these investments under the cost method.

The Company made aggregate investments of $200 and $1,550 in the capital stock of three different businesses in technology-related industries in 2001 and 2000, respectively. The Company's ownership in these businesses ranges from 1-15% on a fully diluted basis. The Company is accounting for these investments under the cost method.

The Company has a 20% limited partnership interest in a partnership that was formed during 2000 for the purpose of making equity investments primarily in datacom/telecom infrastructure and software, e-commerce products and services, and other Internet-related companies. The Company has a $10,000 capital commitment, of which $840 and $1,390 was contributed during 2001 and 2000, respectively. The Company is accounting for this investment using the equity method of accounting. Certain stockholders of the Company are also stockholders in the general partner of the partnership. The Company has an agreement with the partnership's general partner to provide management services to the partnership for annual fees of $1,250.

The Company had reserves of $8,800 and $1,500 at December 31, 2001 and 2000, respectively, related to the above investments in affiliates. The increase of $7,300 and $1,500 in 2001 and 2000, respectively, is reflected in "management fees and other" in the Company's statements of operations.


See note 15 for additional discussion of related party transactions.

Note 9 - Accrued liabilities

Accrued liabilities consist of:

                                      Dec. 31, 2001   Dec. 31, 2000
                                      -------------   -------------


Accrued vacation                            $ 2,548        $ 2,635
Accrued income taxes                              -            823
Accrued other taxes                           1,484          1,394
Accrued commissions                           2,315          1,974
Accrued interest payable                     16,316         18,205
Accrued payroll and payroll taxes             4,857          4,777
Accrued rebates                               3,824          3,637
Insurance reserve                             4,971          5,353
Accrued management fees                       8,092          7,425
Accrued other expenses                       26,965         18,885
                                            --------       --------
                                             $71,372       $65,108
                                            ========       ========


Note 10 - Operating leases


Certain subsidiaries lease land, buildings, and equipment under non-cancelable operating leases.

Total minimum rental commitments under non-cancelable operating leases at December 31, 2001 are:

           2002                              $ 12,874
           2003                                10,222
           2004                                 7,666
           2005                                 6,134
           2006                                 4,216
        Thereafter                             11,552
                                             --------
                                             $ 52,664

Rental expense amounted to $18,229, $16,285, and $13,302 for 2001, 2000, and 1999, respectively.

Two subsidiaries of Kinetek, Merkle-Korff and Motion Control, lease certain production and office space from related parties. Rent expense, including real estate taxes attributable to these leases, was $1,588, $1,544, and $1,657 for the years ended December 31, 2001, 2000, and 1999, respectively.

Note 11 - Benefit plans and pension plans

Certain of the Company's subsidiaries participate in the JII 401(k) Savings Plan (the "Plan"), a defined-contribution plan for salaried and hourly employees. In order to participate in the Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of his or her before-tax wages into the Plan. In addition to the JII 401(k) Plan, certain subsidiaries have additional defined contribution plans in which employees may participate. The Company made contributions to these plans totaling approximately $2,464, $2,345 and $1,698 for the years ended December 31, 2001, 2000 and 1999, respectively.

FIR, a Kinetek subsidiary located in Italy, provides for a severance liability for all employees at 7.4% of each respective employee's annual salary. In addition, the amount accrued is adjusted each year according to an official index (equivalent to 0.75% of the retail price index). This obligation is payable to employees when they leave the employ of FIR. The accrued liability approximated $2,609 and $2,277 at December 31, 2001 and 2000, respectively.

The Company has two defined benefit pension plans at Alma that cover substantially all of the employees of that subsidiary. The following table sets forth the change in benefit obligation, change in plan assets and net amount recognized as of December 31, 2001 and 2000.

                                                 2001            2000
                                                 ----            ----
Change in Benefit Obligation:

Benefit obligation at beginning of period      $11,785           $ 10,688

  Service cost                                     550                519
  Interest cost                                    893                832
  Plan amendments                                    -                464
  Actuarial loss (gain)                            396               (253)
  Benefits paid                                   (460)              (465)
                                               --------           --------

Benefit obligations at end of period           $13,164            $ 11,785
                                               --------           --------

Change in Plan Assets:

                                                 2001                2000

Fair value of plan assets                      $11,672            $ 11,205
 at beginning of period
  Actual return on assets                           38                 311
  Contributions received                           363                 621
  Benefits paid                                   (460)               (465)
                                                  ----            ---------
Fair value of plan assets                      $11,613            $ 11,672
 at end of period                              -------            --------

  Funded status                                 (1,551)               (113)
  Unrecognized net loss (gain)                     367                (997)
  Unrecognized prior service cost                  397                 431
  Employer contribution                             58                  49
                                                ------            ---------

  Accrued benefit cost                         $ (729)              $(630)
                                               =======            =========


Net periodic pension expense included the following components:


                                               Year ended December 31,
                                               -----------------------
                                                 2001     2000     1999
                                                 ----     ----     ----

  Service cost                                 $ 550     $ 519     $ 352
  Interest cost                                  893       832       533
  Expected return on plan assets                (986)     (952)     (601)
  Amortization of unrecognized                    33        33         -
  prior service cost
  Amortization of unrecognized net gain          (21)      (31)        -
                                                 ---      ----    -------

  Net periodic pension expense                 $ 469     $ 401     $ 284
                                               =====     =====     =====


The following assumptions were used in determining the actuarial present value of the projected benefit obligations:


                                               Year ended December 31,
                                               ----------------------
                                                2001      2000      1999
                                                ----      ----      ----

Discount rate                                    7.50%     7.75%    7.75%
Average annual salary increase                   4.50%     4.50%    4.50%
Expected long term rate of return on plan
 assets                                          8.50%     8.50%    8.00%


Note 12 - Debt

Long-term debt consists of:

                                                December 31,    December 31,
                                                   2001            2000
                                                 --------        --------

Revolving Credit Facilities (A)                  $30,408          $ 31,673
Notes payable (B)                                    530               670
Subordinated promissory notes (C)                 26,840            30,912
Capital lease obligations (D)                     20,193            23,884
Bank Term Loans (E)                                5,587             5,868
Senior Notes (F)                                 544,887           544,643
Senior Subordinated Discount Debentures (F)      208,098           185,644
                                                 -------          --------
                                                 836,543           823,294
Less current portion                             (17,137)          (35,600)
                                                ---------        ---------
                                                $819,406         $ 787,694
                                                ========         =========

Aggregate maturities of long-term debt at December 31, 2001 are as follows:

            2002                                    $ 17,137
            2003                                      21,592
            2004                                       4,902
            2005                                      30,145
            2006                                     277,137
            Thereafter                               498,460
                                                    --------
                                                    $849,373
                                                    ========

A. On August 16, 2001, the Company entered into a new Loan and Security Agreement ("JII Agreement") with Congress Financial Corporation ("Congress") and First Union National Bank ("First Union"). The JII Agreement provides for borrowings up to $110,000 based on the value of certain assets, including inventory, accounts receivable and fixed assets. Interest on borrowings is at the Prime Rate plus an applicable margin, or at the Company's option, the Eurodollar Rate plus an applicable margin (4.8% and 4.2%, respectively, at December 31, 2001). At December 31, 2001, the Company had outstanding borrowings of $5,574, outstanding letters of credit of $9,528, and excess availability of $63,433. The JII Agreement is secured by the assets of substantially all of the Company's domestic Subsidiaries, excluding Kinetek and its subsidiaries. The JII Agreement expires on August 16, 2006.

         On December 18, 2001, Kinetek, Inc. entered into a new Loan and Security Agreement ("Kinetek Agreement") with Fleet Bank ("Fleet"). The Kinetek Agreement provides for borrowings up to $50,000 based on the value of certain assets, including inventory, accounts receivable, inventory, machinery and equipment, and real estate. Outstanding borrowings carry a floating rate of LIBOR plus 2.85% or Prime plus 1.35% (4.7% and 6.1%, respectively at December 31, 2001). Kinetek had $24,834 of outstanding borrowings, $0 of outstanding letters of credit, and $13,261 of excess availability under the Kinetek Agreement at December 31, 2001. Borrowings are secured by the stock and substantially all of the assets of Kinetek. The Kinetek Agreement expires on December 18, 2005.


B. Notes payable are due in monthly or annual installments and bear interest at rates ranging from 6.0% to 8.0%.

C. Subordinated promissory notes payable are due to minority interest shareholders and former shareholders of certain Subsidiaries in annual installments through 2004, and bear interest ranging from 8% to 9%. The loans are unsecured.

D. Interest rates on capital leases range from 3% to 9.5% and mature in installments through 2008.


         The future minimum lease payments as of December 31, 2001 under capital leases consist of the following:

            2002                                           $9,494
            2003                                            8,616
            2004                                            2,136
            2005                                            1,016
            2006                                            1,055
            Thereafter                                        519
              Total                                        ------
            Less amount representing interest              22,836
            Present value of future minimum lease          (2,643)
            payments                                      $20,193
                                                          ========

         The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 2001.

E. Bank term loans consist of a mortgage on the Pamco facility, which bears interest at 8.1% and is due in monthly installments through 2003. The mortgage is secured by the Pamco facility. There is also a mortgage on the Deflecto facility, which bears interest at .25% below the prime rate and is due in 2028.

F. In April 1997, the Company issued $214,036 aggregate principal amount of 11 3/4% Senior Subordinated Discount Debentures due 2009 ("2009 Debentures"). The 2009 Debentures were issued at a substantial discount from the principal amount. Interest on the 2009 Debentures is payable in cash semi-annually on April 1 and October 1 of each year beginning October 1, 2002. The 2009 Debentures are redeemable for 105.875% of the accreted value from April 1, 2002 to March 31, 2003, 102.937% from April 1, 2003 to March 31, 2004 and 100% from
         April 1, 2004 and thereafter plus any accrued and unpaid interest from April 1, 2002 to the redemption date if such redemption occurs after April 1, 2002. The fair value of the 2009 Debentures was approximately $27,825 at December 31, 2001. The fair value was calculated using the 2009 Debentures' December 31, 2001 market price multiplied by the face amount. The 2009 Debentures are unsecured obligations of the Company.

         In July 1997, the Company issued $120,000 of 10 3/8% Senior Notes due 2007 ("2007 Seniors"). These notes bear interest at a rate of 10 3/8% per annum, payable semi-annually in cash on February 1 and August 1 of each year. The 2007 Seniors are redeemable for 105.188% of the principal amount from August 1, 2002 to July 31, 2003, 102.594% from August 1, 2003 to July 31, 2004 and 100% from August 1, 2004 and thereafter plus any accrued and unpaid interest to the date of redemption. The fair value of the 2007 Seniors was approximately $60,000 at December 31, 2001. The fair value was calculated using the 2007 Seniors' December 31, 2001 market price multiplied by the face amount. The 2007 Seniors are unsecured obligations of the Company.

         In March 1999, the Company issued $155,000 of 10 3/8% Senior Notes due 2007 ("New 2007 Seniors"). These notes have the identical interest and redemption terms as the 2007 Seniors. The notes were issued at a discount of 96.62% of face value including accrued interest, resulting in net cash to the Company of $149,761. The fair value of the New 2007 Seniors was approximately $77,500 at December 31, 2001. The fair value was calculated using the New 2007 Seniors' December 31, 2001 market price multiplied by the face amount. The New 2007 Seniors are unsecured obligations of the Company.

         Kinetek has outstanding $270,000 of 10 3/4% Senior Notes due November 2006 ("Kinetek Notes"). Interest on the Kinetek Notes is payable in arrears on May 15 and November
         15. The notes are redeemable at the option of Kinetek, in whole or in part, at any time on or after November 15, 2001. The fair value of the Kinetek Notes at December 31, 2001 was $234,900. The fair value was calculated using the Kinetek Notes' December 31, 2001 market price multiplied by the face amount. The Kinetek Notes are unsecured obligations of Kinetek, Inc.

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

The Indenture governing the Kinetek Notes contains certain convenants which, among other things, restricts the ability of Kinetek to incur additional indebtedness, to pay dividends or make other restricted payments, engage in transactions with affiliates, to complete certain mergers or consolidations, or to enter into certain guarantees of indebtedness.

The Company is, and expects to continue to be, in compliance with the provisions of these Indentures.

Included in interest expense are $4,666, $5,067 and $4,679 of amortization of debt issuance costs for the years ended December 31, 2001, 2000, and 1999, respectively.

Note 13 - Income taxes

Loss from continuing operations before income taxes and minority interest is as follows:


                                        Year ended December 31,
                                        -----------------------
                                        2001      2000      1999
                                        ----      ----      ----

        Domestic                     $(71,458)   $(45,200)  $(10,140)
        Foreign                         7,457       6,316      3,537
                                     --------    --------   --------
         Total                       $(64,001)   $(38,884)  $ (6,603)
                                     =========   =========  =========

The benefit for income taxes from continuing operations consists of the following:


                                    Year ended December 31,
                                    -----------------------
                                     2001           2000        1999
                                     ----           ----        ----

Current:

Federal                          $(13,711)         $(9,601)     $3,191
Foreign                             3,242            3,664       4,793
State and Local                     1,394           (1,253)      3,606
                                  --------         --------    --------
                                   (9,075)          (7,190)     11,590
Deferred                            3,752            3,999     (12,542)
                                  --------          -------    --------
   Total                          $(5,323)          $(3,191)     $(952)
                                  ========          ========   ========

Significant components of the Company's deferred tax liabilities and assets are as follows:


                                        December 31,      December 31,
                                           2000              2000
Deferred tax liabilities:               ---------          --------

Intangibles                                $16,567           $11,918
Tax over book depreciation                   9,177            10,494
Inter company tax gains                      5,205             5,869
Acquisition related liabilities              3,046             3,046
Other                                        2,011             1,718
                                           -------           -------
   Total deferred tax liabilities          $36,006           $33,045
                                           =======           =======

                                          Dec 31,           Dec 31,
                                           2001              2000
Deferred tax assets:

NOL carryforward                          $13,605           $13,605
Accrued interest on discount
 debentures                               15,553            15,553
Pension obligation                           681               796
Vacation accrual                           1,122             1,216
Uniform capitalization of
 inventory                                2,739              2,751
Allowance for doubtful accounts           4,283              1,754
Deferred financing fees                     538                623
Intangibles                               6,141              5,913
Book over tax depreciation                3,998              3,542
Medical claims reserve                    1,855                873
Accrued commissions and bonuses             357                281
Warranty accrual                            558                135
Inventory reserves                        2,356              1,867
Restructuring reserve                     1,756                595
Loss on sale of subsidiary                  -                1,107
Deferred income                             198                592
Interest income                             620                309
Other                                    12,761              6,990
                                         ------              -----
   Total deferred tax assets           $ 69,121            $58,502
Valuation allowance for deferred
 tax assets                            $(25,015)         $ (13,605)
                                       ---------          ---------
   Total deferred tax assets           $ 44,106          $  44,897
                                       --------           --------
   Net deferred tax assets             $  8,100          $  11,852
                                       ========          =========

The increase in the valuation allowance during 2001 and 2000 was $11,410 and $495, respectively.

The benefit for income taxes from continuing operations differs from the amount of income tax benefit computed by applying the United States federal income tax rate to loss before income taxes. A reconciliation of the differences is as follows:


                                         Year ended December 31,
                                         -----------------------
                                        2001             2000         1999
                                        ----             ----         ----


Computed statutory tax benefit         $(22,400)       $(13,609)     $(2,311)
Increase (decrease) resulting from:
  Amortization of goodwill                1,616           6,836        1,280
  Meals and entertainment                   238             285          273
  State and local tax                       289           (1,953)       (164)
  Increase in valuation allowance        11,410             495          636
  Foreign tax rate differential           1,268           1,879        1,427
  Foreign tax holidays                     (152)           (313)           -
  Other items, net                        2,408           3,189       (2,093)
                                        -------         -------       -------
Benefit for income taxes                $(5,323)        $(3,191)       $(952)
                                        ========        ========      ========

As of December 31, 2001, consolidated net operating loss carryforwards are approximately $34,400 for regular tax purposes, and expire in various years through 2016. These loss carryforwards, entirely attributable to Welcome Home, are subject to separate return limitation year rules. A full valuation allowance has been provided against these loss carryforwards.

A consolidated net operating loss carryback of approximately $40,000 for federal income tax purposes was generated during 2001. The Company recorded an income tax receivable at December 31, 2001 related to this item.

Note 14 - Sale of Subsidiaries

On February 2, 2001, the Company sold the assets of Riverside to a third-party for cash proceeds of $16,663. Riverside is a publisher of Bibles and a distributor of Bibles, religious books and music recordings. The Company recognized a loss on the sale of $2,798, which was recorded in the fourth quarter of 2000.

On March 19, 1999, the Company sold the assets of Consolidated Plumbing Industries ("CPI" or "Retube" or "Pex"), a part of JTP, for $3,389. There was no gain or loss associated with the sale.

On November 9, 1999, the Company sold the net assets of Parsons Precision Products ("Parsons") for $22,000. The Company recorded a gain of $10,037 associated with the sale.

Note 15 - Related party transactions

An individual who is shareholder, Director, General Counsel, and Secretary for the Company is also a partner in a law firm used by the Company. The firm was paid $1,757, $1,688, and $2,880 in fees and expenses in 2001, 2000, and 1999, respectively. The rates charged to the Company were at arms-length.

Certain shareholders of TJC Management Corporation ("TJC") are also shareholders of the Company. On July 25, 1997, a previous agreement with TJC was amended and restated. Effective January 1, 2000, the Company pays TJC a $250 quarterly fee for management services. The Company accrued fees to TJC of $1,000, $1,000, and $3,000 in 2001, 2000, and 1999, respectively, related to this agreement. These expenses are classified in "management fees and other" in the Company's statements of operations.

On July 25, 1997, a previous agreement with TJC was amended and restated. Under the new agreement, the Company pays TJC an investment banking fee of up to 1%, based on the aggregate consideration paid, for its assistance in acquisitions undertaken by the Company or its subsidiaries, and a financial consulting fee not to exceed 0.5% of the aggregate debt and equity financing that is arranged by TJC, plus the reimbursement of out-of-pocket and other expenses. The Company paid $0, $0 and $1,176 in 2001, 2000, and 1999, respectively, to TJC for their assistance in relation to acquisition and refinancing activities. At December 31, 2001, $8,092 was accrued related to this agreement and is included in "accrued liabilities" on the Company's balance sheet.

The Company has agreements to provide management and consulting services to various entities whose shareholders are also shareholders of the Company. The Company also has agreements to provide investment banking and financial consulting services to these entities. Fees for management and consulting services are typically a percentage of the entity's net sales or earnings before interest, taxes, depreciation and amortization. Fees for investment banking and financial consulting services are based on the aggregate consideration paid for acquisitions or the aggregate debt and equity financing that is arranged by the Company, plus the reimbursement of out-of pocket and other expenses. Amounts due from affiliated entities as a result of providing the services described above were $3,810 and $2,469 as of December 31, 2001 and 2000, respectively, and are classified in "prepaid expenses and other current assets" in the Company's balance sheets. The Company has also made unsecured advances to certain of these entities for the purpose of funding operating expenses and working capital needs. These advances totaled $12,470 and $9,081 in 2001 and 2000, respectively, and are classified in "prepaid expenses and other current assets" in the Company's balance sheets. The Company had reserves of $10,400 and $4,700 at December 31, 2001 and 2000, respectively, related to these management and consulting services and advances. The increase of $5,700 and $4,700 in 2001 and 2000, respectively, is reflected in "management fees and other" in the Company's statements of operations.

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

Note 17 - Preferred Stock

M&G Holdings has $1,500 of senior, non-voting 8.0% cumulative preferred stock outstanding to its minority shareholders. The liquidation value of the preferred stock was $2,164 and $1,998 as of December 31, 2001 and 2000, respectively.

Note 18 - Business segment information

The Company's business operations are classified into five business segments: Specialty Printing and Labeling, Jordan Specialty Plastics, Jordan Auto Aftermarket, Kinetek, and Consumer and Industrial Products. As of July 21, 1999, Welcome Home is consolidated in the Company's results of operations and is included in the Consumer and Industrial Products segment (see note 3).

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

Jordan Specialty Plastics includes the manufacturing of point-of-purchase advertising displays by Beemak; manufacture and marketing of safety reflectors, lamp components, bicycle reflector kits, modular storage units, colorants and emergency warning triangles by Sate-Lite; and design, manufacture, and marketing of plastic injection-molded products for mass merchandisers, major retailers, and large wholesalers and manufacture of extruded vinyl chairmats for the office products industry by Deflecto.

Jordan Auto Aftermarket includes the remanufacturing of transmission sub-systems for the U.S. automotive aftermarket by Dacco; the remanufacturing and manufacturing of transmission sub-systems and the manufacturing of clutch and discs and air conditioning compressors for the U.S. automotive aftermarket at Alma; and manufacture of air-conditioning components for the US automotive aftermarket, heavy duty truck OE, and international markets at Atco.

Kinetek includes the manufacture of specialty purpose electric motors for both industrial and commercial use by Imperial; precision gears and gearboxes by Gear; AC and DC gears and gear motors and sub-fractional AC and DC motors and gear motors for both industrial and commercial use by Merkle Korff and FIR; and electronic motion control systems for use in industrial and commercial processes such as conveyor systems, packaging systems, elevators and automated assembly operations by ED&C and Motion Control.

Consumer and Industrial Products includes the manufacturing and importing of decorative home furnishing accessories by Cape; the specialty retailing of gifts and decorative home accessories by Welcome Home; manufacture of orthopedic supports and pain reducing medical devices at Cho-Pat, manufacture and development of flavors used in beverages and foods at Flavorsource; the development of Internet business solutions by Online Environs; the providing of Internet access to Midwestern markets by ISMI; and the storage of data and access to dedicated Internet connectivity at GramTel.

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

Identifiable assets are those used by each segment in its operations. Corporate assets consist primarily of cash and cash equivalents, equipment, notes receivable from affiliates and deferred financing costs.

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

Summary financial information by business segment is as follows:

                                         Year ended December 31,
                                        ------------------------
                                         2001      2000           1999
                                         ----      ----           ----
Net Sales:
  Specialty Printing and Labeling        $112,123     $122,691    $117,678
  Jordan Specialty Plastics                98,733       98,353      86,284
  Jordan Auto Aftermarket                 147,047      141,213     131,935
  Kinetek                                 287,362      316,666     307,877
  Consumer and Industrial Products         77,558      128,373     122,881
    Total                                 --------    --------    --------
                                          $722,823    $807,296    $766,655
                                          ========    ========    ========


Operating income (loss):
  Specialty Printing and Labeling        $(984)        $7,210      $7,638
  Jordan Specialty Plastics              2,057          1,928       4,319
  Jordan Auto Aftermarket               19,494         20,449      16,675
  Kinetek                               37,272         36,497      50,597
  Consumer and Industrial Products      (3,485)         3,071       7,867
    Total business segment operating
     income                             54,354         69,155      87,096

  Corporate expense                    (25,636)       (14,142)    (17,851)
    Total consolidated operating       --------       --------    --------
     income                            $28,718        $55,013     $69,245
                                       ========       ========    ========


Depreciation and Amortization:
  Specialty Printing and Labeling       $4,980         $4,786       $4,563
  Jordan Specialty Plastics              6,677          6,312        5,174
  Jordan Auto Aftermarket                4,595          4,234        3,100
  Kinetek                               14,611         29,964       14,594
  Consumer and Industrial Products       3,509          4,134        3,228
    Total business segment               -----          -----        -----
     amortization and depreciation      34,372         49,430       30,659
  Corporate                              4,724          5,748        5,492
     and amortization                  $39,096        $55,178      $36,151
                                       =======        =======      =======
Capital expenditures:
  Specialty Printing and Labeling       $1,882        $3,083       $1,591
  Jordan Specialty Plastics              2,623         5,630        2,852
  Jordan Auto Aftermarket                1,209         1,992        1,244
  Kinetek                                4,577         5,275        4,327
  Consumer and Industrial Products       1,045         3,984        1,296
  Corporate                              1,478         1,282        1,002
    Total capital expenditures           -----         -----        -----
                                         $12,814     $21,246      $12,312
                                         =======     =======     ========

                                                   December 31,


                                                  2001           2000
                                                  ----           ----
Identifiable assets:

  Specialty Printing and Labeling              $100,422          $103,895
  Jordan Specialty Plastics                     114,103           119,749
  Jordan Auto Aftermarket                       154,491           152,618
  Kinetek                                       354,098           359,197
  Consumer and Industrial Products               44,441            82,887
   Total consolidated business segment         --------          --------
    assets                                      767,555           818,346
  Corporate assets                               61,841            69,155
   Total consolidated identifiable             --------          --------
     assets                                    $829,396          $887,501
                                               ========          ========


--------------------------------------------------------------------------------

Summary financial information by
 geographic area is as follows:          Year ended December 31,
                                         -----------------------
                                          2001           2000       1999
                                          ----           ----       ----
Net sales to unaffiliated customers:
United States                            $648,955    $728,714    $709,986
Foreign                                    73,868      78,582      66,669
  Total                                  $722,823    $807,296    $776,655
Identifiable assets:                     =========   ========    =========
United States
Foreign                                 $752,944     $817,013   $1,087,351
  Total                                   76,452       70,488       72,145
                                        --------     --------   ----------
                                        $829,396     $887,501   $1,159,496
                                        ========     ========   ==========


Note 19 - Acquisition and formation of subsidiaries

On July 23, 2001, the Company purchased the customer lists of The George Kreisler Corporation ("Kreisler") for $204 in cash. Kreisler has been fully integrated into Pamco.

On July 3, 2001, the Company purchased the assets of Pioneer Paper Corp. ("Pioneer"). Pioneer is a manufacturer of printed folding paperboard boxes, insert packaging, and blister pack cards. The Company paid $3,134 in cash for the assets. The purchase price was preliminarily allocated to accounts receivable of $1,343, inventory of $298, property, plant and equipment of $1,000, net operating liabilities of $(303), and resulted in an excess purchase price over identifiable assets of $796. Pioneer has been fully integrated into Seaboard.

On June 30, 2001, the Company purchased Atco Products ("Atco"). Atco is a manufacturer of air-conditioning components for the automotive aftermarket, heavy duty truck OE and international markets. The Company paid $7,344 in cash for the assets of Atco. The purchase price has been preliminarily allocated to working capital of $4,264 and property, plant and equipment of $3,080.

On April 6, 2001, Kinetek, through its wholly-owned subsidiary
Merkle-Korff, acquired substantially all of the assets, properties, and business of Koford Engineering, Inc. for $690. The purchase price has been preliminarily allocated to working capital of $121, property, plant and equipment of $130, and resulted in an excess purchase price over identifiable assets of $439.

On March 7, 2001, the Company purchased the assets of J.A. Larson Company ("JA Larson"). JA Larson is a flexographic printer of pressure sensitive labels, tags and seals, which are manufactured in a wide variety of shapes and sizes. JA Larson has been fully integrated into Pamco. The Company paid $433 in cash for the assets. The purchase price was allocated to inventory of $100, property and equipment of $20 and resulted in an excess purchase price over identifiable assets of $313. JA Larson has been fully integrated into Pamco.

In December 2000, the Company completed the formation of GramTel USA, Inc. ("GramTel USA"). The Company sold the stock of GramTel, a Restricted Subsidiary under the Company's Indenture, to GramTel USA for $500 of GramTel USA Preferred Stock, which accretes at 51% of the GramTel USA net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the end of year five (unless such redemption is prohibited by a GramTel USA or a Company debt covenant). Certain of the Company's affiliates and GramTel USA's management own substantially all of GramTel USA's common stock with the Company owning only 5.6% of the common stock.

In December 2000, the Company started investing in GramTel. GramTel is an information technology infrastructure outsourcing company that allows its customers to transfer, protect and store their mission critical data at regionally located Secure Network Access Centers. The Company has invested $5,418 in GramTel through December 31, 2001 for property, equipment and other start-up related expenses.

On October 23, 2000, the Company purchased the stock of Flavorsource, Inc. ("Flavorsource") for $10,293 including costs directly related to the transaction. Flavorsource is a developer and compounder of flavors for use in beverages of all kinds, including coffee, tea, juices, bar mixes, sodas, and cordials, as well as in nutritional foods, bakery products and ice cream and dairy products. The acquisition was financed with $9,043 in cash and a $1,250 subordinated seller note. The purchase price has been allocated to working capital of $270 and property, plant and equipment of $66, and resulted in an excess purchase price over net identifiable assets of $9,957.

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

On June 2, 2000, the Company completed the formation of Specialty Internet Holdings, LLC ("SIH"). The Company sold the stock of Online Environs, a Restricted Subsidiary under the Company's Indenture, for $60 of SIH
Preferred Stock, which accretes at plus or minus 51% of the SIH net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the end of year five (unless such redemption is prohibited by a SIH or Company debt covenant), and a $2,800 note. Certain of the Company's affiliates and SIH management own substantially all of the SIH common units with the Company owning only 8.3% of SIH common units.

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

On December 31, 1999, Kinetek, through its wholly owned subsidiary FIR, acquired certain net assets of the L'Europea Electric Hoist division ("L'Europea") from Pramac Industriale for approximately $2,568 in cash and a $2,632 subordinated seller note. L'Europea hoists are electric pulleys and elevators used for lifting applications mainly found at construction sites. As FIR's operations are included for periods ending two months prior to the Company's year-end and interim periods, the effects of this transaction were not included in the Company's results until 2000. The purchase price was allocated to working capital of approximately $1,236 and resulted in an excess purchase price over net identifiable assets of $3,964.

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

On July 30, 1999, the Company purchased Tele-Flow, Inc. ("Tele-Flow") for $3,660. Tele-Flow is a manufacturer of polystyrene plastic injection molded heating, ventilation and air conditioning ("HVAC") registers, air diffusers and flexible air ducts. The purchase price was allocated to working capital of $232, property, plant, and equipment of $1,811 and non-current liabilities of ($185), resulting in an excess purchase price over identifiable assets of $1,802. Tele-Flow has been fully integrated into Deflecto.

On July 1, 1999, the Company acquired Supreme Die Cutting, Inc. ("Supreme"). Supreme is a manufacturer of folding cartons and specialty paperboard products. The purchase price of $514 including costs directly related to the transaction, was allocated to inventory of $50 and property, plant and equipment of $450, and resulted in an excess purchase price over identifiable assets of $14. Supreme has been fully integrated into Seaboard.

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

The above acquisitions have been accounted for as purchases and their operating results have been consolidated with the Company's results since the respective dates of acquisition. Unaudited pro forma information with respect to the Company as if the above acquisitions and the divestitures (see Note 14) had occurred at the beginning of the respective period, is as follows:
                                                       Year ended
                                                      December 31,
                                                     2001           2000
                                                     ----           ----

Net sales                                            $728,228     $782,945
Net loss                                             (57,593)      (24,728)

Note 20 - Additional Purchase Price Agreements

The Company has a contingent purchase price agreement relating to its acquisition of Deflecto in 1998. The plan is based on Deflecto achieving certain earnings before interest and taxes and is payable on April 30, 2008. If Deflecto is sold prior to April 30, 2008, the plan is payable 120 days after the transaction.

The Company has a deferred purchase price agreement relating to its acquisition of Yearntree in December 1999. The agreement is based on Yearntree achieving certain agreed upon cumulative net income before interest and taxes for the 24 months beginning January 1, 2000 and ending December 31, 2001. The agreement is payable 30 days after the receipt of the December 31, 2001 audited financial statements. On March 8, 2002, the Company paid $560 related to the above agreement.

The Company also has a deferred purchase price agreement relating to its acquisition of Teleflow in July 1999. This agreement is based upon Teleflow achieving certain agreed upon earnings before interest, taxes, depreciation, and amortization for each year through the year ended December 31, 2002. The Company paid $260 and $500 in 2001 and 2000, respectively, related to this agreement.

Kinetek has an additional purchase price agreement relating to its acquisition of Advanced DC in May 1998. The terms of this agreement provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. Kinetek made a payment related to this agreement of $3,093 to the sellers of Advanced DC in March 2000 and a payment of $3,200 in March 1999. These contingent payments are recorded as an addition to goodwill.

Kinetek also has a contingent purchase price agreement relating to its acquisition of Motion Control on December 18, 1997. The terms of this agreement provide for additional consideration to be paid to the sellers. The agreement is exercisable at the sellers' option during a five year period beginning in 2003. When exercised, the additional consideration will be based on Motion Control's operating results over the two preceding fiscal years. Payments, if any, under the contingent agreement will be placed in a trust and paid out in cash over a four-year period, in annual installments according to a schedule, which is included in the agreement. Additional consideration, if any, will be recorded as an addition to goodwill.

Note 21 - Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Note 22 - Goodwill Impairment

During the third quarter of 2000, the Company recorded a non-cash impairment charge of $14,636 associated with the write-down of goodwill relating to one of the Kinetek businesses, ED&C. This write-down of goodwill is not deductible for income tax purposes. Significant adverse changes in ED&C's business environment as well as historical, current and projected cash flow losses led management to evaluate the operations of ED&C. As a result of this evaluation, management concluded that ED&C's goodwill was impaired, and accordingly, it has been written down to zero, the Company's best estimate of its fair value was determined using expected future cash flows. Considerable management judgment is necessary to determine fair value. Accordingly, actual results could vary significantly from these estimates.

Note 23 - Quarterly Financial Information (Unaudited)


                                                   Three Months Ended
                             December 31         September 30       June 30          March 31
                             -----------         ------------       --------         --------

2001:
Net sales                     $175,218            $180,026          $184,973          $182,606
Cost of sales,
 excluding depreciation        109,991             115,218           117,751           117,044
Loss from continuing
 operations                    (18,616)            (24,862)           (6,705)           (8,089)
Net loss                       (18,616)            (24,862)           (6,705)           (8,089)


2000:

Net sales                     $205,297            $203,798          $207,083          $191,118
Cost of sales,
 excluding depreciation        130,963             130,604           129,809           122,379
(Loss) income from continuing
 operations                    (14,354)            (18,967)              552            (3,277)
Net (loss) income               (9,120)            (19,098)            9,350           186,746


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE


      None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following sets fourth the names and ages of each of the Company's directors and executive officers and the positions they hold at the
Company:

Name                   Age  Position with the Company


  John W. Jordan II   54   Chairman of the Board of Directors and Chief
                              Executive Officer.
  Thomas H. Quinn     54   Director, President and Chief Operating Officer.
  Joseph S. Steinberg 58   Director.
  David W. Zalaznick  47   Director.
  Jonathan F. Boucher 45   Director, Vice President and Assistant Secretary.
  G. Robert Fisher    62   Director, General Counsel and Secretary.

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

Item 11.        EXECUTIVE COMPENSATION


The following table shows the cash compensation paid by the Company, for the three years ended December 31, 2001, for services in all capacities to the President and Chief Operating Officer of the Company.


                                 Summary Compensation Table(1)

                                      Annual Compensation
                                ------------------------------------------------
Name and Principal Position      Year     Salary    Bonus    Other Compensation
---------------------------      ----     ------    -----    ------------------
John W. Jordan II, Chief
Executive Officer(2)
                                  2001        -              -              -
                                  2000        -              -              -
                                  1999        -              -              -
Thomas H. Quinn,
President and Chief
Operating Officer                 2001     750,000      250,000        13,800
                                  2000     750,000    1,250,000        13,800
                                  1999     700,000    1,906,150        13,800



------------------------------------

(1) The aggregate number of shares of restricted Common Stock held by the Company's executive officers and directors at December 31, 2001 was 5,000 shares, consisting of 4,000 shares held by Mr. Quinn and 1,000 shares held by Mr. Boucher. The value of the restricted shares is not able to be calculated because there is no market price for shares of the Company's unrestricted Common Stock. Dividends will be paid on the restricted shares to the same extent paid on unrestricted shares. See "Management-Restricted Stock Agreements".


(2) Mr. Jordan derived his compensation from The Jordan Company for his services to the Company and its subsidiaries. He received no compensation from the Company or its subsidiaries for his services as Chief Executive Officer.

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

Item 12.        PRINCIPAL STOCKHOLDERS


The following table furnishes information, as of April 3, 2002, as to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock (ii) each director and executive officer of the Company, and (iii) all officers and directors of the Company as a group.


                                            Amount of Beneficial Ownership
                                         ---------------------------------------
                                           Number of       Percentage Owned(1)
                                           Shares
Executive Officers and Directors           -----
John W. Jordan, II (2) (3) (4)              41,820.9087           42.5%
David W. Zalaznick (3) (5) (6)              19,965.0000           20.3%
Thomas H. Quinn (7)                         10,000.0000           10.2%
Leucadia Investors, Inc. (3)                 9,969.9999           10.1%
Jonathan F. Boucher (8)                      5,533.8386            5.6%
G. Robert Fisher (4) (9)                       624.3496            0.6%
Joseph S. Steinberg (10)                         0.0000            0.0%
All directors and officers as a group
(5 persons) (3)                             87,914.0968           89.3%


------------------------------------


(1) Calculated pursuant to Rule 13d-3 (d) under the Exchange Act. Under Rule 13d-3 (d), shares not outstanding which are subject to options, warrants, rights of conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentages owned by each other person listed. As of December 31, 2001, there were 98,501.0004 shares of Common Stock issued and outstanding.

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

Item 13. CERTAIN TRANSACTIONS

Employment Agreements; Stock Transactions. On February 25, 1988, the Company entered into an employment agreement with Thomas H. Quinn, pursuant to which Mr. Quinn became the President and Chief Operating Officer of the Company, effective January 1, 1988. See "Item 11-Employment Agreement".

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

JIR. The Company has $15.4 million of unsecured advances due from JIR Broadcast, Inc. and JIR Paging, Inc. Each of these company's Chief Executive Officer is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other, partners, principals and associates of The Jordan Company who are also the Company's stockholders. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors.

JZ International, LLC. In November 1998, the Company, through Kinetek, invested $5.6 million in Class A Preferred Units and $1.7 million in Class B Preferred Units of JZ International, LLC. In April 2000, the Company, through Kinetek, invested an additional $5.0 million in Class A Preferred Units of JZ International, LLC. This increases the Company's investment in JZ International to $12.3 million at December 31, 2001. JZ International's Chief Executive Officer is David W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other members. JZ International is focused on making European and other international investments.

ISMG. As of December 31, 2001, the Company has made unsecured advances of approximately $11.3 million to Internet Services Management Group ("ISMG"). ISMG is an Internet services provider ("ISP") for more than 100,000 customers. The Company also owns $1.0 million of ISMG's 5% mandatorily redeemable cumulative preferred stock and 5% of the common stock of ISMG, with the remainder owned by the Company's stockholders and management of ISMG.

Certain Other Transactions. See notes 4, 5, 8, and 15 to the Consolidated Financial Statements for additional information regarding certain transactions involving the Company and other companies and entities in which the Company's stockholders, directors, officers and affiliates have an interest.

Legal Counsel. Mr. G. Robert Fisher, a director of, and the general counsel and secretary to, the Company, is also a partner of Sonnenschein, Nath & Rosenthal. Mr. Fisher and his law firm have represented the Company and The Jordan Company in the past, and expect to continue representing them in the future. In 2001, Sonnenschein, Nath & Rosenthal were paid approximately $1.8 million in fees and expenses by the Company.

Directors and Officers Indemnification. The Company has entered into indemnification agreements with each member of the Board of Directors whereby the Company has agreed, subject to certain exceptions, to indemnify and hold harmless each director from liabilities incurred as a result of such persons status as a director of the Company. See "Item 10-Directors and Executive Officers of the Company".

Future Arrangements. The Company has adopted a policy that future transactions between the Company and its officers, directors and other affiliates (including the Kinetek Subsidiaries) must (i) be approved by a majority of the members of the Board of Directors and by a majority of the disinterested members of the Board of Directors and (ii) be on terms no less favorable to the Company than could be obtained from unaffiliated third-parties.

Service Agreements. Certain shareholders of TJC Management Corporation ("TJC") are also shareholders of the Company. On July 25, 1997, a previous agreement with TJC was amended and restated. Effective January 1, 2000, the Company pays TJC a $0.3 million quarterly fee for management services. The Company accrued fees to TJC of $1.0 million, $1.0 million, and $3.0 million in 2001, 2000, and 1999, respectively, related to this agreement.

On July 25, 1997, a previous agreement with TJC was amended and restated. Under the new agreement, the Company pays TJC an investment banking fee of up to 1%, based on the aggregate consideration paid, for its assistance in acquisitions undertaken by the Company or its subsidiaries, and a financial consulting fee not to exceed 0.5% of the aggregate debt and equity financing that is arranged by TJC, plus the reimbursement of out-of-pocket and other expenses. The Company paid $0, $0, and $1.2 million in 2001, 2000, and 1999, respectively, to TJC for their assistance in relation to acquisition and refinancing activities. At December 31, 2001, $8.1 million was accrued related to this agreement.

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

(2)      Financial Statement Schedule

         The following financial statement schedule for the years ended December 31, 2001, 2000, and 1999 is submitted herewith:


         Item                                                     Page Number
         ----                                                     -----------
         Schedule II - Valuation and qualifying accounts              77


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

(a)      Reports on Form 8-K


         8-K filed on August 16, 2001 regarding Loan and Security Agreement with Congress Financial and First Union National Bank.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          JORDAN INDUSTRIES, INC.


                                        By   /s/ John W. Jordan II
                                            -----------------------------------
                                             John W. Jordan II
Dated:    April 3, 2002                      Chief Executive Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                        By   /s/ John W. Jordan II
                                             -----------------------------------
                                              John W. Jordan, II
Dated:    April 3, 2002                       Chairman of the Board of
                                              Directors and Chief
                                              Executive Officer








                                        By   /s/ Thomas H. Quinn
                                             -----------------------------------
                                             Thomas H. Quinn
Dated:     April 3, 2002                     Director, President and
                                             Chief Operating Officer









                                        By   /s/ Jonathan F. Boucher
                                             -----------------------------------
                                             Jonathan F. Boucher
Dated:            April 3, 2002              Director, Vice President,
                                             and Assistant Secretary

                                        By   /s/ G. Robert Fisher
                                             -----------------------------------
                                              G. Robert Fisher
Dated:            April 3, 2002               Director, General Counsel
                                              and Secretary









                                        By   /s/ David W. Zalaznick
                                             -----------------------------------
                                             David W. Zalaznick
Dated:            April 3, 2002              Director









                                        By   /s/ Joseph S. Steinberg
                                             -----------------------------------
                                             Joseph S. Steinberg
Dated:            April 3, 2002              Director









                                        By   /s/ Thomas C. Spielberger
                                        ----------------------------------------
                                           Thomas C. Spielberger
Dated:            April 3, 2002            Sr. Vice President,
                                           Finance and Accounting
                                          (Principal Financial Officer)

                                                                 Schedule II

                            JORDAN INDUSTRIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                            (dollars in thousands)


                                                                           Uncollectible
                                                         Additions        balances written                Balance at
                                       Balance at     charged to cost        off net of                     end of
                                      beginning of      and expenses         recoveries       Other        period
                                          period

December 31, 1999:


Allowance for doubtful accounts           3,256            1,923               (2,043)         (327)       2,809
Valuation allowance for deferred
   tax assets
                                         12,474              636                    -            -        13,110

December 31, 2000:


Allowance for doubtful accounts
                                          2,809            2,849               (1,178)          (96)       4,384
Valuation allowance for deferred
   tax assets
                                         13,110              495                    -             -       13,605

December 31, 2001:

Allowance for doubtful accounts
                                          4,384            2,720               (2,419)         (188)       4,497
Valuation allowance for deferred
   tax assets
                                         13,605           11,410                    -              -      25,015




                               EXHIBIT INDEX


1(a)8   -- Purchase Agreement, dated March 22, 1999, by and among Jordan
           Industries, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Jeffries & Company, Inc. and BancBoston Robertson Stephens Inc.*
1(b)7   -- Purchase Agreement,  dated July 21, 1997, by and among Jordan
           Industries, Inc., Jeffries & Company, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation.
1(c)7   -- Purchase and Sale Agreement,  dated as of April 2, 1997, by and between Jordan Industries, Inc. and the holders of 11 3/4% Senior Subordinated Discount Debentures due 2005 parties thereto.
1(d)7   -- Purchase and Sale Agreement,  dated as of April 2, 1997, by and between Jordan  Industries,  Inc. and the holders of 11 3/4%
           Senior Subordinated Discount Debentures due 2005 parties thereto.
1(e)7   -- Exchange Agreement, dated as of April 2, 1997, by and between Jordan
           Industries, Inc. and the holders of 11 3/4% Senior Subordinated Discount Debentures due 2005 parties thereto.
2(a)4   -- Agreement and Plan of Merger between Thos. D. Murphy Company and
           Shaw-Barton, Inc.
2(b)5  --  Asset Purchase  Agreement between Alma Piston  Company and Alma
           Products  Holdings,  Inc.  dated as of February 26, 1999.
3(a)1  --  Articles of Incorporation of the Registrant.
3(b)1  --  By-Laws of the Registrant.
4(a)8  --  Series C and Series D 10 3/8% Senior Notes Indenture,  dated
           March 22, 1999, between Jordan Industries, Inc. and U.S. Bank Trust National Association.
4(b)7  --  Series A and Series B 10 3/8% Senior Notes  Indenture,  dated
           July 25, 1997, between Jordan Industries, Inc. and First Trust National Association, as Trustee.
4(c)8  --  First Supplemental Indenture, dated March 9, 1999, between Jordan
           Industries, Inc. and U.S. Bank & Trust Company f/k/a First Trust National Association, as Trustee, to the 10 3/8% Senior Notes Indenture, dated July 25, 1997.
4(d)7  --  Series A and Series B 11 3/4% Senior Subordinated Discount
           Debentures Indenture, dated April 2, 1997, between Jordan Industries, Inc. and First Trust National Association, as Trustee.
4(e)7  --  First Supplemental Indenture, dated as of July 25, 1997, between
           Jordan Industries, Inc. and First Trust National Association, as Trustee, to the 11 3/4% Senior Subordinated Discount
           Debentures  Indenture, dated as of April 2, 1997.
4(f)8  --  Second  Supplemental  Indenture,  dated as of March 9, 1999, between Jordan Industries, Inc. and First Trust National Association, as Trustee, to the 11 3/4% Senior Subordinated Discount Debentures Indenture, dated as of April 2, 1997.
4(g)8  --  Global Series D Senior Note.
4(h)7  --  Global Series B Senior Note.
4(i)7  --  Global Series B Senior Subordinated Discount Debenture.
10(a)1 --  Stockholders Agreement, dated as of June 1, 1988, by and among the
           Registrant's holders of Common Stock.
10(b)1 --  Employment Agreement, dated as of February 25, 1988, between the
           Registrant and Thomas H. Quinn.
10(c)1 --  Restricted Stock Agreement, dated February 25, 1988, between the
           Registrant and Jonathan F. Boucher.
10(d)1 --  Restricted Stock Agreement, dated February 25, 1988, between the
           Registrant and Jack R. Lowden.
10(e)1 --  Restricted Stock Agreement, dated February 25, 1988, between the
           Registrant and Thomas H. Quinn.
10(f)1 --  Stock Purchase Agreement, dated June 1, 1988, between Leucadia
           Investors, Inc. and John W. Jordan, II.
10(g)1 --  Zero Coupon Note, dated June 1, 1988, issued by John W. Jordan, II to Leucadia Investors, Inc.
10(h)1 --  Pledge, Security and Assignment Agreement, dated June 1, 1988 by
           John W. Jordan, II.
10(i)* --  Non-Negotiable  Subordinated  Note,  dated as of  January  3,  1994, issued by Valmark (f/k/a Valmark Holdings, Inc.) in the initial principal amount of $4,000,000.

10(j)*   --  Non-Negotiable  Subordinated Note, dated as of May 20, 1994, issued by Pamco (f/k/a Pamco Holdings, Inc.) in the initial principal amount of $2,116,000.
10(k)2*  --  Tax Sharing  Agreement, dated as of June 29, 1994, among the
             Company  and the  subsidiaries  signatory  thereto.
10(l)7,2 --  Properties  Services  Agreement, dated as of July 25, 1997, between  Jordan  Industries,  Inc. and its
             subsidiaries.
10(m)7,2 --  Transition Agreement, dated as of July 25, 1997, between Jordan
             Industries, Inc. and Motors & Gears, Inc.
10(n)7   --  New TJC Management  Consulting  Agreement,  dated as of
             July 25, 1997,  between TJC Management  Corp. and Jordan
             Industries, Inc.
10(o)7   --  Termination Agreement, dated as of July 25, 1997, between Jordan
             Industries, Inc. and its subsidiaries.
10(p)7   --  Form of  Indemnification  Agreement between Jordan Industries,
             Inc. and its subsidiaries and their directors.

10(q)*   --  Non-Negotiable  Subordinated  Note, dated as of February 11, 1998, issued by Deflecto  (f/k/a  Deflecto
             Holdings, Inc.) in the initial principal amount of $5,000,000.
10(r)*   --  Non-Negotiable  Subordinated  Note,  dated as of  February  27,
             1998,  issued  by Rolite  (f/k/a  Rolite Holdings, Inc.) in the initial principal amount of $900,000.
10(s)*   --  Non-Negotiable  Subordinated  Note,  dated as of April 14, 1999, issued by Pamco (f/k/a Pamco  Holdings, Inc.) in the initial principal amount of $1,884,000.
10(t)11* --  Non-Negotiable  Subordinated  Notes, dated as of March 13, 2000, issued by Online (f/k/a Online Environs Holdings, Inc.) in the
             initial principal amount of $391,500.
10(u)*   --  Non-Negotiable Subordinated Note, dated as of June 2, 2000, issued by Instachange (f/k/a IDL Holdings Limited) in the initial principal amount of $3,714,285 (Canadian Dollars).
10(v)*   --  Non-Negotiable  Subordinated  Note,  dated as of  October  23,
             2000, issued by Flavor Source  (f/k/a Flavorsource Holdings, Inc.)
             in the initial principal amount of $1,000,000.
10(w)*   --  Non-Negotiable  Junior  Subordinated  Note, dated as of October
             23, 2000,  issued by Flavor Source (f/k/a Flavorsource Holdings,
             Inc.) in the initial principal amount of $250,000.
10(x)2*  --  Management Consulting Agreement, dated as of August 10, 2001, among JII,  Inc. and the subsidiaries signatory thereto.
10(y)2*  --  Transaction Advisory Agreement, dated as of August 10, 2001, among JII,  Inc.  and the  subsidiaries signatory thereto.
10(z)9   --  Loan and Security Agreement, dated as of August 16,
             2001, among JII, Inc. as borrower, the Company as parent guarantor, the subsidiaries signatory thereto as subsidiary guarantors, Congress Financial Corporation
             (Central) as agent and First Union Bank as lender.
10(aa)2* --  Intercompany Loan Agreement,  dated as of August 16, 2001, among JII, Inc. and the subsidiaries signatory thereto, and accompanying Demand Notes.
10(bb)10 --  Loan and Security Agreement, dated as of December 18, 2001, among Kinetek Industries, Inc. as borrower, Kinetek, Inc. as parent guarantor, the subsidiaries signatory thereto as borrowers or subsidiary guarantors and Fleet Capital
             Corporation as agent.
10(cc)10 --  Management  Consulting  Agreement,  dated as of December  14, 2001, among the Company, Motors and Gears Holdings, Inc. and the subsidiaries signatory thereto.
10(dd)10 --  Transaction Advisory  Agreement, dated as of December  14, 2001, among the Company, Motors and Gears Holdings, Inc. and the subsidiaries signatory thereto.
10(ee)10 --  Properties  Services  Agreement,  dated as of December 14, 2001, among JI Properties, Inc., Motors and Gears Holdings, Inc. and the subsidiaries signatory thereto.
10(ff)10 --  Agreement to Join in the Filing of Consolidated Income Tax
             Returns, dated as of December 14, 2001, among the Company, Motors and Gears Holdings, Inc. and the subsidiaries signatory thereto.
10(gg)10 --  Merkle-Korff Industries,  Inc. Non-Negotiable Subordinated  Note
             in the principal aggregate amount of $5,000,000 payable to John D. Simms Revocable Trust Under Agreement.
10(hh)10 --  Electrical Design and Control Company, Inc.  Non-Negotiable
             Subordinated Note in the principal aggregate amount of $1,333,333 payable to Tina Levire.

10(ii)10 --  Electrical Design and Control Company, Inc. Non-Negotiable
             Subordinated Note in the principal aggregate amount of $1,333,333 payable to Marta Monson.
10(jj)10 --  Electrical Design and Control Company, Inc. Non-Negotiable
             Subordinated Note in the principal aggregate amount of $1,333,334 payable to Eric Monson.
12*      --  Statements re. Computation of Ratios.
21*      --  Subsidiaries of the Registrant.

1. Incorporated by reference to the Company's Registration Statement on Form S-1 (no. 33-24317)

2 The Company entered into Inter-company Demand Notes, Inter-company Management Consulting Agreements, Inter-company Transaction Advisory Agreements, Inter-company Properties Services Agreements and
      Inter-company Tax Sharing Agreements with each subsidiary  not a signatory to the agreements incorporated by reference in this report, which are identical in all material respects with the notes and agreements incorporated by reference in this Report. Copies of such additional notes and agreements have therefore not been included as exhibits to this filing, in accordance with Instruction 2 to Item
      601 of Regulation S-K.
3     Incorporated by reference to the Company's 1988 Form 10-K.
4     Incorporated by reference to the Company's 1989 First Quarter Form 10-Q.
5     Incorporated by reference to the Company's Form 8-K filed April 1, 1999.
6     Incorporated by reference to the Company's 1990 Third Quarter Form 10-Q.
7     Incorporated  by  reference  to the  Company's  Registration  Statement on Form S-4 (No.
      333-34529) filed September 9, 1997.
8     Incorporated  by  reference  to the  Company's  Registration  Statement on Form S-4 (No.
      333-77667) filed May 4, 1999.
9     Incorporated by reference to the Company's Form 8-K filed August 31, 2001.
10 Incorporated by reference to the 2001 Form 10-K of Kinetek, Inc. filed March 28, 2002.
11    The  referenced  note is one of a  series  of  twenty-four
      Non-Negotiable  Subordinated
      Notes issued by Online in the aggregated initial principal amount of $1,500,000. Each of the Non-Negotiable Subordinated Notes is identical in all material respects with the referenced note. Copies of such additional Non-Negotiable Subordinated Notes have therefore not been included as exhibits to this filing, in accordance with Instruction 2 to Item 601 of Regulation S-K.

*     Filed herewith.