Form 10-Q
period 2002-03-31
JORDAN INDUSTRIES INC
filed 2002-05-15
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                          -----------------------


                                 FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2002               Commission File Number 33-24317

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

     The number of shares outstanding of Registrant's Common Stock as of May 15, 2002: 98,501.0004.

                          JORDAN INDUSTRIES, INC.

                                   INDEX


Part I.                                                               Page No.

       Condensed Consolidated Balance Sheets
       at March 31, 2002 (Unaudited), and December 31, 2001               3

       Condensed Consolidated Statements of Operations for the
       Three Months Ended March 31, 2002 and 2001 (Unaudited)             4

       Condensed Consolidated Statements of Cash Flows for
       the Three Months Ended March 31, 2002 and 2001 (Unaudited)         5

       Notes to Condensed Consolidated Financial Statements (Unaudited)   6

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     15


Part II.

       Other Information                                                 20

       Signatures                                                        21

                         JORDAN INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                      March 31,    December 31,
                                                        2002          2001
                                                      ---------    -----------
                                                    (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                             $  21,615    $  26,050
  Accounts receivable, net                                113,570      109,384
  Inventories                                             127,209      122,528
  Income tax receivable                                    13,012       12,245
  Deferred income taxes                                     9,485        8,100
  Prepaid expenses and other current assets                20,169       19,030
                                                        ---------    ---------
    Total Current Assets                                  305,060      297,337

Property, plant and equipment, net                         96,158       99,602
Investments in and advances to affiliates                  46,798       36,443
Goodwill, net                                             348,894      358,970
Other assets                                               34,465       37,044
                                                        ---------    ---------
    Total Assets                                        $ 831,375    $ 829,396
                                                        =========    =========

LIABILITIES AND SHAREHOLDER'S EQUITY (NET
  CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                                      $  50,327    $  47,848
  Accrued liabilities                                      65,616       71,372
  Advance deposits                                          3,579        1,853
  Current portion of long-term debt                        13,996       17,137
                                                        ---------    ---------
    Total Current Liabilities                             133,518      138,210

Long-term debt, less current portion                      836,290      819,406
Other non-current liabilities                               9,528        8,668
Minority interest                                              49            4
Preferred stock                                             2,207        2,164

Shareholder's Equity (net capital deficiency):
Common stock $.01 par value: 100,000 shares
 authorized and 98,501 shares issued and
 outstanding                                                    1            1
  Additional paid-in capital                                2,116        2,116
  Accumulated other comprehensive loss                    (17,700)     (15,249)
  Accumulated deficit                                    (134,634)    (125,924)
                                                         ---------    ---------
    Total Shareholder's Equity (net capital
     deficiency)                                         (150,217)    (139,056)
                                                         ---------    ---------
    Total Liabilities and Shareholder's
     Equity (net capital deficiency)                    $ 831,375    $ 829,396
                                                        =========    =========

See accompanying notes to condensed consolidated financial statements.

                          JORDAN INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                       THREE MONTHS ENDED
                                            March 31,
                                      --------------------
                                         2002         2001

Net sales                             $ 165,492    $ 182,606
Cost of sales, excluding
  depreciation                          105,129      117,044
Selling, general and
 administrative expenses,
 excluding depreciation                  41,424       43,301
Depreciation                              5,345        5,801
Amortization of goodwill
 and other intangibles                      295        3,830
Management fees and other                   613          629
                                      ---------    ---------

Operating income                         12,686       12,001

Other (income) expenses:
  Interest expense                       23,183       22,848
  Interest income                           (86)        (254)
  Other                                      69          281
                                      ---------    ---------
                                         23,166       22,875
                                      ---------    ---------
Loss before income taxes and
  minority interest                     (10,480)     (10,874)
Benefit from income taxes                (1,385)      (2,709)
                                      ---------    ---------
Loss before minority interest            (9,095)      (8,165)
Minority interest                            45          (76)
                                      ---------    ---------
Net loss                              $  (9,140)   $  (8,089)
                                      =========    =========

See accompanying notes to condensed consolidated financial statements.

                          JORDAN INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                         THREE MONTHS ENDED
                                                              March 31,
                                                           2002         2001

Cash flows from operating activities:
 Net loss                                               $ (9,140)   $ (8,089)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                          5,640       9,631
    Amortization of deferred financing fees                1,440       1,266
    Minority interest                                         45         (76)
    Non-cash interest                                      5,938       5,298
    Changes in operating assets and liabilities,
     net of effects from acquisitions:
      Increase in current assets                         (12,174)    (19,806)
      (Decrease) increase in current liabilities          (1,921)      4,287
      (Increase) decrease in non-current assets             (237)        762
      Increase in non-current liabilities                    860         633
                                                        ---------   ---------
        Net cash used in operating activities             (9,549)     (6,094)


Cash flows from investing activities:
  Proceeds from sale of subsidiary                             -      16,663
  Proceeds from sale of fixed assets                         100         448
  Capital expenditures                                    (2,285)     (3,398)
  Acquisitions of subsidiaries                                 -        (375)
  Additional purchase price payments                        (574)          -
  Other                                                     (104)        254
                                                        ---------   ---------
         Net cash (used in) provided by investing
           activities                                     (2,863)     13,592

Cash flows from financing activities:
  Proceeds from revolving credit facilities, net          12,270       2,946
  Repayment of long-term debt                             (3,242)     (3,489)
  Other borrowing                                              -         239
                                                        ---------   ---------
        Net cash provided by (used in) financing
          activities                                       9,028        (304)

Effect of exchange rate changes on cash                   (1,051)        953
                                                        ---------   ---------
Net (decrease) increase in cash and cash equivalents      (4,435)      8,147
Cash and cash equivalents at beginning of period          26,050      21,713
                                                        ---------   ---------
Cash and cash equivalents at end of period              $ 21,615    $ 29,860
                                                        =========   =========

See accompanying notes to condensed consolidated financial statements.

                          JORDAN INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

A.  Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and are of a normal recurring nature, should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2001, which are included in the Company's Annual Report filed on Form 10-K for such year (the "2001 10-K"). Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B.  Accounting Policies - New Pronouncements

The Company adopted the non-amortization provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, which resulted in a decrease of approximately $2,600 to the first quarter's net loss and is expected to decrease the full-year net loss by approximately $10,500. The Company has not yet determined the financial impact that the impairment provisions of Statement No. 142 will have on its consolidated financial statements. Any impairment charge resulting from the transitional impairment testing will be reflected as a cumulative effect of a change in accounting principle.

The following table provides comparative results had the non-amortization provisions of Statement No. 142 been adopted for all periods presented:

                        Three Months Ended March 31,
                                        2002            2001
                                        ----            ----

Net loss                                    $(9,140)   $(8,089)
Goodwill amortization                             -      2,588
                                            --------   --------
Adjusted net loss                           $(9,140)   $(5,501)
                                            ========   ========

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 were as follows:

                                   Specialty   Jordan      Jordan               Consumer &
                                   Printing    Specialty    Auto                Industrial
                                  & Labeling   Plastics  Aftermarket   Kinetek   Products    Consolidated
                                  ---------    -------   -----------  --------   --------    ------------
Balance as of
January 1, 2002                   $  43,389    $41,253   $64,737     $194,622   $ 14,969     $  358,970

Additional Purchase Price
Payments                                  -        574         -            -          -            574

Foreign exchange                          -          -         -       (1,157)         -         (1,157)

Sale of a subsidiary                      -          -         -            -     (9,498)        (9,498)

Other                                     5          -         -            -          -              5
                                  ---------    -------   -------     --------   --------     ----------
Balance at
March 31, 2002                    $  43,394    $41,827   $64,737     $193,465   $  5,471     $  348,894
                                  =========    =======   =======     ========   ========     ==========

                          JORDAN INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

As of March 31, 2002, the Company had no indefinite-lived intangible assets. The Company had $1,092 of other intangible assets, net of accumulated amortization of $26,452, which will continue to be amortized over their remaining useful lives ranging from 1 to 10 years. Amortization of these intangibles will be approximately $126 during each of the years 2002 through 2006. These other intangible asset amounts are included in other assets in the Company's balance sheets.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or JORDAN INDUSTRIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (ALL DOLLAR AMOUNTS IN THOUSANDS)

Disposal of Long-Lived Assets. There was no impact to the Company's operating results or financial position related to the adoption of this standard.

C.  Inventories

Inventories are summarized as follows:

                                    March 31,      December 31,
                                       2002           2001
                                    ---------      -----------
Raw materials                       $ 50,945       $ 52,493
Work-in-process                       18,130         17,329
Finished goods                        58,134         52,706
                                    --------       --------
                                    $127,209       $122,528
                                    ========       ========

D.  Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months ended March 31, 2002 and 2001 is as follows:

                                      Three Months ended
                                           March 31,
                                  ---------------------------
                                       2002         2001

Net loss                             $ (9,140)   $ (8,089)
Foreign currency translation           (2,451)      4,015
                                     ---------   ---------
Comprehensive loss                   $(11,591)   $ (4,074)
                                     =========   =========


E.  Sale of Subsidiaries

Effective on January 1, 2002, the Company sold its subsidiary, Flavorsource, Inc, ("Flavorsource") to Flavor & Fragrance Group Holdings, Inc. ("FFG") for a $10,100 note. FFG's Chief Executive Officer is Mr. Quinn, and its stockholders include Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of The Jordan Company, who are also stockholders of the Company. As the transaction was among entities under common control, the difference between the note received and the net assets of Flavorsource of $473 has been reflected as a credit to retained earnings. Flavorsource is a developer and compounder of flavors for use in beverages of all kinds, including coffee, tea, juices, and cordials, as well as bakery products and ice cream and dairy products. Flavorsource was a part of the Consumer & Industrial Products segment prior to its disposal.

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

On July 3, 2001, the Company purchased the assets of Pioneer Paper Corp. ("Pioneer"). Pioneer is a manufacturer of printed folding paperboard boxes, insert packaging, and blister pack cards. The Company paid $3,134 in cash for the assets. The purchase price was allocated to accounts receivable of $1,343, inventory of $298, property plant and equipment of $1,000, net operating liabilities of $(303), and resulted in an excess purchase price over identifiable assets of $796. Pioneer has been fully integrated into Seaboard.

On June 30, 2001, the Company purchased Atco Products ("Atco"). Atco is a manufacturer of air-conditioning components for the automotive aftermarket, heavy duty truck OEs and international markets. The Company paid $7,344 in cash for the assets of Atco. The purchase price was allocated to working capital of $4,264 and property, plant and equipment of $3,080.

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

The above acquisitions have been accounted for as purchases and their operating results have been consolidated with the Company's results since the respective dates of acquisition. Unaudited pro forma information with respect to the Company as if the above acquisitions and divestitures had occurred at the beginning of the respective period is as follows:

                                   Three months ended
                                        March 31,
                                      2002          2001
                                      ----          ----
Net sales                          $ 165,492    $ 182,021
Net loss                           $  (9,140)   $  (7,165)

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

On May 16, 1997, the Company participated in a recapitalization of M&G Holdings. In connection with the recapitalization, M&G Holdings issued 16,250 shares of M&G Holdings common stock (representing approximately 82.5% of the outstanding shares of M&G Holdings common stock) to certain stockholders and affiliates of the Company and M&G Holdings management for total consideration of $2,200 (of which $1,110 was paid in cash and $1,090 was paid through delivery of 8.0% zero coupon notes due 2007). As a result of the recapitalization, certain of the Company's affiliates and M&G Holdings management own substantially all of the M&G Holdings common stock and the Company's investment in M&G Holdings is represented solely by the Cumulative Preferred Stock of M&G Holdings (the "M&G Holdings Junior Preferred Stock"). The M&G Holdings Junior Preferred Stock represents 82.5% of M&G Holdings' stockholder voting rights and 80% of M&G Holdings' net income or loss is accretable to the M&G Holdings Junior Preferred Stock. The Company has obtained an independent opinion as to the fairness, from a financial point of view, of the recapitalization to the Company and its public bondholders. The Company continues to consolidate M&G Holdings and its subsidiaries, for financial reporting purposes, as subsidiaries of the Company. The M&G Holdings Junior Preferred Stock discontinues its participation in M&G Holdings' earnings on May 16, 2003. The Company's consolidation of the results of M&G Holdings will be discontinued upon redemption of the M&G Holdings Junior Preferred Stock, or at such time as the M&G Holdings Junior Preferred Stock ceases to represent at least a majority of the voting power and a majority share in the earnings of M&G Holdings and its subsidiaries. As long as the M&G Holdings Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The M&G Holdings Junior Preferred Stock is mandatorily redeemable upon certain events and is redeemable at the option of M&G Holdings, in whole or in part, at any time.

                            JORDAN INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)


The Company expects to continue to include M&G Holdings and its subsidiaries in its consolidated group for U.S. Federal income tax purposes. This consolidation would be discontinued, however, upon the redemption of the M&G Holdings Junior Preferred Stock, which could result in recognition by the Company of substantial income tax liabilities arising out of the recapitalization. If such deconsolidation had occurred at March 31, 2002, the Company believes that the amount of taxable income to the Company attributable to M&G Holdings would have been approximately $54,600 (or approximately $21,840 of tax liabilities, assuming a 40.0% combined Federal, state, and local tax rate). The Company currently expects to offset these tax liabilities arising from deconsolidation with redemption proceeds from the M&G Holdings Junior Preferred Stock. Deconsolidation would also occur with respect to M&G Holdings if the M&G Holdings Junior Preferred Stock ceased to represent at least 80.0% of the voting power and 80.0% of the combined stock value of the outstanding M&G Holdings Junior Preferred Stock and common stock of M&G Holdings. As long as the M&G Holdings Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The value test depends on the relative values of the M&G Holdings Junior Preferred Stock and common stock of M&G Holdings. The Company believes the value test is satisfied at March 31, 2002. It is possible that on or before May 16, 2003, the M&G Holdings Junior Preferred Stock would cease to represent 80.0% of the relevant total combined stock value. In the event that deconsolidation for U.S. Federal income tax purposes occurs without redemption of the M&G Holdings Junior Preferred Stock, the tax liabilities discussed above would be incurred without the Company receiving the proceeds of the redemption.

H.  Additional Purchase Price Agreements

The Company has a deferred purchase price agreement relating to its acquisition of Yearntree in December 1999. The agreement is based on Yearntree achieving certain agreed upon cumulative net income before interest and taxes for the 24 months beginning January 1, 2000 and ending December 31, 2001. The agreement is payable 30 days after the receipt of the December 31, 2001 audited financial statements. On March 8, 2002, the Company paid $574 related to the above agreement.

The Company also has a deferred purchase price agreement relating to its acquisition of Teleflow in July 1999. The agreement is based upon Teleflow achieving certain agreed upon earnings before interest, taxes, depreciation, and amortization for each year through the year ended December 31, 2002. The Company paid $328 and $260 related to this agreement in April 2002 and 2001, respectively.

The Company has a contingent purchase price agreement relating to its acquisition of Deflecto in 1998. The plan is based on Deflecto achieving certain earnings before interest and taxes and is payable on April 30, 2008. If Deflecto is sold prior to April 30, 2008, the plan is payable 120 days after the transaction.

The terms of Kinetek's Advanced DC purchase price agreement provides for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels were set substantially above the historical experience of the acquired entity at the time of acquisition. Kinetek made payments to the previous shareholders of Advanced DC of $3,093 in March 2000 and $3,200 in March 1999 related to this agreement.

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

I.  Related Party Transactions

An individual who is shareholder, Director, General Counsel, and Secretary for the Company is also a partner in a law firm used by the Company. The firm was paid $248 and $77 in fees and expenses in the first three months of 2002 and 2001, respectively. The rates charged to the Company were at arms-length.

Certain shareholders of TJC Management Corporation ("TJC") are also shareholders of the Company. On July 25, 1997, a previous agreement with TJC was amended and restated. Effective January 1, 2000, the Company owes TJC a $250 quarterly fee for management services. The Company accrued fees to TJC of $250 in the first three months of 2002 and 2001, respectively, related to this agreement. These expenses are classified in "management fees and other" in the Company's statements of operations.

On July 25, 1997, a previous agreement with TJC was amended and restated. Under the new agreement, the Company pays TJC an investment banking fee of up to 1%, based on the aggregate consideration paid, for its assistance in acquisitions undertaken by the Company or its subsidiaries, and a financial consulting fee not to exceed 0.5% of the aggregate debt and equity financing that is arranged by TJC, plus the reimbursement of out-of-pocket and other expenses. The Company made no payments in either the first three months of 2002 or 2001 to TJC for their assistance in relation to acquisition and refinancing activities. At March 31, 2002, $8,142 was accrued related to this agreement and is included in "accrued liabilities" on the Company's balance sheet.

The Company has agreements to provide management and consulting services to various entities whose shareholders are also shareholders of the Company. The Company also has agreements to provide investment banking and financial consulting services to these entities. Fees for management and consulting services are typically a percentage of the entity's net sales or earnings before interest, taxes, depreciation and amortization. Fees for investment banking and financial consulting services are based on the aggregate consideration paid for acquisitions or the aggregate debt and equity financing that is arranged by the Company, plus the reimbursement of out-of-pocket and other expenses. Amounts due from affiliated entities as a result of providing the services described above were $4,172 and $3,810 as of March 31, 2002 and December 31, 2001, respectively, and are classified in "prepaid expenses and other current assets" in the Company's balance sheets. The Company also made unsecured advances to these entities for the purpose of funding operating expenses and working capital needs. These advances totaled $13,789 and $13,318 as of March 31, 2002 and December 31, 2001, respectively, and are classified in "prepaid expenses and other current assets" in the Company's balance sheets. The Company had reserves of $10,400 at March 31, 2002 and December 31, 2001, related to these management and consulting services and advances.

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

The Company has unsecured advances totaling $15,477 and $15,382 as of March 31, 2002 and December 31, 2001, due from JIR Broadcast, Inc. and JIR Paging, Inc. Each of these companies' Chief Executive Officer is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick, and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors. The Company receives notes in exchange for these advances, which bear interest at a range from 10.75% to 12.0%.

In November 1998, the Company, through Kinetek, invested $5,585 in Class A Preferred Units and $1,700 in Class B Preferred Units of JZ International, LLC. In April 2000, the Company, through Kinetek, invested an additional $5,059 in Class A Preferred Units of JZ International, LLC. This increased the Company's investment in JZ International to $12,344 at March 31, 2002 and December 31, 2001. JZ International's Chief Executive Officer is David
W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other members. JZ International and its subsidiaries are focused on making European and other international investments. The Company is accounting for this investment under the cost method.

The Company has made unsecured advances totaling $11,201 and $11,331 as of March 31, 2002 and December 31, 2001, respectively to Internet Services Management Group ("ISMG") an Internet service provider with over 100,000 customers. ISMG's stockholders include Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of The Jordan Company, who are also stockholders of the Company. The Company receives notes in exchange for these advances, which bear interest at 10.75%. The Company also holds a 5% ownership interest in ISMG's common stock and $1,000 of ISMG's 5% mandatorily redeemable cumulative preferred stock. The Company is accounting for these investments under the cost method.

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

The Company has a 20% limited partnership interest in a partnership that was formed during 2000 for the purpose of making equity investments primarily in datacom/telecom infrastructure and software, e-commerce products and services, and other Internet-related companies. The Company has a $10,000 capital commitment, of which $2,230 had been contributed through March 31, 2002 and December 31, 2001. The Company is accounting for this investment using the equity method of accounting. Certain stockholders of the Company are also stockholders in the general partner of the partnership. The Company has an agreement with the partnership's general partner to provide management services to the partnership for annual fees of $1,250.

Effective on January 1, 2002, the Company sold the stock of Flavorsource to FFG for a $10,100 note. The note accrues interest at 8% annually. There is no stated maturity on the note. The note will be paid back when FFG is sold to a third party. FFG's stockholders include Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of The Jordan Company, who are also stockholders of the Company.

The Company had reserves of $8,800 at March 31, 2002 and December 31, 2001, related to the above investments in affiliates.

K.  Business Segment Information

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 2001 consolidated financial statements with respect to segmentation or the measurement of segment profit or loss.

                            JORDAN INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                    (ALL DOLLAR AMOUNTS IN THOUSANDS)


L.  Income taxes

The benefit from income taxes differs from the amount of income tax benefit computed by applying the United States federal income tax rate to loss before income taxes and minority interest. A reconciliation of the differences is as follows:

                                     Three Months ended     Three Months ended
                                       March 31, 2002         March 31, 2001
                                       --------------         ---------------
Computed statutory tax benefit              $(3,668)             $(3,806)
Increase (decrease) resulting from:
    Increase in valuation allowance           1,856                    -
    Amortization of goodwill                      -                  718
    Disallowed meals and entertainment          112                  105
    State and local tax and other               315                  274
                                            --------             --------
Benefit from income taxes                   $(1,385)             $(2,709)
                                            ========             ========

M.  Kinetek Credit Agreement

On December 18, 2001, Kinetek, Inc. entered into a new Loan and Security Agreement with Fleet Bank. The Kinetek Agreement provides for borrowings up to $50,000 based on the value of certain assets, including inventory, accounts receivable, machinery and equipment, and real estate. Kinetek had $15,628 of outstanding borrowings, $0 of outstanding letters of credit, and $19,684 of excess availability under this agreement at March 31, 2002.

N.  Jordan Industries Credit Agreement

On August 16, 2001, the Company entered into a new Loan and Security Agreement with Congress Financial Corporation and First Union National Bank. The new facility provides for borrowings up to $110,000 based on the value of certain assets including inventory, accounts receivable and fixed assets. As of March 31, 2002 the Company had borrowings of $27,049, $11,159 of outstanding letters of credit, and $31,600 of excess availability under this facility.

O.  Subsequent Events

On April 11, 2002, Kinetek, Inc. formed a cooperative joint venture with Shunde De Sheng Electric Motor Group Co., Ltd. ("De Sheng Group"), which is named Kinetek De Sheng (Shunde) Motor Co., Ltd (the "JV"). Kinetek Inc. initially contributed approximately $8,000 for 80% ownership of the JV, with an option to purchase the remaining 20% in the future. The JV will acquire all of the net assets of Shunde De Sheng Electric Motor Co., Ltd. ("De Sheng"), a subsidiary of De Sheng Group. The JV will also assume approximately $6,300 of outstanding debt.

On April 11, 2002, Kinetek Industries, Inc., a wholly-owned subsidiary of the Company, issued $15,000 principal amount of 5% Senior Secured Notes and $11,000 principal amount of 10% Senior Secured Notes for net proceeds of approximately $20,500. The notes are due in 2007 and are guaranteed by Kinetek, Inc. and substantially all of its domestic subsidiaries. The notes are also secured by a second priority lien on substantially all of the assets of the issuer and the guarantors, which lien is subordinate to the existing lien securing Kinetek, Inc.'s credit facility. Interest on the notes is payable semi-annually on May 1 and November 1 of each year, beginning May 1, 2002.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2001 10-K and the financial statements and the related notes thereto.

Results of Operations

Summarized below are the net sales, operating income (loss) and operating margins (as defined) for each of the Company's business segments for the three months ended March 31, 2002 and 2001. This discussion reviews the following segment data and certain of the consolidated financial data for the Company.

                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                           2002          2001
                                          -----         ------

Net Sales:
Specialty Printing and Labeling        $  19,774     $  22,760
Jordan Specialty Plastics                 25,173        25,516
Jordan Auto Aftermarket                   38,180        37,448
Kinetek                                   68,198        78,297
Consumer and Industrial Products          14,167        18,585
--------------------------------       ---------     ---------
   Total                               $ 165,492     $ 182,606
                                       =========     =========

Operating Income (Loss):
Specialty Printing and Labeling        $    (974)    $  (1,279)
Jordan Specialty Plastics                  1,870           972
Jordan Auto Aftermarket                    5,256         5,263
Kinetek                                    9,715        11,750
Consumer and Industrial Products          (1,134)       (3,562)
                                       ---------     ---------
   Total(a)                            $  14,733     $  13,144
                                       =========     =========

Operating Margin(b)
Specialty Printing and Labeling             (4.9)%        (5.6)%
Jordan Specialty Plastics                    7.4%          3.8%
Jordan Auto Aftermarket                     13.8%         14.1%
Kinetek                                     14.3%         15.0%
Consumer and Industrial Products            (8.0)%       (19.2)%
   Total(b)                                  8.9%          7.2%


-------------------------
(a) Before corporate overhead of $2,047 and $1,143 for the three months ended March 31, 2002 and 2001, respectively.

(b)  Operating margin is operating income (loss) divided by net sales.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

       Specialty Printing and Labeling. As of March 31, 2002, the Specialty Printing and Labeling group ("SPL") consisted of JII Promotions, Valmark, Pamco, and Seaboard.

Net sales decreased $3.0 million or 13.1% for the three months ended March 31, 2002. Net sales decreased primarily due to lower sales of calendars and outside specialties at JII Promotions, $0.5 million each, decreased sales of screen printing, membrane switches, rollstock, and shrouds at Valmark, $1.0 million, $0.5 million, $0.4 million, and $0.1 million, respectively, and lower sales of labels at Pamco, $0.3 million. The decrease in sales at Valmark is due to the lower demand for Apple and Dell computers, both of which use Valmark's screen printing and rollstock. Partially offsetting these decreases were higher sales of folding boxes at Seaboard, $0.3 million.

Operating loss decreased $0.3 million or 23.9% for the three months ended March 31, 2002. This decrease was primarily due to higher operating income at JII Promotions, $0.2 million, Pamco, $0.8 million, and Seaboard, $0.2 million. Partially offsetting these increases was lower operating income at Valmark, $0.9 million. The increase in operating income at Pamco is due to the closing of Pamco's East Coast facility in October 2001. The decrease in operating loss is also due to headcount reductions in the second half of 2001.

      Jordan Specialty Plastics. As of March 31, 2002, the Jordan Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales decreased $0.3 million or 1.3% for the three months ended March 31, 2002. Net sales decreased primarily due to lower sales of Tilt Bins and thermoplastic colorants at Sate-Lite, $0.4 million each, and decreased sales of office products at Deflecto, $1.6 million. Partially offsetting these decreases were higher sales of bike and truck reflectors, $0.3 million, injection molded and fabricated product at Beemak, $0.1 million each, and higher sales of hardware products at Deflecto, $1.6 million.

Operating income increased $0.9 million or 92.4% for the three months ended March 31, 2002. This increase was primarily due to higher operating income at Sate-Lite, $0.1 million, Beemak, $0.1 million, and Deflecto $0.7 million. The increase in operating income is due to ongoing headcount reductions at Deflecto and higher margins at the Sate-Lite China facility.

      Jordan Auto Aftermarket. As of March 31, 2002, the Jordan Auto Aftermarket group ("JAAI") consisted of Dacco, Alma and Atco.

Net sales increased $0.7 million or 2.0% for the three months ended March 31, 2002. This increase is primarily due to the acquisition of Atco in July 2001. Atco contributed net sales of $3.3 million in the first three months of 2002. Partially offsetting this increase were lower sales of remanufactured torque converters and drive train components at Dacco and Alma and decreased sales of soft parts at Dacco. The decrease in sales was consistent with the entire auto aftermarket industry, which was hurt by a mild winter.

Operating income remained consistent with the prior year for the three months ended March 31, 2002. This was primarily due to the acquisition of Atco in 2001, which contributed operating income of $0.3 million in the first quarter of 2002. Partially offsetting this increase was lower operating income due to increased corporate expenses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


     Kinetek. As of March 31, 2002, the Kinetek group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control and Advanced DC.

Net sales decreased $10.1 million or 12.9% for the three months ended March 31, 2002. This decrease was primarily due to lower sales in Kinetek's motors segment, 14.8%, and decreased sales in Kinetek's controls segment, 8.0%. The decline in motors sales was the result of general economic weakness in substantially all of Kinetek's principal markets. Subfractional motor sales were 7.9% lower than in 2001 as a result of protracted declines in bottle and can vending and general vending motor products, which was partially offset by stronger appliance motor sales. Sales of fractional and integral motor products were down 18.7%, driven by sharply lower demand for DC motors used in the material handling market. The decline in sales of controls products was due to lower demand in the elevator control replacement market and a shift toward lower priced products.

Operating income decreased $2.0 million or 17.3% for the three months ended March 31, 2002. This decrease is due to lower operating income in the motors segment, 18.2%, and the controls segment, 8.7%. The decrease in operating income in the motors segment is due to lower gross margins resulting from price pressure in the market and unfavorable product mix. Gross margin in the controls segment also declined due to the shift in demand toward lower priced products, as mentioned above. Partially offsetting lower gross margin were reduced operating expenses resulting from Kinetek's facility closings and reductions in headcount.

     Consumer and Industrial Products. As of March 31, 2002, the Consumer and Industrial Products group consisted of Cape, Welcome Home, Cho-Pat, Online Environs, ISMI and GramTel.

Net sales decreased $4.4 million or 23.8% for the three months ended March 31, 2002. This decrease was primarily due to the divestitures of Riverside in February 2001, $4.1 million, and Flavorsource in January 2002, $1.3 million. In addition, sales of web site development services decreased at Online Environs, $0.1 million. Partially offsetting these decreases were higher sales of home accessories at Cape, $0.4 million, and increased retail sales at Welcome Home, $0.7 million. Cape and Welcome Home have been helped by the consumers' inclination to "nest" and decorate their homes, and Welcome Home has been helped by lower gas prices.

Operating loss decreased $2.4 million or 68.2% for the three months ended March 31, 2002. This decrease is partially due to the divestiture of Riverside, as mentioned above, as Riverside had an operating loss of $0.4 million for the first three months of 2001. In addition, operating income increased at Cape, $0.6 million, Welcome Home, $0.9 million, Cho-Pat, $0.1 million, and Online Environs, $0.4 million. The decrease in operating loss is due to higher sales at the existing businesses as well as higher gross profit margins at both Cape and Welcome Home.

     Consolidated Results: (See Condensed Consolidated Statement of
Operations).

Net sales decreased $17.1 million or 9.4% for the three months ended March 31, 2002. This decrease was primarily due to lower sales of calendars and outside specialties at JII Promotions, decreased sales of screen printing at Valmark, lower sales of office products at Deflecto, decreased sales of remanufactured torque converters and drive train components at Dacco and Alma, and decreased sales of fractional and integral motors and controls at Kinetek. In addition, net sales decreased

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


due to the divestitures of Riverside and Flavorsource in February 2001 and January 2002, respectively. Partially offsetting these decreases were higher sales of folding boxes at Seaboard, increased sales of bike and truck reflectors at Sate-Lite, higher sales of hardware products at Deflecto, increased sales of home accessories at Cape, and increased retail sales at Welcome Home. In addition, sales increased due to the acquisition of Atco in July 2001.

Operating income increased $0.7 million or 5.7% for the three months ended March 31, 2002. This increase was due to the closing of Pamco's East Coast facility in October 2001, headcount reductions in the second half of 2001 in the Specialty Printing and Labeling group, Jordan Specialty Plastics group, and Kinetek group, and higher sales and gross profit margins in the Consumer and Industrial Products group. Partially offsetting these increases were lower gross margins in the Kinetek group.


       Liquidity and Capital Resources.

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion.

The Company had approximately $171.5 million of working capital at March 31, 2002 compared to approximately $159.1 million at the end of 2001. The increase in working capital during the first three months of 2002 was primarily due to higher accounts receivable and inventories of $4.2 million and $4.7 million, respectively, and lower accrued liabilities and current portion of long-term debt of $5.8 million, and $3.1 million, respectively. These increases in working capital are partially offset by higher accounts payable and advanced deposits of $2.5 million and $1.7 million, respectively.

Operating activities. Net cash used in operating activities for the three months ended March 31, 2002 was $9.5 million compared to net cash used in operating activities of $6.1 million during the same period in 2001. The increase in cash used is primarily due to a decrease in current liabilities and increase in non-current assets compared with the same period in 2001.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2002 was $2.9 million compared to net cash provided by investing activities of $13.6 million during the same period in 2001. The decrease was primarily due to the proceeds from the sale of a subsidiary in the prior year.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2002 was $9.0 million compared to net cash used in financing activities of $0.3 million during the same period in 2001. This change is primarily due to net revolver borrowings of $12.3 million in the current year as compared to net revolver repayments of $2.9 million in the prior year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


The Company is party to two credit agreements under which the Company is able to borrow up to $160.0 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature in 2005 and 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of May 15, 2002, the Company had approximately $52.7 million of available funds under these arrangements.

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

If the Company's EBITDA and cash flow continue through 2002 at the levels experienced in the first quarter of 2002, the Company would barely generate sufficient cash to cover its interest payment obligations in respect of its bank debt, senior notes and senior subordinated discount notes (which cease to accrue, and become cash-pay obligations starting with the first interest payment on October 1, 2002). This assumes no further general, economic or industry declines, which may necessitate the Company to further reduce capital expenditures and acquisitions, and no assurances can be given that, at the end of 2002, the Company will have sufficient financial resources to pay its cash interest obligations.

The Company's aggregate business has a certain degree of seasonality. JII Promotions and Welcome Home's sales are somewhat stronger toward year-end due to the nature of their products. Calendars at JII Promotions have an annual cycle and home furnishings and accessories at Welcome Home are popular holiday gifts.

Quantitative And Qualitative Disclosures About Market Risks

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At March 31, 2002, the Company had $42.7 million of variable rate debt outstanding. A one percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.4 million. The Company does not believe that its market risk financial instruments on March 31, 2002 would have a material effect on future operations or cash flows.

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


                                 JORDAN INDUSTRIES, INC.



May 15, 2002                By:    /s/ Thomas C. Spielberger
                                 ---------------------------
                                     Thomas C. Spielberger
                                       Senior Vice President,
                                       Finance and Accounting