Form 10-Q
period 2002-06-30
JORDAN INDUSTRIES INC
filed 2002-08-14
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                          -----------------------


                                 FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2002                 Commission File Number 33-24317

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

       The number of shares outstanding of Registrant's Common Stock as of August 14, 2002: 98,501.0004.

                          JORDAN INDUSTRIES, INC.

                                   INDEX


Part I.                                                             Page No.
-------                                                             --------

   Condensed Consolidated Balance Sheets
   at June 30, 2002 (Unaudited), and December 31, 2001                 3

   Condensed Consolidated Statements of Operations for the
   Three Months Ended June 30, 2002 and 2001 (Unaudited),
   4 and the Six Months Ended June 30, 2002 and 2001
   (Unaudited)                                                         4

   Condensed Consolidated Statements of Cash Flows for
   the Six Months Ended June 30, 2002 and 2001 (Unaudited)             5

   Notes to Condensed Consolidated Financial Statements
   (Unaudited)                                                         6

   Management's Discussion and Analysis of
   Financial Condition and Results of Operations                      16


Part II.

   Other Information                                                  22

   Signatures                                                         23

                          JORDAN INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                       June 30,     December 31,
                                                         2002           2001
                                                      --------      -----------
                                                     (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                             $24,141        $26,050
  Accounts receivable, net                              125,583        109,384
  Inventories                                           131,788        122,528
  Income tax receivable                                  12,980         12,245
  Deferred income taxes                                  22,600          8,100
  Prepaid expenses and other current assets              20,427         19,030
                                                         ------         ------
    Total Current Assets                                337,519        297,337

Property, plant and equipment, net                      107,540         99,602
Investments in and advances to affiliates                40,177         36,443
Goodwill, net                                           240,317        358,970
Other assets                                             33,930         37,044
                                                       --------       --------
    Total Assets                                       $759,483       $829,396
                                                       ========       ========

LIABILITIES AND SHAREHOLDER'S EQUITY (NET
CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                                     $60,465         $47,848
  Accrued liabilities                                   92,188          71,372
  Advance deposits                                       2,919           1,853
  Current portion of long-term debt                     27,730          17,137
                                                        ------  -       ------
    Total Current Liabilities                          183,302         138,210

Long-term debt, less current portion                   746,334         819,406
Other non-current liabilities                           11,281           8,668
Minority interest                                          110               4
Preferred stock                                          2,251           2,164

Shareholder's Equity (net capital deficiency):
Common stock $.01 par value: 100,000 shares
 authorized and 98,501 shares issued and
 outstanding                                                 1               1
  Additional paid-in capital                             2,116           2,116
  Accumulated other comprehensive loss                  (14,534)       (15,249)
  Accumulated deficit                                  (171,378)      (125,924)
                                                       ---------      ---------
    Total Shareholder's Equity (net capital
     deficiency)                                       (183,795)      (139,056)
                                                       ---------      ---------
    Total Liabilities and Shareholder's
     Equity (net capital deficiency)                   $759,483        $829,396
                                                       ========        ========



See accompanying notes to condensed consolidated financial statements.

                          JORDAN INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                       June 30,                 June 30,
                                  ------------------     ------------------
                                  2002        2001        2002         2001
                                 ------      ------       -----        ----

Net sales                       $191,640     $184,973     $357,132   $367,579
Cost of sales, excluding
                                 121,558      117,751      226,687    234,795
depreciation
Selling, general and
 administrative expenses,
 excluding depreciation           43,251       42,347       84,675     85,648
Depreciation                       5,482        6,074       10,827     11,875
Amortization of goodwill
 and other intangibles               489        4,051          784      7,881
Management fees and other          7,823          247        8,436        876
                                 --------      -------      -------    ------

Operating income                  13,037       14,503       25,723     26,504

Other (income) expenses:
  Interest expense                22,981       23,215       46,164     46,063
  Interest income                    (80)        (271)        (166)      (525)
  Other                           (6,240)         105       (6,171)       386
                                 --------      -------      -------       ---
                                  16,661       23,049       39,827      45,924
                                 --------      -------      -------     ------
Loss before income taxes,
 minority interest,
 extraordinary gain and
 cumulative effect of
 change in accounting             (3,624)      (8,546)     (14,104)    (19,420)
 principle Benefit from income    (3,440)      (1,752)      (4,825)     (4,461)
 taxes                            -------      -------      -------    --------
Loss before minority interest,
 extraordinary gain and
 cumulative effect of change
 in accounting principle
                                    (184)      (6,794)      (9,279)    (14,959)
Minority interest                     61          (89)         106        (165)
                                   -------     -------      -------    --------
Loss before extraordinary
 gain and cumulative effect
 of change in accounting
 principle                          (245)      (6,705)      (9,385)    (14,794)
Extraordinary gain,
 net of tax                      (52,684)           -      (52,684)          -
Cumulative effect of change
 in accounting principle,
 net of tax                            -            -       89,139           -
                                 -------      -------      -------     --------
Net income (loss)                $52,439      $(6,705)    $(45,840)   $(14,794)
                                 =======      ========    =========   =========


See accompanying notes to condensed consolidated financial statements.

                          JORDAN INDUSTRIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                          SIX MONTHS ENDED
                                                               June 30,
                                                         ------------------
                                                          2002          2001
                                                         ------        ------

Cash flows from operating activities:
 Net loss                                              $(45,840)       $(14,794)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Cumulative effect of accounting change               89,139               -
    Extraordinary gain on early retirement of debt      (52,684)              -
    Depreciation and amortization                        11,611          19,756
    Amortization of deferred financing fees               3,187           2,528
    Minority interest                                       106            (165)
    Non-cash interest                                     6,162          10,618
    Other                                                (4,640)              -
    Changes in operating assets and liabilities,
     net of effects from acquisitions:
      Increase in current assets                        (14,003)        (15,689)
      Increase (decrease) in current liabilities          2,596          (2,560)
      Increase in non-current assets                     (2,007)         (3,001)
      Increase in non-current liabilities                 1,253           1,514
                                                         -------       ---------
        Net cash used in operating activities            (5,120)         (1,793)


Cash flows from investing activities:
  Proceeds from sale of subsidiary                            -          16,663
  Proceeds from sale of fixed assets                      1,790               -
  Capital expenditures                                   (6,633)         (6,282)
  Acquisitions of subsidiaries                           (9,503)         (8,765)
  Additional purchase price payments                     (1,002)              -
  Net cash acquired in purchase of subsidiaries             788              14
  Other                                                      57             (42)
                                                         --------        -------
         Net cash (used in) provided by investing
           activities                                   (14,503)          1,588

Cash flows from financing activities:
  Proceeds from revolving credit facilities, net         31,851           6,543
  Proceeds from issuance of long-term debt - Kinetek     20,456               -
  Repayment of long-term debt                            (4,515)         (5,999)
  Repurchase of Series A Debentures                     (31,193)              -
  Other borrowing                                            -              396
                                                        --------         ------
        Net cash provided by financing
          activities                                     16,599             940

Effect of exchange rate changes on cash                   1,115             (93)
                                                         -------         ------
Net (decrease) increase in cash and cash equivalents     (1,909)            642
Cash and cash equivalents at beginning of period         26,050          21,713
                                                         ------         -------
Cash and cash equivalents at end of period              $24,141         $22,355
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

B.  Accounting Policies - New Pronouncements

The Company adopted the non-amortization provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, which resulted in a decrease of approximately $2,800 to the second quarter's net loss and a decrease of approximately $5,400 to the six month's net loss. This provision is expected to decrease the full-year net loss by approximately $10,500.

The Company completed the transitional impairment review of its reporting units during the second quarter and recorded a non-cash pretax charge of $112,239 ($89,139 after-tax). This charge has been recorded as a cumulative effect of a change in accounting principle retroactive to January 1, 2002 and therefore increased the previously reported first quarter 2002 net loss of $9,140 to a net loss of $98,279.

The impaired goodwill relates to the acquisitions of JII Promotions, Valmark, and Pamco in the Specialty Printing and Labeling group, Sate-Lite and Beemak in the Jordan Specialty Plastics group, Alma in the Jordan Auto Aftermarket group, FIR and the L'Europa product line in the Kinetek group and Online Environs in the Consumer and Industrial Products group. The Company determined the fair value of each reporting unit using a discounted cash flow approach taking into consideration projections based on the individual characteristics of the reporting units, historical trends and market multiples for comparable businesses. The resulting impairment is primarily attributable to a change in the evaluation criteria for goodwill utilized under previous accounting guidance, to the fair value approach stipulated in SFAS No. 142.

The following table provides comparative results had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                                Three Months Ended        Six Months Ended
                                     June 30,                  June 30,
                                2002          2001        2002         2001
                                ----          ----        ----         ----

Net income (loss)            $52,439       $(6,705)    $(45,840)      $(14,794)
Goodwill amortization              -         2,788            -          5,376
                             -------       ---------   ---------       -- -----
Adjusted net income (loss)   $52,439       $(3,917)    $(45,840)       $(9,418)
                             =======       ========    =========       ========

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 were as follows:

                                   Specialty          Jordan                                          Consumer &
                                    Printing        Specialty        Jordan Auto                      Industrial
                                   & Labeling        Plastics        Aftermarket       Kinetek         Products        Consolidated
                                   ----------        --------        -----------       -------         --------        ------------
 Balance as of
 January 1, 2002                    $43,389         $41,253             $64,737       $194,622         $14,969            $358,970

 Acquisition of
 Subsidiary                               -               -                   -          2,552               -               2,552

 Additional Purchase Price
 Payments                                 -             902                   -              -               -                 902

 Foreign exchange                         -             (33)                  -            (97)             -                 (130)

 Sale of a subsidiary                     -               -                   -             -           (9,498)             (9,498)

 Impairment loss                    (31,653)         (6,694)            (47,800)       (21,300)         (4,792)           (112,239)
 Other                                    8               -                   -              -             (248)              (240)
                                    ---------       --------           ---------      ----------        ----- --          ----------

 Balance at
 June 30, 2002                      $11,744         $35,428             $16,937       $175,777            $431             $240,317
                                    =========       =========          =========      ==========        ========           =========


As of June 30, 2002, the Company had no indefinite-lived intangible assets. The Company had $1,071 of other intangible assets, net of accumulated amortization of $26,570, which will continue to be amortized over their remaining useful lives ranging from 1 to 10 years. These other intangible asset amounts are included in other assets in the Company's balance sheets.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There was no impact to the Company's operating results or financial position related to the adoption of this standard.

C.  Inventories

Inventories are summarized as follows:

                                            June 30,               December 31,
                                              2002                     2001
                                          ------------             ------------

       Raw materials                        $ 48,462                $ 52,493
       Work-in-process                        21,061                  17,329
       Finished goods                         62,265                  52,706
                                            --------                --------
                                            $131,788                $122,528
                                            ========                ========

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


D.  Comprehensive Income (Loss)

Total comprehensive income (loss) for the quarters and six months ended June 30, 2002 and 2001 is as follows:

                                  Three Months ended          Six Months ended
                                       June 30,                    June 30,
                                 ---------------------     -------------------
                                  2002         2001          2002        2001
                                 -------      --------     ---------   --------

Net income (loss)               $52,439       $(6,705)    $(45,840)   $(14,794)
Foreign currency translation      3,166        (2,479)         715       1,536
                                -------       --------    ---------   --------
Comprehensive income (loss)     $55,605       $(9,184)    $(45,125)   $(13,258)
                                =======       ========    =========   =========

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

F.  Acquisition and Formation of Subsidiaries

On April 11, 2002, Kinetek, Inc. formed a cooperative joint venture with Shunde De Sheng Electric Motor Group Co., Ltd. ("De Sheng Group"), which is named Kinetek De Sheng (Shunde) Motor Co., Ltd (the "JV"). Kinetek Inc. initially contributed approximately $9,503, including costs associated with the transaction, for 80% ownership of the JV, with an option to purchase the remaining 20% in the future. The JV acquired all of the net assets of Shunde De Sheng Electric Motor Co., Ltd. ("De Sheng"), a subsidiary of De Sheng Group. The JV also assumed approximately $7,198 of outstanding debt.

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

On April 6, 2001, Kinetek, through its wholly-owned subsidiary Merkle-Korff, acquired substantially all of the assets, properties, and business of Koford Engineering, Inc. for $690. The purchase price has been allocated to working capital of $121, property, plant and equipment of $130, and resulted in an excess purchase price over identifiable assets of $439.

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

The above acquisitions have been accounted for as purchases and their operating results have been consolidated with the Company's results since the respective dates of acquisition. Pro forma information with respect to the Company as if the above acquisitions and divestitures had occurred at the beginning of the respective period is not materially different than reported results.

G.  Investments in JAAI, JSP, and M&G Holdings
----------------------------------------------

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

The Company expects to continue to include M&G Holdings and its subsidiaries in its consolidated group for U.S. Federal income tax purposes. This consolidation would be discontinued, however, upon the redemption of the M&G Holdings Junior Preferred Stock, which could result in recognition by the Company of substantial income tax liabilities arising out of the recapitalization. If such deconsolidation had occurred at June 30, 2002, the Company believes that the amount of taxable income to the Company attributable to M&G Holdings would have been approximately $52,000 (or approximately $20,800 of tax liabilities, assuming a 40.0% combined Federal, state, and local tax rate). The Company currently expects to offset these tax liabilities arising from deconsolidation with redemption proceeds from the M&G Holdings Junior Preferred Stock. Deconsolidation would also occur with respect to M&G Holdings if the M&G Holdings Junior Preferred Stock ceased to represent at least 80.0% of the voting power and 80.0% of the combined stock value of the outstanding M&G Holdings Junior Preferred Stock and common stock of M&G Holdings. As long as the M&G Holdings Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The value test depends on the relative values of the M&G Holdings Junior Preferred Stock and common stock of M&G Holdings. The Company believes the value test is satisfied at June 30, 2002. It is possible that on or before May 16, 2003, the M&G Holdings Junior Preferred Stock would cease to represent 80.0% of the relevant total combined stock value. In the event that deconsolidation for U.S. Federal income tax purposes occurs without redemption of the M&G Holdings Junior Preferred Stock, the tax liabilities discussed above would be incurred without the Company receiving the proceeds of the redemption.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

H.  Additional Purchase Price Agreements

The Company had a deferred purchase price agreement relating to its acquisition of Yearntree in December 1999. The agreement was based on Yearntree achieving certain agreed upon cumulative net income before interest and taxes for the 24 months beginning January 1, 2000 and ending December 31, 2001. On March 8, 2002, the Company paid $574 related to the above agreement.

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

I.  Related Party Transactions

An individual who is shareholder, Director, General Counsel, and Secretary for the Company is also a partner in a law firm used by the Company. The firm was paid $787 and $391 in fees and expenses in the first six months of 2002 and 2001, respectively. The rates charged to the Company were at arms-length.

Certain shareholders of TJC Management Corporation ("TJC") are also shareholders of the Company. On July 25, 1997, a previous agreement with TJC was amended and restated. Effective January 1, 2000, the Company owes TJC a $250 quarterly fee for management services. The Company accrued fees to TJC of $500 in the first six months of 2002 and 2001, respectively, related to this agreement. These expenses are classified in "management fees and other" in the Company's statements of operations.

On July 25, 1997, a previous agreement with TJC was amended and restated. Under the new agreement, the Company pays TJC an investment banking fee of up to 1%, based on the aggregate consideration paid, for its assistance in acquisitions undertaken by the Company or its subsidiaries, and a financial consulting fee not to exceed 0.5% of the aggregate debt and equity financing that is arranged by TJC, plus the reimbursement of out-of-pocket and other expenses. The Company made no payments in either the first six months of 2002 or 2001 to TJC for their assistance in relation to acquisition and refinancing activities. At June 30, 2002, $8,429 was accrued related to this agreement and is included in "accrued liabilities" on the Company's balance sheet.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

The Company has agreements to provide management and consulting services to various entities whose shareholders are also shareholders of the Company. The Company also has agreements to provide investment banking and financial consulting services to these entities. Fees for management and consulting services are typically a percentage of the entity's net sales or earnings before interest, taxes, depreciation and amortization. Fees for investment banking and financial consulting services are based on the aggregate consideration paid for acquisitions or the aggregate debt and equity financing that is arranged by the Company, plus the reimbursement of out-of-pocket and other expenses. Amounts due from affiliated entities as a result of providing the services described above were $4,785 and $3,810 as of June 30, 2002 and December 31, 2001, respectively, and are classified in "prepaid expenses and other current assets" in the Company's balance sheets. The Company also made unsecured advances to these entities for the purpose of funding operating expenses and working capital needs. These advances totaled $14,251 and $13,318 as of June 30, 2002 and December 31, 2001, respectively, and are classified in "prepaid expenses and other current assets" in the Company's balance sheets. The Company had reserves of $10,400 at June 30, 2002 and December 31, 2001, related to these management and consulting services and advances.

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

The Company has unsecured advances totaling $15,478 and $15,382 as of June 30, 2002 and December 31, 2001, due from JIR Broadcast, Inc. and JIR Paging, Inc. Each of these companies' Chief Executive Officer is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick, and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors. The Company receives notes in exchange for these advances, which bear interest at a range from 10.75% to 12.0%.

In November 1998, the Company, through Kinetek, invested $5,585 in Class A Preferred Units and $1,700 in Class B Preferred Units of JZ International, LLC. In April 2000, the Company, through Kinetek, invested an additional $5,059 in Class A Preferred Units of JZ International, LLC. This increased the Company's investment in JZ International to $12,344 at June 30, 2002 and December 31, 2001. JZ International's Chief Executive Officer is David
W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other members. JZ International and its subsidiaries are focused on making European and other international investments. The Company is accounting for this investment under the cost method.

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

The Company has made unsecured advances totaling $11,201 and $11,331 as of June 30, 2002 and December 31, 2001, respectively to Internet Services Management Group ("ISMG") an Internet service provider with over 100,000 customers. ISMG's stockholders include Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of The Jordan Company, who are also stockholders of the Company. The Company receives notes in exchange for these advances, which bear interest at 10.75%. The Company also holds a 5% ownership interest in ISMG's common stock and $1,000 of ISMG's 5% mandatorily redeemable cumulative preferred stock. The Company is accounting for these investments under the cost method.

The Company made aggregate investments of $200 and $1,550 in the capital stock of three different businesses in technology-related industries in 2001 and 2000, respectively. The Company's ownership in these businesses ranges from 1-15% on a fully diluted basis. The Company is accounting for these investments under the cost method.

The Company has a 20% limited partnership interest in a partnership that was formed during 2000 for the purpose of making equity investments primarily in datacom/telecom infrastructure and software, e-commerce products and services, and other Internet-related companies. The Company has a $10,000 capital commitment, of which $2,390 had been contributed through June 30, 2002 and December 31, 2001. The Company is accounting for this investment using the equity method of accounting. Certain stockholders of the Company are also stockholders in the general partner of the partnership. The Company has an agreement with the partnership's general partner to provide management services to the partnership for annual fees of $1,250.

Effective on January 1, 2002, the Company sold the stock of Flavorsource to FFG for a $10,100 note. The note accrues interest at 8% annually and has no stated maturity date. FFG's stockholders include Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of The Jordan Company, who are also stockholders of the Company.

The Company had reserves of $15,800 and $8,800 at June 30, 2002 and December 31, 2001, respectively, related to the above investments in affiliates. The increase of $7,000 in the second quarter of 2002 is reflected in "management fees and other" in the Company's statements of operations.

K.  Business Segment Information

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 2001 consolidated financial statements with respect to segmentation or the measurement of segment profit or loss.

L.  Income taxes

The benefit from income taxes differs from the amount of income tax benefit computed by applying the United States federal income tax rate to loss before income taxes, minority interest, extraordinary gain and cumulative effect of change in accounting principle. A reconciliation of the differences is as follows:

                          JORDAN INDUSTRIES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                           Six Months ended     Six Months ended
                                             June 30, 2002        June 30, 2001
                                             -------------        -------------
       Computed statutory tax benefit          $(4,936)              $(6,797)
       Increase (decrease) resulting from:
           Amortization of goodwill                  -                 1,482
           Disallowed meals and entertainment      442                   215
           State and local tax and other          (331)                  639
                                               --------              --------
       Benefit from income taxes               $(4,825)              $(4,461)
                                               ========              ========

M.  Kinetek Credit Agreement

On December 18, 2001, Kinetek, Inc. entered into a new Loan and Security Agreement with Fleet Bank (the "Kinetek Agreement"). On April 12, 2002, the Kinetek Agreement was amended and restated. The Kinetek Agreement now provides for borrowings of up to $35,000 based on the value of certain assets, including inventory, accounts receivable, machinery and equipment, and real estate. Kinetek had $5,326 of outstanding borrowings, $7,554 of outstanding letters of credit, and $21,493 of excess availability under this agreement at June 30, 2002.

N.  Jordan Industries Credit Agreement

On August 16, 2001, the Company entered into a new Loan and Security Agreement with Congress Financial Corporation and First Union National Bank. The new facility provides for borrowings up to $110,000 based on the value of certain assets including inventory, accounts receivable and fixed assets. As of June 30, 2002 the Company had borrowings of $56,923, $2,807 of outstanding letters of credit, and $19,825 of excess availability under this facility.

O.  Kinetek Senior Secured Notes

On April 12, 2002, Kinetek Industries, Inc., a wholly-owned subsidiary of Kinetek, Inc., issued $15,000 principal amount of 5% Senior Secured Notes and $11,000 principal amount of 10% Senior Secured Notes for net proceeds of $20,456. The notes are due in 2007 and are guaranteed by Kinetek, Inc. and substantially all of its domestic subsidiaries. The notes are also secured by a second priority lien on substantially all of the assets of the issuer and the guarantors, which lien is subordinate to the existing lien securing Kinetek, Inc.'s credit facility. Interest on the notes is payable semi-annually on May 1 and November 1 of each year.

P.  Retirement of Debt

Between May 29, 2002 and June 5, 2002, the Company repurchased $119,000 principal amount of its $214,036 11.75% Series A Senior Subordinated Discount Debentures due 2009 (the "Series A Debentures"), for total consideration of $31,193, including expenses. The Series A Debentures were purchased from an institutional investor. After the purchase, $95,036 principal amount of Series A Debentures were outstanding. The Company has reported an extraordinary gain, net of taxes, of $52,684 in the statement of operations related to this purchase.

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

Results of Operations

Summarized below are the net sales, operating income (loss) and operating margins (as defined) for each of the Company's business segments for the quarters and six month periods ended June 30, 2002 and 2001. This discussion reviews the following segment data and certain of the consolidated financial data for the Company.

                                                 Three Months Ended             Six Months Ended
                                                     June 30,                       June 30,
                                              ----------------------        ----------------------
                                               2002            2001            2002          2001
                                              -----           ------          ------        -----
Net Sales:
Specialty Printing and Labeling               $28,241          $29,222       $48,015        $51,982
Jordan Specialty Plastics                      27,437           24,780        52,610         50,296
Jordan Auto Aftermarket                        45,722           40,309        83,902         77,757
Kinetek                                        74,243           74,244       142,441        152,541
Consumer and Industrial Products               15,997           16,418        30,164         35,003
                                             --------         --------       -------       --------
   Total                                     $191,640         $184,973       357,132       $367,579
                                             ========         ========       =======       ========

Operating Income (Loss):
Specialty Printing and Labeling                $2,971            1,306        $1,997           $ 27
Jordan Specialty Plastics                       2,440              874         4,310          1,846
Jordan Auto Aftermarket                         6,381            5,816        11,637         11,079
Kinetek                                        11,864            9,440        21,579         21,190
Consumer and Industrial Products                 (753)            (992)       (1,887)        (4,554)
                                              --------         --------       -------       -------
   Total(a)                                   $22,903          $16,444       $37,636        $29,588
                                              =======          ========      ========       =======

Operating Margin(b)
Specialty Printing and Labeling                  10.5%             4.5%         4.2%           0.1%
Jordan Specialty Plastics                         8.9%             3.5%         8.2%           3.7%
Jordan Auto Aftermarket                          14.0%            14.4%        13.9%          14.2%
Kinetek                                          16.0%            12.7%        15.2%          13.9%
Consumer and Industrial Products                 (4.7)%           (6.0)%       (6.3)%         (13.0)%
   Total(b)                                      12.0%             8.9%        10.5%            8.0%


(a) Before corporate overhead of $9,866 and $1,941 for the three months ended June 30, 2002 and 2001, respectively, and $11,913 and $3,084 for the six months ended June 30, 2002 and 2001, respectively.

(b)  Operating margin is operating income (loss) divided by net sales.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

       Specialty Printing and Labeling. As of June 30, 2002, the Specialty Printing and Labeling group ("SPL") consisted of JII Promotions, Valmark, Pamco, and Seaboard.

Net sales for the second quarter of 2002 decreased $1.0 million, or 3.4%, from the same period in 2001. This decrease is primarily due to lower sales of calendars and outside specialties at JII Promotions, $0.8 million and $0.5 million, respectively, and decreased sales of screen printed products and membrane switches at Valmark, $0.7 million and $0.2 million, respectively. Partially offsetting these decreases is higher sales of school annuals at JII Promotions, $0.5 million, and increased sales of folding boxes at Seaboard, $0.7 million. Net sales for the first six months of 2002 decreased $4.0 million, or 7.6%, from the same period in 2001. This decrease is primarily due to lower sales of calendars and outside specialties at JII Promotions, $1.2 million and $1.0 million, respectively, decreased sales of screen printed products, membrane switches, rollstock and shrouds at Valmark, $1.7 million, $0.7 million, $0.4 million, and $0.1 million respectively, and lower sales of labels at Pamco, $0.3 million. Partially offsetting these decreases is higher sales of school annuals at JII Promotions, $0.4 million, and increased sales of folding boxes at Seaboard, $1.0 million.

Operating income for the second quarter of 2002 increased $1.7 million, or 127.5%, over the same period in 2001. This increase is primarily due to higher operating income at JII Promotions, $0.9 million, and Pamco, $0.9 million, partially offset by lower operating income at Valmark, $0.1 million. Operating income for the first six months of 2002 increased $2.0 million over the same period in 2001. This increase is primarily due to higher operating income at JII Promotions, $1.0 million, Pamco, $1.7 million, and Seaboard, $0.3 million, partially offset by lower operating income at Valmark, $1.0 million. The increase in operating income at Pamco is due to the closing of Pamco's East Coast facility in October 2001.

       Jordan Specialty Plastics. As of June 30, 2002, the Jordan Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales for the second quarter of 2002 increased $2.7 million, or 10.7%, over the same period in 2001. This increase is primarily due to higher sales of bike and truck reflectors at Sate-Lite, $0.4 million, increased sales of fabricated products at Beemak, $0.1 million, and higher sales of hardware products at Deflecto, $2.6 million. Partially offsetting these increases are lower sales of Tilt Bins and thermoplastic colorants at Sate-Lite, $0.1 million and $0.2 million, respectively, and decreased sales of injection molded products at Beemak, $0.1 million. Net sales for the first six months of 2002 increased $2.3 million, or 4.6%, over the same period in 2001. This increase is primarily due to higher sales of bike and truck reflectors at Sate-Lite, $0.6 million, increased sales of fabricated products at Beemak, $0.2 million, and higher sales of hardware products at Deflecto, $4.2 million. Partially offsetting these increases are lower sales of Tilt Bins and thermoplastic colorants at Sate-Lite, $0.5 million each, decreased sales of injection molded product at Beemak, $0.1 million, and decreased sales of office products at Deflecto, $1.6 million.

Operating income for the second quarter of 2002 increased $1.6 million, or 179.2%, over the same period in 2001. This increase is primarily due to higher operating income of $1.7 million at Deflecto, partially offset by decreased operating income of $0.2 million at Sate-Lite. Operating income for the first six months of 2002 increased $2.5 million, or 133.5% over the same period in 2001. This increase is primarily due to higher operating income at Beemak, $0.1 million, and Deflecto, $2.5 million. Partially offsetting this increase is lower operating income of $0.1 million at Sate-Lite. The increase in operating income at Deflecto is due to increased sales, ongoing headcount reductions and continued focus on operational efficiencies.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

       Jordan Auto Aftermarket. As of June 30, 2002, the Jordan Auto Aftermarket group ("JAAI") consisted of Dacco, Alma and Atco.

Net sales for the second quarter of 2002 increased $5.4 million, or 13.4%, over the same period in 2001. Net sales for the first six months of 2002 increased $6.1 million, or 7.9%, over the same period in 2001. These increases are primarily due to the acquisition of Atco in July 2001. Atco contributed net sales of $5.1 million in the second quarter of 2002, and $8.4 million in the first six months of 2002. In addition, sales of air conditioning compressors increased at Alma. Partially offsetting these increases are lower sales of remanufactured torque converters and drive train components at Dacco and Alma.

Operating income for the second quarter and first six months of 2002 increased $0.6 million over the same periods in 2001. The second quarter increase represents a 9.7% increase over the second quarter of 2001 and the six month increase represents a 5.0% increase over the first six months of 2001. This higher operating income can primarily be attributed to the acquisition of Atco, as discussed above, partially offset by increased corporate expenses.

       Kinetek. As of June 30, 2002, the Kinetek group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control, Advanced DC and DeSheng.

Net sales for the second quarter of 2002 were equal to those of the same period for 2001 at $74.2 million. Net sales for the first six months of 2002 decreased $10.1 million or 6.6% from 2001. The decline in sales resulted from general softness in substantially all of Kinetek's principal markets. The motors segment delivered a 0.7% decrease in second quarter sales versus 2001, with year to date sales 7.9% below the same period in 2001. Net sales of subfractional motors increased 3.6% for the second quarter and decreased 2.1% year to date, driven by protracted weakness in the bottle and can vending market, which was offset in part by increased demand for refrigeration appliance motors and by Kinetek's new product introductions. Net sales of fractional/integral motors decreased 3.4% for the second quarter and 11.4% for the year to date, compared with the same periods in 2001. The reductions in sales were led by sharp declines in sales of DC products used in material handling applications and moderately reduced demand for AC and DC products used in the floor care end market, and a weak market in Europe. The addition of the Kinetek DeSheng joint venture resulted in $1.7 million in added sales during the second quarter of 2002. Net sales in the controls segment rose 1.9% in the second quarter but fell 3.2% for the year to date compared with 2001 performance, driven by general softness and moderate pricing pressures in the elevator modernization market.

Operating income for the second quarter increased $2.4 million or 25.7% over the same period in 2001, while operating income for the first six months of 2002 increased $0.4 million or 1.8% over the same period in 2001. Operating income for the motors segment increased 24.5% for the quarter to $11.8 million and increased 1.0% to $21.3 million for the first six months of 2002. The operating income of the controls segment increased 0.5% to $2.5 million for the quarter ending on June 30, 2002, and decreased 4.4% to $5.1 million for the six-month period then ending. The improved operating income reflects lower selling, general, and administrative expenses from Kinetek's cost control efforts such as facility closings and reductions in staff. In addition, gross margins have been positively impacted by Kinetek's focus on cost reductions through improved productivity and sourcing initiatives. These reductions in cost compared to the prior year are offset by unfavorable manufacturing leverage resulting from the decreased sales described above, and to increased research and development costs related to future products.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

       Consumer and Industrial Products. As of June 30, 2002, the Consumer and Industrial Products group consisted of Cape, Welcome Home, Cho-Pat, Online Environs, ISMI and GramTel.

Net sales for the second quarter of 2002 decreased $0.4 million, or 2.6% from the same period in 2001. This decrease is primarily due to the divestiture of Flavorsource in January 2002, $1.8 million. In addition, sales of web site development services at Online Environs decreased $0.1 million, sales of Internet connection services at ISMI decreased $0.2 million, and sales of orthopedic supports at Chopat decreased $0.1 million. Partially offsetting these decreases are higher sales of home accessories at Cape, $0.9 million, higher retail sales at Welcome Home, $0.7 million, and increased sales of information technology outsourcing services at GramTel, $0.2 million. Net sales for the first six months of 2002 decreased $4.8 million, or 13.8%, from the same period in 2001. This decrease is also primarily due to the divestiture of Flavorsource, $3.1 million, as well as sales at Riverside in January 2001 before its divestiture in February 2001, $4.1 million. In addition, sales decreased due to lower sales of web site development services at Online Environs, $0.3 million, and decreased sales of Internet connection services at ISMI, $0.4 million. Partially offsetting these decreases are higher sales of home accessories at Cape, $1.3 million, increased retail sales at Welcome Home, $1.4 million, and higher sales of information technology outsourcing services at Gramtel, $0.4 million. Cape and Welcome Home have been helped by the consumers' inclination to "nest" and decorate their homes, and Welcome Home has been helped by lower gas prices which accounts for higher traffic in outlet malls.

Operating loss for the second quarter of 2002 decreased $0.2 million, or 24.1%, from the same period in 2001. This decrease is primarily due to a lower operating loss at Welcome Home, $0.5 million. In addition, operating income increased $0.2 million at Cape. Partially offsetting these increases is lower operating income at ISMI, $0.2 million, GramTel, $0.1 million, and Flavorsource, $0.2 million, due to the divestiture of the company in January 2002. Operating loss for the first six months of 2002 decreased $2.7 million, or 58.6%, from the same period in 2001. This decrease is partially due to the divestiture of Riverside, as mentioned above, as Riverside had an operating loss of $0.4 million for the first six months of 2001. In addition, operating loss decreased at Welcome Home, $1.4 million, and operating income increased at Cape, $0.8 million, Chopat, $0.1 million, and Online Environs, $0.3 million. Partially offsetting these increases is lower operating income at Flavorsource, $0.3 million, due to the divestiture of the company. The increased operating income at Cape and Welcome Home is due to higher gross margins in addition to the higher sales mentioned above.

Consolidated Results:  (See Condensed Consolidated Statement of Operations).
---------------------

Net sales for the second quarter of 2002 increased $6.7 million, or 3.6%, over the same period in 2001. This increase is primarily due to higher sales of school annuals at JII Promotions, increased sales of folding boxes at Seaboard, higher sales of bike and truck reflectors at Sate-Lite, increased sales of hardware products at Deflecto, higher sales of air conditioning compressors at Alma, higher sales of subfractional motors and controls at Kinetek, higher sales of home accessories at Cape, and increased retail sales at Welcome Home. In addition, sales increased due to the acquisition of Atco in July 2001. Partially offsetting these increases are lower sales of calendars and outside specialties at JII Promotions, decreased sales of screen printed products at Valmark, lower sales of remanufactured torque converters and drive train components at Dacco and Alma, and decreased sales of fractional/integral motors at Kinetek. In addition, sales decreased due to the divestiture of Flavorsource in January 2002.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

Net sales for the first six months of 2002 decreased $10.4 million, or 2.8%, from the same period in 2001. This decrease is primarily due to the divestitures of Flavorsource in January 2002 and Riverside in February 2001. In addition, sales decreased due to lower sales of calendars and outside specialties at JII Promotions, decreased sales of screen printed products and membrane switches at Valmark, lower sales of office products at Deflecto, decreased sales of torque converters and drive train components at Dacco and Alma, lower sales of subfractional motors, fractional/integral motors and controls at Kinetek, and lower sales of Internet connection services at ISMI. Partially offsetting these decreases are higher sales of school annuals at JII Promotions, folding boxes at Seaboard, bike and truck reflectors at Sate-Lite, hardware products at Deflecto, home accessories at Cape, retail sales at Welcome Home, and information technology outsourcing services at GramTel. In addition, sales increased due to the acquisition of Atco in July 2001.

Operating income for the second quarter decreased $1.5 million, or 10.1%, from the same period in 2001. This decrease is primarily due to lower operating income at Valmark, Sate-Lite, ISMI and GramTel. In addition, operating income decreased due to the divestiture of Flavorsource, as mentioned above. Partially offsetting these decreases is higher operating income at JII Promotions, Pamco, Deflecto, the motors segment of Kinetek, and Cape, as well as a decreased operating loss at Welcome Home. In addition, operating income was helped by the acquisition of Atco in the Jordan Auto Aftermarket segment.

Operating income for the first six months of 2002 decreased $0.8 million, or 3.0%, from the same period in 2001. This decrease is due to the divestiture of Flavorsource, as mentioned above, as well as lower operating income at Valmark, Sate-Lite, and the controls segment of Kinetek. Partially offsetting these decreases is higher operating income due to the acquisition of Atco, as well as increased operating income at JII Promotions, Pamco, Deflecto, the motors segment of Kinetek, Welcome Home, and Cape. The increase in operating income at Pamco is due to the closing of Pamco's East Coast facility in October 2001, the higher operating income at Deflecto is primarily due to ongoing headcount reductions and continued focus on operational efficiencies, the increased operating income at Kinetek is due to improved gross margins and focus on improved productivity and sourcing initiatives, and the improved operating income at Cape and Welcome Home is due to higher sales and gross margins.

       Liquidity and Capital Resources.

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion.

The Company had approximately $154.2 million of working capital at June 30, 2002 compared to approximately $159.1 million at the end of 2001.

Operating activities. Net cash used in operating activities for the six months ended June 30, 2002 was $5.1 million compared to net cash used in operating activities of $1.8 million during the same period in 2001. The increase in cash used is primarily due to an increase in the net loss, partially offset by changes in operating assets and liabilities.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2002 was $14.5 million compared to net cash provided by investing activities of $1.6 million during the same period in 2001. The decrease was primarily due to the proceeds from the sale of a subsidiary in the prior year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (UNAUDITED)
                     (ALL DOLLAR AMOUNTS IN THOUSANDS)

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2002 was $16.6 million compared to net cash provided by financing activities of $0.9 million during the same period in 2001. This change is primarily due to net revolver borrowings of $31.9 million in the current year as compared to $6.5 million in the prior year and the issuance of long-term debt at one of the Company's subsidiaries, Kinetek, of $20.5 million, partially offset by the retirement of debt in the current year of $31.2 million.

The Company is party to two credit agreements under which the Company is able to borrow up to $160.0 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature in 2005 and 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of August 14, 2002, the Company had approximately $29.7 million of available funds under these arrangements.

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

Quantitative And Qualitative Disclosures About Market Risks

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At June 30, 2002, the Company had $62.2 million of variable rate debt outstanding. A one percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.6 million. The Company does not believe that its market risk financial instruments on June 30, 2002 would have a material effect on future operations or cash flows.

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

                             OTHER INFORMATION



Item 1.                 Legal Proceedings
                        None

Item 2.                 Changes in Securities
                        None

Item 3.                 Defaults upon Senior Securities
                        None

Item 4.                 Submission of Matters to a Vote of Security
                        -------------------------------------------
                        Holders
                        None

Item 5.                 Other Information
                        Since the Company does not have
                        securities registered under Section
                        12 of the Securities Exchange Act
                        of 1934 and is not required to file
                        periodic reports pursuant to
                        Section 13 or 15(d) of the
                        Securities Exchange Act of 1934,
                        the Company is not an "issuer" as
                        defined in the Sarbanes-Oxley Act
                        of 2002, and therefore the Company
                        is not filing the written
                        certification statement pursuant to
                        Section 906 of such Act. The
                        Company files periodic reports with
                        the Securities and Exchange
                        Commission because it is required
                        to do so by the terms of the
                        indentures governing its notes.

Item 6.                 Exhibits and Reports on Form 8-K
                        --------------------------------
                        8-K filed on May 29, 2002 regarding
                        the purchase of $110,000,000
                        principal amount of the Company's
                        Series A Debentures.

                        8-K filed on June 5, 2002 regarding
                        the purchase of $9,000,000
                        principal amount of the Company's
                        Series A Debentures.

                                 SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  JORDAN INDUSTRIES, INC.



August 14, 2002                          By:    /s/ Thomas C. Spielberger
                                              ---------------------------
                                                  Thomas C. Spielberger
                                                    Senior Vice President,
                                                    Finance and Accounting