Form 10-Q
period 2002-09-30
JORDAN INDUSTRIES INC
filed 2002-11-14
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            -----------------------


                                   FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2002  Commission File Number 33-24317

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

     The number of shares outstanding of Registrant's Common Stock as of November 14, 2002: 98,501.0004.

                            JORDAN INDUSTRIES, INC.

                                     INDEX


Part I.                                                             Page No.
-------                                                             --------

       Condensed Consolidated Balance Sheets
       at September 30, 2002 (Unaudited), and December 31, 2001          3

       Condensed Consolidated Statements of Operations for the
       Three Months Ended September 30, 2002 and 2001 (Unaudited), and the Nine Months Ended September 30, 2002 and 2001 (Unaudited) 4

       Condensed Consolidated Statements of Cash Flows for
       the Nine Months Ended September 30, 2002 and 2001 (Unaudited)     5

       Notes to Condensed Consolidated Financial Statements (Unaudited)  6

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                    16


Part II.
--------

       Other Information                                                22

       Signatures                                                       23

       Officer Certificates                                             24


                                         JORDAN INDUSTRIES, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                     September 30,          December 31,
                                                                         2002                  2001
                                                                         ----                  ----
                                                                     (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                                            $28,434               $26,050
  Accounts receivable, net                                             124,873               109,384
  Inventories                                                          132,102               122,528
  Income tax receivable                                                      -                12,245
  Deferred income taxes                                                 19,335                 8,100
  Prepaid expenses and other current assets                             22,880                19,030
                                                                       -------               -------
    Total Current Assets                                               327,624               297,337

Property, plant and equipment, net                                     105,976                99,602
Investments in and advances to affiliates                               41,278                36,443
Goodwill, net                                                          242,441               358,970
Other assets                                                            32,425                37,044
                                                                      --------              --------
    Total Assets                                                      $749,744              $829,396
                                                                      ========              ========
LIABILITIES AND SHAREHOLDER'S EQUITY (NET CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                                                     $57,356               $47,848
  Accrued liabilities                                                   94,753                71,372
  Advance deposits                                                       1,578                 1,853
  Current portion of long-term debt                                     32,007                17,137
                                                                       -------               -------
    Total Current Liabilities                                          185,694               138,210

Long-term debt, less current portion                                   731,999               819,406
Other non-current liabilities                                           11,064                 8,668
Minority interest                                                          201                     4
Preferred stock                                                          2,296                 2,164

Shareholder's Equity (net capital deficiency):
Common stock $.01 par value: 100,000 shares
 authorized and 98,501 shares issued and
 outstanding                                                                 1                     1
  Additional paid-in capital                                             2,116                 2,116
  Accumulated other comprehensive loss                                 (10,728)              (15,249)
  Accumulated deficit                                                 (172,899)             (125,924)
                                                                      ---------             ---------
    Total Shareholder's Equity (net capital deficiency)               (181,510)             (139,056)
                                                                      ---------             ---------
    Total Liabilities and Shareholder's
     Equity (net capital deficiency)                                  $749,744              $829,396
                                                                      =========             =========


See accompanying notes to condensed consolidated financial statements.


                                      3





                            JORDAN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       September 30,                September 30,
                                                    -------------------          --------------------
                                                     2002         2001             2002        2001
                                                    ------       ------            ----        ----

Net sales                                           $186,942     $180,026        $544,074    $547,605
Cost of sales, excluding
depreciation                                         119,949      115,218         346,636     350,013
Selling, general and
 administrative expenses,
 excluding depreciation                               44,239       45,492         128,914     131,140
Depreciation                                           5,599        5,890          16,426      17,765
Amortization of goodwill
 and other intangibles                                   397        3,945           1,181      11,826
Management fees and other                                165        5,736           8,601       6,612
                                                    --------     --------       ---------     --------

Operating income                                      16,593        3,745          42,316      30,249

Other (income) expenses:
  Interest expense                                    20,752       22,559          66,916      68,622
  Interest income                                       (798)        (210)           (964)       (735)
  Gain on deconsolidation of
   liquidated subsidiary                              (1,888)           -          (1,888)          -
  Other                                                  331          545          (5,840)        931
                                                    --------    ---------       ----------    --------
                                                      18,397       22,894          58,224      68,818
                                                    --------    ----------      ----------    --------
Loss before income taxes, minority
 interest, extraordinary items and
 cumulative effect of change in
 accounting principle                                (1,804)      (19,149)        (15,908)    (38,569)
(Benefit from) provision for
  income taxes                                         (580)        5,913          (5,405)      1,452
                                                    --------    ----------       ---------    --------
Loss before minority interest, extraordinary
   gain and cumulative effect of change in
   accounting principle
                                                     (1,224)      (25,062)        (10,503)    (40,021)
Minority interest                                        91          (200)            197        (365)
                                                    --------     ----------      ---------    ---------
Loss before extraordinary items
 and cumulative effect of change
 in accounting principle                             (1,315)      (24,862)        (10,700)    (39,656)
Extraordinary loss (gain), net of tax                   161             -         (52,523)          -
Cumulative effect of change in
 accounting principle, net of tax                         -             -          89,139           -
                                                    --------     ---------       ---------   ---------
Net loss                                            $(1,476)     $(24,862)       $(47,316)   $(39,656)
                                                    ========     =========       =========   =========


See accompanying notes to condensed consolidated financial statements.

                            JORDAN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                        NINE MONTHS ENDED
                                                             September 30,
                                                        2002          2001
                                                       ------        ------

Cash flows from operating activities:
 Net loss                                               $(47,316)    $(39,656)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Cumulative effect of accounting change                89,139             -
    Extraordinary gain on early retirement of debt       (52,523)            -
    Gain on deconsolidation of liquidated subsidiary      (1,888)            -
    Depreciation and amortization                         17,607        29,591
    Amortization of deferred financing fees                4,652         3,189
    Minority interest                                        197          (365)
    Non-cash interest                                      5,887        16,516
    Other                                                 (4,640)            -
    Changes in operating assets and liabilities,
     net of effects from acquisitions:
      Decrease (increase) in current assets                   26       (12,799)
      Increase in current liabilities                      1,693         1,239
      Increase in non-current assets                      (3,017)         (959)
      Increase in non-current liabilities                  2,749         7,016
                                                        --------      --------
        Net cash provided by operating activities         12,566         3,772


Cash flows from investing activities:
  Proceeds from sale of subsidiary                            -         16,663
  Proceeds from sale of fixed assets                       2,170             -
  Capital expenditures                                   (10,420)       (9,345)
  Acquisitions of subsidiaries                            (9,503)      (13,238)
  Additional purchase price payments                      (1,002)            -
  Net cash acquired in purchase of subsidiaries              788            14
  Other                                                     (204)          (11)
                                                        --------       --------
        Net cash used in investing activities            (18,171)       (5,917)

Cash flows from financing activities:
  Proceeds from revolving credit facilities, net          21,449         9,594
  Proceeds from issuance of long-term debt - Kinetek      20,456             -
  Repayment of long-term debt                             (7,416)       (7,039)
  Repurchase of Series A Debentures                      (31,354)            -
  Other borrowing                                          2,766             -
                                                        --------       --------
        Net cash provided by financing
          activities                                       5,901         2,555

Effect of exchange rate changes on cash                    2,088           461
                                                        --------      --------
Net increase in cash and cash equivalents                  2,384           871
Cash and cash equivalents at beginning of period          26,050        21,713
                                                        --------      --------
Cash and cash equivalents at end of period               $28,434       $22,584
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

B.  Accounting Policies - New Pronouncements

The Company adopted the non-amortization provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, which resulted in a decrease of approximately $2,700 to the third quarter's net loss and a decrease of approximately $8,100 to the nine month's net loss. This provision is expected to decrease the full-year net loss by approximately $10,800.

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

The following table provides comparative results had the non-amortization provisions of SFAS No. 142 been adopted for all periods presented:

                            Three Months Ended          Nine Months Ended
                               September 30,               September 30,
                           2002           2001          2002        2001
                           ----           ----          ----        ----

Net loss                  $(1,476)     $(24,862)     $(47,316)    $(39,656)
Goodwill amortization            -        2,723             -        8,099
                         ---------    ---------      ---------   ---------
Adjusted net loss         $(1,476)     $(22,139)     $(47,316)    $(31,557)
                         =========    ==========     =========   ==========



                            JORDAN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


The changes in the carrying amount of goodwill for the nine months ended
September 30, 2002 were as follows:

                                Specialty          Jordan                                             Consumer &
                                 Printing        Specialty        Jordan Auto                         Industrial
                                & Labeling        Plastics        Aftermarket          Kinetek         Products      Consolidated
                                ----------        --------        -----------          -------         --------      ------------

Balance as of
January 1, 2002                   $43,389         $41,253           $64,737           $194,622          $14,969        $358,970

Acquisition of
Subsidiary                              -               -                 -              2,552                -           2,552

Additional Purchase Price
Payments                                -             902                 -                  -                -             902

Foreign exchange                        -               -                 -              2,118                -           2,118

Sale of a subsidiary                    -               -                 -                  -           (9,498)         (9,498)

Impairment loss                   (31,653)         (6,694)          (47,800)           (21,300)          (4,792)       (112,239)
Other                                   8               -                 -                  -             (372)           (364)
                                 ---------        --------         ---------          ---------         --------     -----------

Balance at
September 30, 2002                $11,744         $35,461           $16,937           $177,992             $307        $242,441
                                  ========        ========         =========          =========         ========     ===========

As of September 30, 2002, the Company had no indefinite-lived intangible assets. The Company had $973 of other intangible assets, net of accumulated amortization of $26,683, which will continue to be amortized over their remaining useful lives ranging from 1 to 10 years. These other intangible asset amounts are included in other assets in the Company's balance sheets.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. There was no impact to the Company's operating results or financial position related to the adoption of this standard.

C.  Inventories

Inventories are summarized as follows:

                                 September 30,         December 31,
                                    2002                  2001
                                ------------          ------------

    Raw materials                 $49,865               $ 52,493
    Work-in-process                21,443                 17,329
    Finished goods                 60,794                 52,706
                                  --------               --------
                                  $132,102               $122,528
                                  ========               ========

D.  Comprehensive Income (Loss)

Total comprehensive income (loss) for the quarters and nine months ended September 30, 2002 and 2001 is as follows:

                                 Three Months ended      Nine Months ended
                                     September 30,           September 30,
                              -----------------------   -------------------
                                2002         2001         2002        2001
                               -------      --------     ------      ------

Net loss                       $(1,476)    $(24,862)    $(47,316)   $(39,656)
Foreign currency translation     3,806         (795)       4,521         741
                                ------     ---------    ---------   ---------
Comprehensive income (loss)     $2,330     $(25,657)    $(42,795)   $(38,915)
                                ======     =========    =========   =========

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

F.  Liquidation of Online Environs

On March 14, 2000 the Company purchased Online Environs, Inc. ("Online Environs"), an Internet business solutions developer and consultant. Online Environs sales deteriorated sharply from the acquisition date through September 20, 2002. On September 20, 2002, the Company shut down the operations of Online Environs and liquidated the entity. At the time of its liquidation, the liabilities of Online Environs exceeded its assets by $1,888 which, upon deconsolidation, are no longer liabilities of the consolidated group. Accordingly, the Company has recorded a gain of $1,888 classified as other income, to remove the net liabilities from the consolidated financial statements.

G.  Acquisition and Formation of Subsidiaries

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

On May 16, 1997, the Company participated in a recapitalization of M&G Holdings. In connection with the recapitalization, M&G Holdings issued 16,250 shares of M&G Holdings common stock (representing approximately 82.5% of the outstanding shares of M&G Holdings common stock) to certain stockholders and affiliates of the Company and M&G Holdings management for total consideration of $2,200 (of which $1,110 was paid in cash and $1,090 was paid through delivery of 8.0% zero coupon notes due 2007). As a result of the recapitalization, certain of the Company's affiliates and M&G Holdings management own substantially all of the M&G Holdings common stock and the Company's investment in M&G Holdings is represented solely by the Cumulative Preferred Stock of M&G Holdings (the "M&G Holdings Junior Preferred Stock"). The M&G Holdings Junior Preferred Stock represents 82.5% of M&G Holdings' stockholder voting rights and 80% of M&G Holdings' net income or loss is accretable to the M&G Holdings Junior Preferred Stock. The Company has obtained an independent opinion as to the fairness, from a

                            JORDAN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

financial point of view, of the recapitalization to the Company and its public bondholders. The Company continues to consolidate M&G Holdings and its subsidiaries, for financial reporting purposes, as subsidiaries of the Company. The M&G Holdings Junior Preferred Stock discontinues its participation in M&G Holdings' earnings on March 31, 2003. The Company's consolidation of the results of M&G Holdings will be discontinued upon redemption of the M&G Holdings Junior Preferred Stock, or at such time as the M&G Holdings Junior Preferred Stock ceases to represent at least a majority of the voting power and a majority share in the earnings of M&G Holdings and its subsidiaries.

As long as the M&G Holdings Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The M&G Holdings Junior Preferred Stock is mandatorily redeemable upon certain events and is redeemable at the option of M&G Holdings, in whole or in part, at any time.

The Company expects to continue to include M&G Holdings and its subsidiaries in its consolidated group for U.S. Federal income tax purposes. This consolidation would be discontinued, however, upon the redemption of the M&G Holdings Junior Preferred Stock, which could result in recognition by the Company of substantial income tax liabilities arising out of the recapitalization. If such deconsolidation had occurred at September 30, 2002, the Company believes that the amount of taxable income to the Company attributable to M&G Holdings would have been approximately $53,600 (or approximately $21,440 of tax liabilities, assuming a 40.0% combined Federal, state, and local tax rate). The Company currently expects to offset these tax liabilities arising from deconsolidation with redemption proceeds from the M&G Holdings Junior Preferred Stock. Deconsolidation would also occur with respect to M&G Holdings if the M&G Holdings Junior Preferred Stock ceased to represent at least 80.0% of the voting power and 80.0% of the combined stock value of the outstanding M&G Holdings Junior Preferred Stock and common stock of M&G Holdings. As long as the M&G Holdings Junior Preferred Stock is outstanding, the Company expects the vote test to be satisfied. The value test depends on the relative values of the M&G Holdings Junior Preferred Stock and common stock of M&G Holdings. The Company believes the value test is satisfied at September 30, 2002. It is possible that on or before March 31, 2003, the M&G Holdings Junior Preferred Stock would cease to represent 80.0% of the relevant total combined stock value. In the event that deconsolidation for U.S. Federal income tax purposes occurs without redemption of the M&G Holdings Junior Preferred Stock, the tax liabilities discussed above would be incurred without the Company receiving the proceeds of the redemption.

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

The terms of Kinetek's 1997 Motion Control Engineering ("MCE") acquisition agreement provide for additional consideration to be paid to the sellers. The agreement is exercisable at the seller's option during a five-year period beginning in 2003. When exercised, the additional consideration will be based on MCE's operating results over the two preceding fiscal years. Payments, if any, under the contingent agreement will be placed in a trust and paid from the trust over a four-year period. Based on MCE's projections for 2002, Kinetek would have to pay approximately $4,600 to the trust in September 2003, if exercised. These payments will be recorded as an addition to goodwill.

J.  Related Party Transactions

An individual who is shareholder, Director, General Counsel, and Secretary for the Company is also a partner in a law firm used by the Company. The firm was paid $977 and $534 in fees and expenses in the first nine months of 2002 and 2001, respectively. The rates charged to the Company were at arms-length.

Certain shareholders of TJC Management Corporation ("TJC") are also shareholders of the Company. On July 25, 1997, a previous agreement with TJC was amended and restated. Effective January 1, 2000, the Company owes TJC a $250 quarterly fee for management services. The Company accrued and paid fees to TJC of $500 in the first nine months of 2002 and accrued fees of $750 and paid fees of $1,000 in the first nine months of 2001 related to this agreement. The Company does not expect to accrue or pay any more money related to this agreement. These expenses are classified in "management fees and other" in the Company's statements of operations.

On July 25, 1997, a previous agreement with TJC was amended and restated. Under the new agreement, the Company pays TJC an investment banking fee of up to 1%, based on the aggregate consideration paid, for its assistance in acquisitions undertaken by the Company or its subsidiaries, and a financial consulting fee not to exceed 0.5% of the aggregate debt and equity financing that is arranged by TJC, plus the reimbursement of out-of-pocket and other expenses. The Company made no payments in either the first nine months of 2002 or 2001 to TJC for their assistance in relation to acquisition and refinancing activities. At September 30, 2002, $8,429 was accrued related to this agreement and is included in "accrued liabilities" on the Company's balance sheet.

The Company has agreements to provide management and consulting services to various entities whose shareholders are also shareholders of the Company. The Company also has agreements to provide investment banking and financial consulting services to these entities. Fees for management and consulting services are typically a percentage of the entity's net sales or earnings before interest, taxes, depreciation and amortization. Fees for investment banking and financial consulting services are based on the aggregate consideration paid for acquisitions or the aggregate debt and equity financing that is arranged by the Company, plus the reimbursement of out-of-pocket and other expenses. Amounts due from affiliated entities as a result of providing the services described above were $4,987 and $3,810 as of September 30, 2002 and December 31, 2001, respectively, and are classified in "prepaid expenses and other current assets" in the Company's balance sheets. The Company also made unsecured advances to these entities for the purpose of funding operating expenses and working capital needs. These advances totaled $14,434 and $13,318 as of September 30, 2002 and December 31, 2001, respectively, and are classified in "prepaid expenses and other current assets" in the Company's balance sheets

The Company had reserves of $10,700 and $10,400 at September
30, 2002 and December 31, 2001, respectively, related to these management and consulting services and advances. The increase of $300 in the nine months

                            JORDAN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

ended September 30, 2002 is reflected in "management fees and other" in the Company's statements of operations.

K. Investments in and advances to affiliates

The Company has unsecured advances totaling $15,906 and $15,382 as of September 30, 2002 and December 31, 2001, due from JIR Broadcast, Inc. and JIR Paging, Inc. Each of these company's Chief Executive Officer is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick, and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors. The Company receives notes in exchange for these advances, which bear interest at a range from 10.75% to 12.0%.

In November 1998, the Company, through Kinetek, invested $5,585 in Class A Preferred Units and $1,700 in Class B Preferred Units of JZ International, LLC. In April 2000, the Company, through Kinetek, invested an additional $5,059 in Class A Preferred Units of JZ International, LLC. This increased the Company's investment in JZ International to $12,344 at September 30, 2002 and December 31, 2001. JZ International's Chief Executive Officer is David W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other members. JZ International and its subsidiaries are focused on making European and other international investments. The Company is accounting for this investment under the cost method.

The Company has made unsecured advances totaling $11,201 and $11,331 as of September 30, 2002 and December 31, 2001, respectively, to Internet Services Management Group ("ISMG") an Internet service provider with approximately 93,000 customers. ISMG's stockholders include Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of The Jordan Company, who are also stockholders of the Company. The Company receives notes in exchange for these advances, which bear interest at 10.75%. The Company also holds a 5% ownership interest in ISMG's common stock and $1,000 of ISMG's 5% mandatorily redeemable cumulative preferred stock. The Company is accounting for these investments under the cost method.

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

                            JORDAN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

The Company has a 20% limited partnership interest in a partnership that was formed during 2000 for the purpose of making equity investments primarily in datacom/telecom infrastructure and software, e-commerce products and services, and other Internet-related companies. The Company has a $10,000 capital commitment, of which $2,665 and $2,230 had been contributed through September 30, 2002 and December 31, 2001, respectively. The Company is accounting for this investment using the equity method of accounting. Certain stockholders of the Company are also stockholders in the general partner of the partnership. The Company has an agreement with the partnership's general partner to provide management services to the partnership for annual fees of $1,250.

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

The Company had reserves of $15,700 and $8,800 at September 30, 2002 and December 31, 2001, respectively, related to the above investments in affiliates. The increase of $6,900 in the nine months ended September 30, 2002 is reflected in "management fees and other" in the Company's statements of operations.

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

M.  Income taxes

The benefit from income taxes differs from the amount of income tax benefit computed by applying the United States federal income tax rate to loss before income taxes, minority interest, extraordinary gain and cumulative effect of change in accounting principle. A reconciliation of the differences is as follows:
                                        Nine Months ended    Nine Months ended
                                        September 30, 2002   September 30, 2001
                                       -------------------   ------------------
Computed statutory tax benefit              $(5,568)              $(13,499)
Increase (decrease) resulting from:
    Increase in valuation allowance               -                 10,953
    Amortization of goodwill                      -                  2,223
    Disallowed meals and entertainment           72                    323
    State and local tax and other                91                  1,452
                                            --------              --------
(Benefit) provision from income taxes       $(5,405)                $1,452
                                            ========              ========

N.  Kinetek Credit Agreement

On December 18, 2001, Kinetek, Inc. entered into a new Loan and Security Agreement with Fleet Bank (the "Kinetek Agreement"). On April 12, 2002, the Kinetek Agreement was amended and restated. The Kinetek Agreement now provides for borrowings of up to $35,000 based on the value of certain assets, including inventory, accounts receivable, machinery and equipment, and real estate. Kinetek had $1,396 of outstanding borrowings, $7,554 of outstanding letters of credit, and $22,554 of excess availability under this agreement at September 30, 2002.

                            JORDAN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

O.  Jordan Industries Credit Agreement

On August 16, 2001, the Company entered into a new Loan and Security Agreement with Congress Financial Corporation and First Union National Bank. The new facility provides for borrowings up to $110,000 based on the value of certain assets including inventory, accounts receivable and fixed assets. As of September 30, 2002 the Company had borrowings of $50,462, $3,595 of outstanding letters of credit, and $23,890 of excess availability under this facility.

P.  Kinetek Senior Secured Notes

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

Q.  Retirement of Debt

Between May 29, 2002 and June 5, 2002, the Company repurchased $119,000 principal amount of its $213,886 11.75% Series A Senior Subordinated Discount Debentures due 2009 (the "Series A Debentures"), for total consideration of $31,354, including expenses. The Series A Debentures were purchased from an institutional investor. After the purchase, $94,886 principal amount of Series A Debentures were outstanding. The Company has reported an extraordinary gain, net of taxes, of $52,523 in the statement of operations related to this purchase.

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

Results of Operations

Summarized below are the net sales, operating income (loss) and operating margins (as defined) for each of the Company's business segments for the quarters and nine month periods ended September 30, 2002 and 2001. This discussion reviews the following segment data and certain of the consolidated financial data for the Company.

                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                     --------------------   -------------------
                                       2002        2001     2002        2001
                                       -----      ------    ------      -----
Net Sales:
Specialty Printing and Labeling      $25,732     $28,841    $73,747    $80,823
Jordan Specialty Plastics             28,778      25,179     81,388     75,475
Jordan Auto Aftermarket               40,742      37,408    124,644    115,165
Kinetek                               74,463      70,309    216,904    222,850
Consumer and Industrial Products      17,227      18,289     47,391     53,292
                                    --------    --------   --------    --------
   Total                            $186,942    $180,026   $544,074   $547,605
                                    ========    ========   ========   =========

Operating Income (Loss):
Specialty Printing and Labeling         $819     $(2,126)    $2,816    $(2,099)
Jordan Specialty Plastics              2,469        (106)     6,779      1,740
Jordan Auto Aftermarket                6,006       4,704     17,643     15,783
Kinetek                               11,450       9,643     33,029     30,833
Consumer and Industrial Products         191        (869)    (1,696)    (5,423)
                                     -------     --------   --------  ---------
   Total (a)                         $20,935     $11,246    $58,571    $40,834
                                     =======     ========   ========   ========

Operating Margin (b)
Specialty Printing and Labeling         3.2%       (7.4)%      3.8%     (2.6)%
Jordan Specialty Plastics               8.6%       (0.4)%      8.3%      2.3%
Jordan Auto Aftermarket                14.7%       12.6%      14.2%     13.7%
Kinetek                                15.4%       13.7%      15.2%     13.8%
Consumer and Industrial Products        1.1%       (4.8)%     (3.6)%   (10.2)%
   Total (b)                           11.2%        6.3%      10.8%      7.5%

----------------------------
(a) Before corporate overhead of $4,167 and $501 and advisory fees and other of $175 and $7,000 for the three months ended September 30, 2002 and 2001, respectively, and corporate overhead of $9,080 and $3,585 and advisory fees and other of $7,175 and $7,000 for the nine months ended September 30, 2002 and 2001, respectively.

(b) Operating margin is operating income (loss) divided by net sales.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

       Specialty Printing and Labeling. As of September 30, 2002, the Specialty Printing and Labeling group ("SPL") consisted of JII Promotions, Valmark, Pamco, and Seaboard.

Net sales for the third quarter of 2002 decreased $3.1 million, or 10.8%, from the same period in 2001. This decrease is primarily due to lower sales of calendars, school annuals, and outside specialties at JII Promotions, $0.6 million, $0.1 million, and $0.5 million, respectively, lower sales of screen printed products and membrane switches at Valmark, $0.8 million and $0.1 million, respectively, decreased sales of labels at Pamco, $0.3 million, and lower sales of folding boxes at Seaboard, $0.7 million. Net sales for the first nine months of 2002 decreased $7.1 million, or 8.8%, from the same period in 2001. This decrease is primarily due to lower sales of calendars and outside specialties at JII Promotions, $1.9 million and $1.4 million, respectively, decreased sales of screen printed products, membrane switches, shrouds and rollstock at Valmark, $2.6 million, $0.8 million, $0.1 million, and $0.3 million, respectively, and lower sales of labels at Pamco, $0.6 million. Partially offsetting these decreases are higher sales of school annuals at JII Promotions, $0.3 million, and increased sales of folding boxes at Seaboard, $0.3 million.

Operating income for the third quarter of 2002 increased $2.9 million over the same period in 2001. This increase is due to higher operating income at JII Promotions, $1.0 million, Valmark, $0.3 million, and Pamco, $1.8 million, partially offset by lower operating income at Seaboard, $0.2 million. Operating income for the first nine months of 2002 increased $4.9 million over the same period in 2001. This increase is due to higher operating income at JII Promotions, $2.0 million, Pamco, $3.5 million, and Seaboard, $0.2 million, partially offset by lower operating income at Valmark, $0.8 million. The increase in operating income at Pamco is due to the closing of Pamco's East Coast facility in October 2001.

       Jordan Specialty Plastics. As of September 30, 2002, the Jordan Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales for the third quarter of 2002 increased $3.6 million, or 14.3%, over the same period in 2001. This increase is primarily due to increased sales of tooling at Sate-Lite, $0.4 million, higher sales of molded and fabricated products at Beemak, $0.1 million each, and increased sales of hardware and office products at Deflecto, $2.6 million and $0.9 million, respectively. Partially offsetting these increases are decreased sales of bike and truck reflectors and warning triangles at Sate-Lite, $0.3 million and $0.2 million, respectively. Net sales for the first nine months of 2002 increased $5.9 million, or 7.8%, over the same period in 2001. This increase is primarily due to higher sales of tooling, truck reflectors, and miscellaneous truck parts at Sate-Lite, $0.3 million, $0.2 million, and $0.2 million, respectively, increased sales of fabricated products at Beemak, $0.3 million, and higher sales of hardware products at Deflecto, $6.8 million. These increases are partially offset by lower sales of Tilt Bins and thermoplastic colorants at Sate-Lite, $0.5 million and $0.7 million, respectively, and decreased sales of office products at Deflecto, $0.7 million.

Operating income for the third quarter of 2002 increased $2.6 million over the same period in 2001. This increase is due to higher operating income at Deflecto, $3.0 million, partially offset by lower operating income at Sate-Lite, $0.4 million. Operating income for the first nine months of 2002 increased $5.0 million, or 289.6%, over the same period in 2001. This increase is due to higher operating income at Beemak, $0.1 million, and Deflecto $5.4 million, partially offset by lower operating income at Sate-Lite, $0.5 million. The increase in operating income at Deflecto is due to increased sales, ongoing headcount reductions and continued focus on operational efficiencies.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

     Jordan Auto Aftermarket. As of September 30, 2002, the Jordan Auto Aftermarket group ("JAAI") consisted of Dacco, Alma and Atco.

Net sales for the third quarter of 2002 increased $3.3 million, or 8.9%, over the same period in 2001. This increase is primarily due to higher sales of air conditioning compressors at Alma coupled with increased sales of remanufactured torque converters and drive train components at Dacco and Alma. Net sales for the first nine months of 2002 increased $9.5 million, or 8.2%, over the same period in 2001. This increase is primarily due to the acquisition of Atco in June 2001. Atco contributed net sales of $12.3 million in the first nine months of 2002 compared with net sales of $4.1 million in the same period in 2001. In addition, sales of air conditioning compressors increased at Alma.

Operating income for the third quarter of 2002 increased $1.3 million, or 27.7%, over the same period in 2001. Operating income for the first nine months increased $1.9 million, or 11.8%, over the same period in 2001. This higher operating income can primarily be attributed to the acquisition of Atco and increased air compressor sales at Alma, partially offset by increased corporate expenses.

       Kinetek. As of September 30, 2002, the Kinetek group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control, Advanced DC and DeSheng.

Net sales for the third quarter of 2002 increased $4.2 million, or 5.9%, over the same period in 2001. Net sales for the first nine months of 2002 decreased $5.9 million, or 2.7%, from the same period in 2001. The acquisition of DeSheng resulted in $3.0 million in added sales during the third quarter of 2002 and $4.7 million for the year to date. The increase in sales for the third quarter is mainly attributable to the inclusion of DeSheng results. The decline in total year to date sales resulted from general softness in substantially all of Kinetek's principal markets, partially offset by the DeSheng sales. The motors segment delivered a 5.1% increase in third quarter sales versus 2001, with year to date sales 3.8% below the same period in 2001. Net sales of subfractional motors increased 5.1% for the third quarter and increased 0.1% year to date, led by increased demand for refrigeration appliance motors and by Kinetek's new product introductions, but offset by protracted weakness in vending motor markets. Net sales of fractional and integral motors increased 8.4% for the third quarter and decreased 4.4% year to date, compared with the same periods in 2001. The increase in third quarter sales was led by the inclusion of DeSheng and from share gains and new products introduced in the floor care and elevator motor product lines. These increases more than offset sharp declines in sales of DC products used in material handling applications, and moderately reduced demand for AC and DC products used in the floor care end market, as well as a weak European market. Net sales in the controls segment rose 8.0% in the third quarter and 0.3% for the year to date compared with 2001 performance. The elevator modernization market that drives this segment has experienced general softness and moderate pricing pressure throughout 2002.

Operating income for the third quarter of 2002 increased $1.8 million, or 18.7%, over the same period in 2001. Operating income for the first nine months of 2002 increased $2.2 million, or 7.1%, over the same period in 2001. These increases are due to higher operating income in the motors segment, 14.6% and 5.2%, for the third quarter and nine months respectively, and increased operating income in the controls segment, 15.4% and 2.0%, for the third quarter and first nine months, respectively. These increases are due to Kinetek's continued emphasis on cost reduction through productivity and sourcing initiatives, partially offset by price competition in several key markets and a shift in sales toward less profitable product lines.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

     Consumer and Industrial Products. As of September 30, 2002, the Consumer and Industrial Products group consisted of Cape, Welcome Home, Cho-Pat, ISMI and GramTel. Online Environs was formally shutdown during the third quarter. (See Footnote F).

Net sales for the third quarter of 2002 decreased $1.1 million, or 5.8%, from the same period in 2001. This decrease is primarily due to the divestiture of Flavorsource in January 2002, $1.3 million. In addition, sales of Internet connection services at ISMI decreased $0.3 million, sales of orthopedic supports at Chopat decreased $0.1 million, retail sales at Welcome Home decreased $0.8 million, and sales of web site development services at Online Environs decreased $0.2 million. Partially offsetting these decreases are increased sales of home accessories at Cape, $1.4 million, and higher sales of information technology outsourcing services at GramTel, $0.2 million. Net sales for the first nine months of 2002 decreased $5.9 million, or 11.1%, from the same period in 2001. This decrease is also primarily due to the divestiture of Flavorsource, $4.4 million, as well as the divestiture of Riverside in February 2001, $4.1 million. In addition, sales decreased due to lower sales of Internet connection services at ISMI, $0.7 million, lower sales of orthopedic supports at Chopat, $0.1 million, and decreased sales of web site development services at Online Environs, $0.5 million. Partially offsetting these decreases are increased sales of home accessories at Cape, $2.7 million, higher retail sales at Welcome Home, $0.6 million, and increased sales of information technology outsourcing services at GramTel, $0.6 million. Cape and Welcome Home have been helped by the consumers' inclination to "nest" and decorate their homes, and Welcome Home has been helped by lower gas prices, which accounts for higher traffic in outlet malls. GramTel sales increased due to the increase in customers requiring web hosting and e-mail hosting.

Operating income for the third quarter increased $1.1 million over the same period in 2001. This increase is due to higher operating income at Cape, $0.4 million, lower operating loss at Welcome Home, $0.1 million, and higher operating income at GramTel, $0.6 million. Operating loss for the first nine months of 2002 decreased $3.7 million, over the same period in 2001. This decrease is due to the divestiture of Riverside, as mentioned above, as Riverside had an operating loss of $0.4 million for the first nine months of 2001. In addition, operating income increased at Cape, $1.2 million, Welcome Home, $1.5 million, Chopat, $0.1 million, Online Environs, $0.4 million, and GramTel, $0.6 million. Partially offsetting these increases is decreased operating income at ISMI, $0.1 million and Flavorsource, $0.4 million, due to the divestiture of Flavorsource in January 2002. The increased operating income at Cape and Welcome Home is due to higher gross margins in addition to the higher sales mentioned above.

Consolidated Results:  (See Condensed Consolidated Statement of Operations).

Net sales for the third quarter of 2002 increased $6.9 million, or 3.8%, over the same period in 2001. This increase is primarily due to higher sales of tooling at Sate-Lite, increased sales of hardware and office products at Deflecto, higher sales of air conditioning compressors, remanufactured torque converters and drive trains at Alma and Dacco, increased sales of motors and controls at Kinetek, and higher sales of home accessories at Cape. In addition, net sales increased due to the acquisitions of Atco in June 2001 and DeSheng in April 2002. Partially offsetting these increases are lower sales of calendars and outside specialties at JII Promotions, decreased sales of screen printed products at Valmark, lower sales of labels at Pamco, decreased sales of folding boxes at Seaboard, lower sales of bike and truck reflectors at Sate-Lite, and decreased retail sales at Welcome Home. In addition, net sales decreased due to the divestiture of Flavorsource in January 2002.

Net sales for the first nine months of 2002 decreased $3.5 million, or 0.6%, from the same period in 2001. This decrease is primarily due to the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

divestitures of Flavorsource in January 2002 and Riverside in February 2001. In addition, net sales decreased due to lower sales of calendars and outside specialties at JII Promotions, decreased sales of screen printed products and membrane switches at Valmark, lower sales of labels at Pamco, decreased sales of Tilt Bins and thermoplastic colorants at Sate-Lite, lower sales of office products at Deflecto, decreased sales of fractional and integral motors at Kinetek, lower sales of Internet connection services at ISMI, and decreased sales of web site development services at Online Environs. Partially offsetting these decreases are higher sales due to the acquisitions of Atco and DeSheng, as mentioned above. In addition, net sales increased due to higher sales of school annuals at JII Promotions, increased sales of folding boxes at Seaboard, higher sales of tooling at Sate-Lite, increased sales of hardware products at Deflecto, higher sales of air conditioning compressors at Alma, increased sales of home accessories at Cape, higher retail sales at Welcome Home, and increased sales of information technology outsourcing services at GramTel.

Operating income for the third quarter increased $12.8 million over the same period in 2001. This increase is primarily due to higher operating income at JII Promotions, Pamco, Deflecto, Jordan Auto Aftermarket, the motors and controls segments of Kinetek, Cape, and GramTel, as well as the acquisitions mentioned above. Partially offsetting these increases is lower operating income at Seaboard and Sate-Lite, in addition to lower operating income due to the divestiture of Flavorsource. Operating income for the first nine months of 2002 increased $12.1 million, or 39.9%, over the same period in 2001. This increase is primarily due to higher operating income at JII Promotions, Pamco, Deflecto, the motors and controls segments of Kinetek, Cape, Welcome Home, and GramTel. In addition, operating income increased due to the acquisitions of Atco and DeSheng. Partially offsetting these increases is lower operating income at Valmark and Sate-Lite. The increased operating income at Pamco is due to the closure of Pamco's East Coast facility in October 2001, the increase in operating income at Deflecto is due to increased sales, ongoing headcount reductions, and continued focus on operational efficiencies, and the higher operating income at Kinetek is due to continued emphasis on cost reduction through productivity and sourcing initiatives.

       Liquidity and Capital Resources.

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion.

The Company had approximately $141.9 million of working capital at September 30, 2002 compared to approximately $159.1 million at the end of 2001.

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2002 was $12.6 million compared to net cash provided by operating activities of $3.8 million during the same period in 2001. The increase in cash provided is primarily due to favorable working capital variances compared with the same period in 2001.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2002 was $18.2 million compared to net cash used in investing activities of $5.9 million during the same period in 2001. The increase in cash used is primarily due to the proceeds from the sale of a subsidiary in the prior year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2002 was $5.9 million compared to net cash provided by financing activities of $2.6 million during the same period in 2001. This change is primarily due to net revolver borrowings of $21.4 million in the current year as compared to $9.6 million in the prior year and the issuance of long-term debt at one of the Company's subsidiaries, Kinetek, of $20.5 million, partially offset by the retirement of debt in the current year of $31.4 million.

The Company is party to two credit agreements under which the Company is able to borrow up to $160.0 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature in 2005 and 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of November 14, 2002, the Company had approximately $33.4 million of available funds under these arrangements.

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

Quantitative And Qualitative Disclosures About Market Risks

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At September 30, 2002, the Company had $51.9 million of variable rate debt outstanding. A one percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.5 million. The Company does not believe that its market risk financial instruments on September 30, 2002 would have a material effect on future operations or cash flows.

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.

Controls and Procedures

The Company's CEO and Principal Financial Officer have concluded, based on an evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

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


                                              JORDAN INDUSTRIES, INC.



November 14, 2002                    By:    /s/ Thomas C. Spielberger
                                            ---------------------------
                                              Thomas C. Spielberger
                                                  Senior Vice President,
                                                  Finance and Accounting

                                  CERTIFICATE

I, John W. Jordan II, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Jordan Industries, Inc;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002
     ----------------------
                                                 /s/ John W. Jordan II
                                               ------------------------------
                                               Name: John W. Jordan II
                                               Title: Chairman and CEO

                                  CERTIFICATE

I, Thomas C. Spielberger, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Jordan Industries, Inc;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material nformation relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002
     ----------------------
                                             /s/ Thomas C. Spielberger
                                           ------------------------------
                                            Name: Thomas C. Spielberger
                                            Title: SVP, Finance & Accounting
                                            Principal Financial Officer