Form 10-K
period 2002-12-31
JORDAN INDUSTRIES INC
filed 2003-03-31
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549
                              --------------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002     Commission File Number 33-24317

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
           Title of Each Class                         on Which Registered
           -------------------                        ----------------------
                 None                                           N/A

         Securities registered pursuant to Section 12 (g) of the Act: None Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                  Yes  X                                  No ___


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. X .

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes --- No X . ---

         The aggregate market value of voting stock held by non-affiliates of the registrant is not determinable as such shares were privately placed and there is no public market for such shares.

         The number of shares outstanding of Registrant's Common Stock as of March 31, 2003:98,501.0004.

Item 1. BUSINESS

Jordan Industries, Inc. ("the Company") was organized to acquire and operate a diverse group of businesses with a corporate staff providing strategic direction and support. The Company is currently comprised of 22 businesses which are divided into five strategic business units: (i) Specialty Printing and Labeling,
(ii) Consumer and Industrial Products, (iii) Jordan Specialty Plastics, (iv) Jordan Auto Aftermarket, and (v) Kinetek.

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

The Company's business strategy is to enhance the growth and profitability of each business unit, and to build upon the strengths of those units through product line and other strategic acquisitions. Key elements of this strategy have been the consolidation and reorganization of acquired businesses, increased focus on international markets, facilities expansion and the acquisition of complementary product lines. When, through such activities, the Company believes that critical mass is attained in a particular industry segment, the related companies are organized as a discreet business unit. For example, the Company acquired Imperial in 1983 and made a series of complementary acquisitions, which resulted in the formation of Kinetek, Inc., a leading manufacturer of electric motors, gears, and motion control systems.

The following chart depicts the operating subsidiaries, which comprise the Company's five strategic business units, together with the net sales for each of the five groups for the year ended December 31, 2002.

                             Jordan Industries, Inc.
                         $720.0 Million of Net Sales (1)


SPECIALTY PRINTING AND LABELING                    -   JII Promotions
$104.6 Million of Net Sales                        -   Pamco
                                                   -   Valmark
                                                   -   Seaboard

CONSUMER AND INDUSTRIAL PRODUCTS                   -   Cape Craftsmen
$69.0 Million of Net Sales                         -   Welcome Home
                                                   -   Cho-Pat
                                                   -   GramTel

JORDAN SPECIALTY PLASTICS (2)                      -   Beemak
$108.0 Million of Net Sales                        -   Sate-Lite
                                                   -   Deflecto

JORDAN AUTO AFTERMARKET (2)                        -   Dacco
$155.7 Million of Net Sales                        -   Alma
                                                   -   Atco

Kinetek                                            -   Imperial
$282.7 Million of Net Sales                        -   Gear
                                                   -   Merkle-Korff
                                                   -   FIR
                                                   -   ED&C
                                                   -   Motion Control
                                                   -   Advanced D.C.
                                                   -   DeSheng
---------------------------

     (1) The results of operations of acquired businesses have been included in the Company's consolidated results since the respective dates of acquisition. See note 19 to the financial statements.


     (2) The Company's ownership in Jordan Specialty Plastics and Jordan Auto Aftermarket is solely in the form of Cumulative Preferred Stock. See note 5 to the financial statements.

The Company's operations were conducted through the following business units as of December 31, 2002:

Specialty Printing and Labeling

The Specialty Printing and Labeling Group manufactures and markets (i) promotional and specialty advertising products for corporate buyers, (ii) labels, tapes, and printed graphic panel overlays for electronics and other manufacturing companies and (iii) printed folding cartons and boxes and other shipping materials. The companies that are part of Specialty Printing and Labeling have provided its customers with products and services for an average of over 40 years. For the fiscal year ended December 31, 2002, the Specialty Printing and Labeling group generated net sales of $104.6 million. Each of the Specialty Printing and Labeling subsidiaries is discussed below:

JII Promotions. JII Promotions is a distributor of corporate recognition, promotion and specialty advertising products and a producer and distributor of calendars for corporate buyers and color and black and white soft-cover yearbooks for kindergarten through eighth grade.

JII Promotions' net sales for fiscal 2002 were $52.3 million. Approximately 61% of JII Promotions' 2002 net sales were derived from distributing a broad variety of corporate recognition, promotion and specialty advertising products. These products include apparel, watches, crystal, luggage, writing instruments, glassware, caps, cases, labels and other items that are printed and identified with a particular corporate logo and/or corporate advertising campaign. Approximately 25% of JII Promotions' 2002 net sales were derived from sales of a broad variety of calendars, including hanging, desktop and pocket calendars that are used internally by corporate customers and distributed by them to their clients and customers. High-quality artistic calendars are also distributed. In addition, JII Promotions manufactures and distributes color and black and white soft-cover school yearbooks for kindergarten through eighth grade, which accounted for approximately 14% of 2002 net sales.

JII Promotions distributes calendars that are assembled in-house as well as by a number of outside suppliers. Facilities for in-house finishing include a composing room, a camera room, and a calendar binding department. Print stock, binding material, packaging and other materials are supplied by a number of independent companies. Specialty advertising products are purchased from more than 1,000 suppliers. Calendars and specialty advertising products are sold through a 575 person sales force, most of whom are independent contractors.

Management believes that JII Promotions has one of the largest domestic sales forces in the industry. With this large sales force and broad range of calendars and corporate recognition products available, management believes that JII Promotions is a strong competitor in its market. This market is very fragmented and most of the competition comes from smaller-scale producers and distributors.

Valmark. Valmark, which was founded in 1976 and purchased by the Company in 1994, is a specialty printer and manufacturer of graphic components for the electronics Original Equipment Manufacturer ("OEM") market. Valmark's product lines include graphic panel overlays, membrane switch control panels, and adhesive-backed labels. Approximately 40% of Valmark's 2002 net sales of $13.7 million were derived from the sales of membrane switch control panels, 42% from graphic panel overlays, and 18% from labels and other products.

Valmark sells to four primary markets: personal computers, general electronics, turn-key services, and medical instrumentation. During 2002, Valmark's specialty screen print products were subject to increased foreign price competition, primarily in the personal computers and telecommunications markets. Valmark does operate relatively free of foreign competition in its other product markets, due primarily to the high level of communication and long history with its customers, the relatively short time frame required to produce orders of non-membrane switch products, and the significant engineering and product development investments required to secure and manufacture orders for its membrane switch control panel customers.

Valmark is able to provide OEMs with a broader range of products than many of its competitors. Valmark's markets are very competitive in terms of price and accordingly, Valmark's advantage over its competitors is derived from its diverse product line and excellent quality ratings.

Pamco. Pamco, which was founded in 1953 and purchased by the Company in 1994, is a manufacturer and distributor of a wide variety of printed tapes and labels. Pamco offers a range of products from simple one and two-color labels, such as basic bar code and address labels, to eight-color, laminated, embossed, and hot stamped labels for products such as video games and food packaging. All of Pamco's products are made to customer specifications and approximately 93% of all sales were manufactured in-house in 2002. The remaining 7% of sales were purchased printed products and included business cards and stationery.

Pamco's products are marketed by a team of eight sales representatives who procure new accounts and service existing accounts. Existing accounts are serviced by eight customer service representatives and two internal salespeople. Pamco's customers represent several different industries with the five largest customers accounting for approximately 18% of 2002 net sales of $18.3 million.

Pamco competes in a highly fragmented industry. Pamco emphasizes its impressive 24-hour turnaround time and its ability to accommodate rush orders that other printers cannot handle. Pamco's ability to deliver a quality product with quick turn-around is its key competitive advantage.

Seaboard. Seaboard, which was founded in 1954 and purchased by the Company in 1996, is a manufacturer of printed folding cartons and boxes, insert packaging and blister pack cards.

Seaboard sells directly to a broad customer base, located primarily east of the Mississippi River, operating in a variety of industries including hardware, personal hygiene, toys, automotive supplies, food and drugs. Seaboard's top ten customers accounted for approximately 38% of Seaboard's 2002 net sales of $20.3 million. Seaboard has exhibited high profit margins and has gained a reputation for exceeding industry standards primarily due to its excellent operating capabilities. Seaboard has historically been highly successful in buying and profitably integrating smaller acquisitions.

Seaboard's markets are very competitive in terms of price, and accordingly, Seaboard's advantage over its competition is derived from its high quality products and excellent service.

Consumer and Industrial Products

Consumer and Industrial Products serves many product segments. It manufactures and imports gift items; is a specialty retailer of gifts and decorative home furnishings; manufactures orthopedic supports and pain reducing medical devices; and provides data storage services at a Secure Network Access Center. For the year ended December 31, 2002, the Consumer and Industrial Products subsidiaries generated combined net sales of $69.0 million. Each of the Consumer and Industrial Products subsidiaries is discussed below.

Cape Craftsmen. Founded in 1966 and purchased by the Company in 1996, Cape Craftsmen is an importer of gifts, wooden furniture, framed art and other accessories. Cape Craftsmen is located in North Carolina and imports from the Far East. Cape Craftsmen sells its products through three in-house salespeople and 200 independent sales representatives. Net sales in 2002 were $12.7 million, excluding sales to Welcome Home, a related party, of $17.2 million. Cape Craftsmen competes in a highly fragmented industry and has therefore found it most effective to compete on the basis of price with most wood manufacturers and importers. Cape Craftsmen also strives to deliver better quality and service than its competitors.

Welcome Home. Welcome Home is a specialty retailer of gifts and decorative home furnishings and accessories in North America. Welcome Home began operations in the mid 1970's and was acquired by the Company in 1991. It currently operates 118 stores located in factory outlet centers and regional malls in 36 states. Welcome Home offers a broad product line of 2,000 to 3,000 items consisting of 12 basic groups, including decorative home textiles, framed art, furniture, candles, lighting, fragrance, decorative accessories, decorative garden, music, special opportunity merchandise and seasonal products.

Competition is highly intense among specialty retailers, traditional department stores and mass merchant discounters in outlet malls and other high traffic retail locations. Welcome Home competes principally on the basis of product assortment, convenience, customer service, price and the attractiveness of its stores. Welcome Home had net sales of $51.9 million in the year ended December 31, 2002.

Cho-Pat. In September 1997, the Company purchased Cho-Pat, Inc., a leading designer and manufacturer of orthopedic related sports medicine devices used in the prevention and treatment of certain biomechanical injuries. Several of the devices designed by Cho-Pat hold U.S. patents. Cho-Pat currently produces 20 different products primarily for reduction of pain from injuries and the prevention of injuries resulting from over-use of the major joints. For the past 22 years, Cho-Pat's largest selling product has been Cho-Pat's Original Knee Strap, designed to reduce the pain from patellar tendonitis. Cho-Pat manufactures most of its products in-house. Cho-Pat sells its products to medical professionals, all branches of the military, college, high school and professional team coaches and trainers, medical product distributors and wholesalers, retail drug and sporting goods stores, and direct to individuals domestically and internationally. Cho-Pat had net sales of $1.4 million in 2002.

GramTel. GramTel Communications, Inc. was started by the Company in December 2000. GramTel is a data storage and information technology disaster recovery company. It owns and operates a state-of-the-art technology center that houses business-critical computer systems, applications, and data. Their facility provides alternate sites for companies to continue operations in the event of a disaster or emergency event. GramTel leverages its infrastructure and technical staff to support business's data storage needs at a fraction of the cost of performing these tasks in-house. It provides the facilities, technical personnel and network connectivity to keep business's critical operations available 24 hours a day. GramTel had net sales of $1.2 million in the year ended December 31, 2002.

Jordan Specialty Plastics

Jordan Specialty Plastics serves a broad range of wholesale and retail markets within the highly-fragmented specialty plastics industry. The group designs, manufactures and sells (1) "take-one" point of purchase brochure, folder and application display holders, (2) modular storage systems ("Tilt-Bins"(TM)), (3) plastic injection-molded hardware and office supply products, (4) extruded vinyl chairmats, (5) safety reflectors for bicycles and commercial truck manufacturers and (6) colorants to the thermoplastics industry. The companies that are part of Jordan Specialty Plastics have provided their customers with products and services for an average of over 35 years. For the year ended December 31, 2002, the Jordan Specialty Plastics subsidiaries generated combined net sales of $108.0 million. Each of the Jordan Specialty Plastics subsidiaries is discussed below:

Beemak Plastics. Beemak, which was founded in 1951 and acquired by the Company in July 1989, is an integrated manufacturer of custom point-of-purchase displays, brochure holders and sign holders. Beemak sells its proprietary holders and displays to approximately 3,000 customers around the world. In addition, Beemak produces a small amount of custom injection-molded plastic parts for customers on a contract manufacturing basis. Beemak's net sales for 2002 were $5.5 million.

Beemak's products are both injection-molded and custom fabricated. The manufacturing process consists primarily of the injection-molding of polystyrene plastic and the fabrication of plastic sheets. Beemak also provides silk screening of decals and logos onto the final product.

Beemak sells its products through a direct sales force, an extensive on-going advertising campaign and by reputation. Beemak sells to distributors, major companies, and competitors, which resell the product under a different name. Beemak has been successful in providing excellent service on orders of all sizes.

The display holder industry is very fragmented, consisting of a few other known holder and display firms and regionally-based sheet fabrication shops. Significant advertising dollars are spent each year on direct-mail campaigns, point-of-purchase displays and other forms of non-media advertising.

Sate-Lite Manufacturing. Sate-Lite specializes in safety reflectors for bicycles and commercial truck manufacturers, colorants/masterbatches for the thermoplastics industry, and a line of retail Tilt-Bin(TM) storage containers. Sate-Lite was founded in 1968 and acquired by the Company in 1988. Bicycle reflectors and plastic bicycle parts accounted for approximately 35% of Sate-Lite's net sales in 2002. Sales of emergency warning triangles and specialty reflectors and lenses to commercial truck customers accounted for approximately 21% of net sales in 2002. Sales of colorants to the thermoplastics industry accounted for approximately 24% of net sales in 2002. Sales of storage containers accounted for approximately 11% of net sales. The remaining 9% of 2002 net sales were derived from other miscellaneous plastic injection-molded products. Sate-Lite's net sales for 2002 were $14.0 million, excluding sales to Deflecto, a related party, of $0.9 million.

Sate-Lite's bicycle and truck/auto products are sold directly to a number of OEMs. The three largest OEM customers are Tandem (China), Truck Light and Ideal, which account for a total of approximately 15% of Sate-Lite's net sales in 2002. Colorants are sold primarily to plastic processors in North America. The Tilt-Bin(TM) storage containers are sold primarily to retail outlets used for in-store display fixtures, as well as for home consumer use. In 2002, Sate-Lite's ten largest customers accounted for approximately 41% of net sales.

Sate-Lite's bicycle products are marketed to bicycle OEMs in North America and Asia. Sales to foreign customers are handled directly by management and by independent trading companies on a commission basis. Sate-Lite's net export sales accounted for approximately 30% of its total 2002 net sales. The principal raw materials used in manufacturing Sate-Lite's products are plastic resins, metal fasteners, and color pigments. Sate-Lite purchases these materials from several independent suppliers. In the fourth quarter of 1998, Sate-Lite opened a wholly-owned manufacturing factory in China. Sate-Lite sells to a variety of companies in Asia including Tandem, Giant, Southern Cross, and other bicycle manufacturers who have increased their sales to the North American market through mass market bicycle brands such as Huffy, Mongoose, Pacific, and Schwinn.

The markets for bicycle parts and thermoplastic colorants are highly competitive. Sate-Lite competes in these markets by offering innovative products and by relying on its established reputation for producing high-quality plastic components and colorants. Sate-Lite's principal competitors in the bicycle parts market consist primarily of foreign companies. Sate-Lite competes with regional companies in the thermoplastic colorants market.

Deflecto Corporation. Founded in 1960 and acquired by the Company in 1998, Deflecto designs, manufactures and markets plastic injection-molded products for mass merchandisers, major retailers and large wholesalers. Deflecto sells its products in two product categories: hardware products and office supply products. Hardware products, which comprised approximately 65% of Deflecto's net sales in 2002, include heating and cooling air deflectors, clothes dryer vents and ducts, kitchen vents and ducts, sheet metal pipes and elbows, exhaust fittings, heating ventilation and air conditioning registers and other widely recognized products. Office supply products, many of which have patents and trademarks, represented approximately 35% of net sales in 2002 and include such items as wall pockets, literature displays, file and chart holders, business card holders, chairmats and other top-branded office supply products. Deflecto's net sales for 2002 were $88.5 million.

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

Jordan Auto Aftermarket

Jordan Auto Aftermarket is the leading supplier of remanufactured torque converters to the automotive aftermarket parts industry. In addition, it produces newly manufactured torque converters, air conditioning compressors, and clutch and disc assemblies for major automotive and equipment OEMs. For the year ended December 31, 2002, the Jordan Auto Aftermarket subsidiaries generated combined net sales of $155.7 million. Each of the Jordan Auto Aftermarket subsidiaries is discussed below.

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

Dacco's customers are automotive transmission parts distributors, transmission repair shops and mechanics. Dacco's independent sales representatives sell nationwide to independent warehouse distributors and transmission repair shops. Dacco also operates 42 distribution centers, which sell directly to transmission shops. Dacco's distribution centers average 5,400 square feet and cover a 50-100 mile selling radius. In 2002, no single customer accounted for more than 3% of Dacco's net sales. Net sales were $62.7 million during the year ended December 31, 2002.

The domestic market for Dacco's hard products is fragmented and Dacco's competitors consist of a number of small regional and local re-builders, as well as several larger national suppliers. Dacco believes that it competes strongly against these re-builders by offering a broader product line, quality products, and competitive prices, all of which are made possible by Dacco's size and economies of operation. However, the market for soft products is highly competitive and at least one of its competitors is larger than Dacco in this area. Dacco competes in the soft products market on the basis of its competitive prices due to volume buying, its growing distribution network and its ability to offer one-step procurement of a broad variety of both hard and soft products.

Alma. Founded in 1944 and acquired by the Company in March 1999, Alma uses a combination of remanufacturing and new production to produce torque converters, air conditioning compressors, and clutch and disc assemblies for major automotive and equipment OEMs, as well as numerous direct aftermarket customers. Torque converters and clutch and disc assemblies are also referred to as drive trains. Net sales were $78.3 million during the year ended December 31, 2002.

Alma manufactures its products to customer's specifications, and its engineering department works closely with the customer's engineers to ensure that specifications are met. Torque converters are remanufactured and sold to major automotive OEMs such as Ford and Chrysler, typically for warranty replacement. Alma does not sell torque converters in the independent aftermarket, which is the primary market for Dacco's torque converters. Air conditioning compressors are both remanufactured and produced new for the automotive aftermarket. Alma's compressors are sold to the service arms of major automotive manufacturers such as Ford, Chrysler, GM, John Deere, and Caterpillar. Alma supplies the majority of the compressors purchased by these customers in the aftermarket. Alma also supplies air conditioning compressors to retailers, independent warehouse distributors, and air conditioning repair specialists. Clutch and disc assemblies are both remanufactured and produced new and are sold primarily to repackagers who then resell the products to automotive parts distributors. Alma has long-term contracts with several customers, and has developed strong relationships with all of its major customers. Alma was selected by Ford to remanufacture, distribute, and fully merchandise Ford's first two Ford Quality Renewal programs for torque converters and clutch and disc assemblies. The use of Alma remanufactured Ford Quality Renewal products in new vehicle warranty repair is indicative of Alma's engineering, manufacturing and quality expertise.

Alma competes based on quality, price, and customer service. The market for OE service products is very demanding, requiring stringent quality standards, therefore providing some barriers to entry to smaller, less capable competitors. Through the years, Alma has been recognized by its customers for its high levels of service and quality.

Atco. Atco Products, Inc. was founded in 1968 and was acquired by the Company in July 2001. The Company's office, engineering, sales, and customer service departments are located in Ferris, Texas, where mobile air conditioning components are manufactured. Atco focuses on quality parts, quick responses to customer needs and deliveries.

Atco manufactures and distributes hose assemblies, driers and accumulators, fittings, and crimping tools to a large customer base, including such companies as GMSPO, PACCAR, Gates, Dana-Weatherhead, and other OE and automotive aftermarket customers. Atco is the sole external source to Kenworth and Peterbilt for steel and aluminum air conditioning tube assemblies and hose end fittings, which are manufactured in their ISO-9000 certified plant in Ennis,

Texas. Atco has led the way with innovations such as the patented portable hand-operated model 3700 crimping tool. Net sales were $14.7 million during the year ended December 31, 2002.

Kinetek

Kinetek is a manufacturer of specialty purpose electric motors, gearmotors, gearboxes, gears, transaxles and electronic motion controls, serving a diverse customer base, including consumer, commercial and industrial markets. Its products are used in a broad range of applications, including vending machines, golf carts, lift trucks, industrial ventilation equipment, automated material handling systems and elevators.

Kinetek operates in the businesses of electric motors ("motors") which includes the subsidiaries Imperial, Gear, Merkle-Korff, Fir, Advanced D.C. and De Sheng; and electronic motion control systems ("controls") which includes the subsidiaries Electrical Design & Control and Motion Control Engineering. For the year ended December 31, 2002 Kinetek generated net sales of $282.7 million.

Kinetek has established itself as a reliable niche manufacturer of high-quality, economical, custom electric motors, gearmotors, gears and electronic motion control systems used in a wide variety of applications including vending machines, refrigerator ice dispensers, commercial dishwashers, commercial floor care equipment, golf carts, lift trucks, automated material handling systems and elevators. Kinetek's products are custom designed to meet specific application requirements. Less than 5% of Kinetek's products are sold as stock products.

Kinetek offers a wide variety of options to provide greater flexibility in its custom designs. These options include thermal protectors, special mounting brackets, custom leads and terminals, single or double shaft extensions, brakes, cooling fans, special heavy gearing, custom shaft machining and custom software solutions. Kinetek also provides value-added assembly work, incorporating some of the above options into its final motor and control products. All of the custom-tailored motors, gearmotors and control systems are designed for long life, quiet operation, and superior performance.

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

Kinetek's precision gear and gearbox products are produced in sizes of up to 16 inches in diameter and in various customized configurations such as pump, bevel, worm and helical gears. Primary end markets for these products include OEMs of motors, commercial floor care equipment, aerospace and food processing product equipment.

Electronic Motion Control Systems. Electronic motion control systems are assemblies of electronic and electromechanical components that are configured in such a manner that the systems have the capability to control various commercial or industrial processes such as conveyor systems, packaging systems, elevators, and automated assembly operations. The components utilized in a motion control system are typically electric motor drives (electronic controls that vary the speed and torque characteristics of electric motors), programmable logic controls ("PLCs"), transformers, capacitors, switches and software to configure and control the system. The majority of Kinetek's motion control products control elevators and automated conveyor systems used in automotive manufacturing.

Backlog

As of December 31, 2002 the Company had a backlog of approximately $79.1 million. The backlog is primarily due to motor sales at Merkle-Korff, a Kinetek subsidiary, printing and graphic component sales at Valmark, folding boxes at Seaboard and air conditioning assemblies and parts at Atco. Management believes that the Company will ship substantially all of its backlog during 2003.

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

Employees

As of December 31, 2002, the Company and its subsidiaries employed approximately 7,200 people. Approximately 2,400 of these employees were members of various labor unions. The Company believes that its subsidiaries' relations with their respective employees are good.

Environmental Regulations

The Company is subject to numerous U.S. and foreign, federal, state, provincial and local laws and regulations relating to the storage, handling, emissions and discharge of materials into the environment, including the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act, and the Resource Conservation and Recovery Act. Under CERCLA and analogous state laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws frequently impose cleanup liability regardless of whether the owner or operator knew of or was responsible for the presence of such hazardous or toxic substances and regardless of whether the release or disposal of such substances was legal at the time it occurred. Regulations of particular significance to the Company's ongoing operations include those pertaining to handling and disposal of solid and hazardous waste, discharge of process wastewater and storm water and release of hazardous chemicals. The Company believes it is in substantial compliance with such laws and regulations.

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

Alma owns two properties in Alma, MI that are contaminated by chlorinated solvent and oil contamination. One is on the Michigan List of Sites of Environmental Contamination and has been the subject of investigation by the Michigan Department of Environmental Quality ("DEQ") since 1982. By 1985, the former owner had cleaned out, closed and capped the lagoons, which were the source of the contamination and in 1992, had installed a groundwater remediation system. On January 5, 1999 the former owner submitted to DEQ a proposed remedial action plan which recommends that the groundwater treatment system continue to operate for up to thirty years, a deed restriction that limits the use of the property to industrial use and the adoption, by the City of Alma, of an ordinance which prohibits the private use of groundwater for drinking water. DEQ has held off approving the plan until the former owner delineates the horizontal and vertical extent of contamination to the agency's satisfaction. In November 2002, the former owner submitted a revised sampling plan and is waiting for DEQ approval to proceed. The second property is contaminated with petroleum constituents and chlorinated solvents and the former owner, under the supervision of DEQ is investigating the scope and extent of the contamination. The former owner also submitted a remedial action plan to DEQ in November 2002. In connection with the acquisition of these properties, the Company obtained indemnification and assurances from the Seller that the Seller bore full responsibility for the completion of the investigation and remediation of the historic contamination of the two properties.

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

In 1990 Dacco removed two underground storage tanks ("UST") from its Cookeville, Tennessee property which had stored waste transmission oil. Groundwater monitoring wells (5) revealed limited levels of petroleum contaminants. Until May 2002, Dacco, under the direction of DEC, had periodically monitored for the presence of petroleum in the wells. The costs of the investigation and monitoring had been relatively low and had been reimbursed by the DEC Underground Storage Tank Fund ("UST Fund"). In May 2002, because of the lingering presence of some petroleum in one of the wells, DEC directed the installation of four additional groundwater monitoring wells in the vicinity of the former USTs. In June, a substantial quantity of petroleum product was found in one of the wells. In July 2002, with DEC's permission, Dacco installed a petroleum recovery system in the well and, at DEC's direction, Dacco installed an additional ten groundwater monitoring wells. All monitoring wells were sampled and analyzed in September and December 2002. This sampling revealed that the USTs removed in 1990 were not the likely source of the petroleum product. In February 2003, DEC, relying on the September and December 2002 sampling results, reassigned the site from the list of UST Fund eligible sites to the Solid Waste Management Program. Dacco has instructed its environmental consultants to define the scope and extent of the petroleum product plume in order to determine whether additional product recovery is required and, if so, to prepare a proposal for the DEC. DEC has directed Dacco to submit a proposed monitoring and product recovery plan by May 1, 2003. Dacco has filed claims for reimbursement of approximately $110 for the costs it incurred for the investigation of the site prior to reassignment to the Solid Waste Program. To date, DEC has not paid the claims. Dacco will bear full responsibility for payment of future costs for the site investigation and product recovery.

Item 2.           Properties

The Company leases approximately 49,200 square feet of office space for its headquarters in Illinois. The principal properties of each subsidiary of the Company at December 31, 2002, and the location, the primary use, the capacity, and ownership status thereof, are set forth in the table below.

                                                             SQUARE    OWNED/
COMPANY LOCATION         USE                                  FEET     LEASED
----------------         ---                                 ------    ------

Advanced DC
 Syracuse, NY            Manufacturing/Administration       49,600       Owned
 Syracuse, NY            Manufacturing                      45,600       Leased
 Carrollton, TX          Warehouse                          29,000       Leased
 Dewitt, NY              Manufacturing                      18,700       Leased
 Eternoz, France         Manufacturing/Administration       19,000       Leased
 Putzbrunn, Germany      Warehouse                           1,200       Leased

Alma
  Alma, MI                Manufacturing/Warehouse           271,450       Owned
  Alma, MI                Manufacturing/Warehouse           101,900       Owned
  Alma, MI                Warehouse                          44,060       Owned
  Alma, MI                Warehouse                          33,400       Owned
  Alma, MI                Warehouse                           9,600       Owned
  Athens, TX              Manufacturing                      67,000      Leased

Atco
  Ferris, TX              Manufacturing                      93,100       Owned
  Ennis, TX               Manufacturing                      24,100       Owned


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

Cho-Pat
  Mt. Holly, NJ           Manufacturing/Administration        7,500      Leased

Dacco
  Cookeville, TN          Manufacturing/Administration      355,000       Owned
  Huntland, TN            Manufacturing                      72,000       Owned
  Cookeville, TN          Administration                      7,000      Leased

Deflecto
  Indianapolis, IN        Manufacturing/Administration      182,600       Owned
  Fishers, IN             Distribution                      134,400      Leased
  St. Catherines, Ont.    Manufacturing/Administration       53,000       Owned
  St. Catherines, Ont.    Assembly                           80,000      Leased
  Midvale, OH             Manufacturing/Assembly             20,430       Owned
  Pearland, TX            Manufacturing                      63,000      Leased
  Newport, Wales          Manufacturing                      66,000       Owned
  Aurora, Ontario         Manufacturing/Administration       30,500      Leased
  Ontario, CA             Manufacturing                      36,500      Leased
  Houston, TX             Subleased                          21,000      Leased
  Jefferson, GA           Manufacturing                      30,000      Leased
  Dover, OH               Assembly                           20,000      Leased

De Sheng
  Shunde, Guangdong       Manufacturing/Administration      926,000       Owned

ED&C
  Troy, MI                Manufacturing/Administration       33,700      Leased

FIR
  Casalmaggiore, Italy    Manufacturing/Administration      100,000       Owned
  Varano, Italy           Manufacturing                      30,000       Owned
  Bedonia, Italy          Manufacturing                       8,000      Leased
  Reggio Emilia, Italy    Manufacturing/Distribution         30,000      Leased
  Genova, Italy           Research & Development/            33,000      Leased
                          Manufacturing
Gear
  Grand Rapids, MI        Manufacturing/Administration       45,000       Owned

GramTel
  South Bend, IN          Sales/Administration/Other         19,000       Owned

Imperial
  Akron, OH               Manufacturing                     106,000      Leased
  Middleport, OH          Manufacturing                      85,000       Owned
  Cuyahoga Falls, OH      Manufacturing                      58,000      Leased
  Alamagordo, NM          Manufacturing                      40,200      Leased
  Oakwood Village, OH     Manufacturing/Administration       25,000      Leased
  Perry, OH               Research & Development              5,000      Leased

JII Promotions
  Columbus, OH            Sales                              11,000      Leased
  Coshocton, OH           Manufacturing/Administration      218,000       Owned
  Red Oak, IA             Administration                    140,000       Owned

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

Motion Control
  Rancho Cordova, CA      Manufacturing/Administration      108,300      Leased
  New York, NY            Sales                                 600      Leased

Pamco
  Des Plaines, IL         Manufacturing/Administration       52,000       Owned
  King of Prussia, PA     Subleased                          24,000      Leased

Sate-Lite
  Niles, IL               Manufacturing/Administration       70,650      Leased
  Shunde, Guangdong       Manufacturing/Administration/     142,000      Leased
                          Assembly
Seaboard
  Fitchburg, MA           Manufacturing/Administration      260,000       Owned
  Miami, FL               Manufacturing/Administration       68,100      Leased
  Carlstadt, NJ           Manufacturing                      49,700      Leased

Valmark
  Livermore, CA           Manufacturing/Administration       74,200      Leased

Welcome Home
  Wilmington, NC          Administration/Warehouse           29,500      Leased

Dacco also owns or leases 42 distribution centers, which average 5,400 square feet in size. Dacco maintains five distribution centers in Florida, four distribution centers in Tennessee, three distribution centers in Illinois and Virginia, two distribution centers in each of Arizona, Indiana, Michigan, Texas, Alabama, California, South Carolina and Ohio, with the remaining distribution centers located in Pennsylvania, Minnesota, Missouri, Nebraska, West Virginia, Oklahoma, Nevada, Georgia, Maryland, Wisconsin and Kentucky.

Welcome Home leases 118 specialty retail stores in 36 states, with the majority of store locations in outlet malls. Welcome Home maintains 16 stores in California, 9 stores in Florida, 6 stores in Texas and New York, 5 stores in North Carolina, Georgia and Missouri, and 4 stores in Pennsylvania, Oregon and Washington. The remaining stores are located throughout the United States.

Merkle-Korff and Motion Control lease certain production and office space from related parties. The Company believes that the terms of these leases are comparable to those which would have been obtained by the Company had the leases been entered into with an unaffiliated third party.

To the extent that any of the Company's existing leases expire in 2003, the Company believes that its existing leased facilities are adequate for the operations of the Company and its subsidiaries.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2002.

                                    Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

The only authorized, issued and outstanding class of capital stock of the Company is Common Stock. There is no established public trading market for the Company's Common Stock.

(a) At December 31, 2002, there were 21 holders of record of the Company's Common Stock.

(b) The Company has not declared any cash dividends on its Common Stock since the Company's formation in May 1988. The Indentures, dated as of July 25, 1997 and March 22, 1999, by and between the Company and U.S. Bank Trust National Association, as Trustee, (the "Trustee") with respect to the 10 3/8% Senior Notes and the Indenture dated as of April 2, 1997, by and between the Company and the Trustee with respect to the 11 3/4% Senior Subordinated Discount Debentures (collectively the "Indentures") contain restrictions on the Company's ability to declare or pay dividends on its capital stock. The Indentures each prohibit the declaration or payment of any dividends or the making of any distribution by the Company or any Restricted Subsidiary (as defined in the Indentures) other than dividends or distributions payable in stock of the Company or a Subsidiary and other than dividends or distributions payable to the Company.

 Item 6. SELECTED FINANCIAL DATA

The following table presents selected operating, balance sheet and other data of the continuing operations of the Company and its subsidiaries as of and for the five years ended December 31, 2002. The financial data has been derived from the consolidated financial statements of the Company and its subsidiaries. As a result of the 2000 transactions described in note 4 to the financial statements, the Jordan Telecommunications Products segment and the Capita Technologies segment have been reported as discontinued operations for financial reporting purposes in accordance with Accounting Principles Board ("APB") Opinion No. 30, and their results have been excluded from the information shown below.


                                                             Year Ended December 31,
                                                              (Dollars in thousands)
                                          ---------------------------------------------------------------
                                             2002          2001         2000        1999        1998
                                             ----          ----         ----        ----        ----

Operating data: (1)
Net sales........................          $720,032      $722,823    $807,296    $766,655     $633,579
Cost of sales, excluding                    460,312       460,004     513,755     497,223      406,970
                                            -------       -------     -------     -------      -------
 depreciation....................
Gross profit, excluding                     259,720       262,819     293,541     269,432      226,609
 depreciation....................
Selling, general and                        179,189       177,291     173,370     153,582      131,055
 administrative expense,
 excluding depreciation..........
Operating income.................            46,819        28,718      55,013      69,245       57,977
Interest expense.................            89,372        91,344      92,009      87,058       70,184
Interest income..................            (1,249)         (791)     (1,464)     (1,083)      (1,656)
Loss from continuing                        (35,984)      (64,001)    (38,884)     (6,603)     (10,912)
 operations before income
 taxes and minority interest(2).
Loss from continuing                        (29,870)      (58,272)    (36,046)     (5,731)     (15,081)
 operations......................

Balance sheet data (at end
  of period):
Cash and cash equivalents........            20,109        26,050      21,713      19,973       14,967
Working capital..................           115,739       159,127     154,599     161,570      144,474
Total assets.....................           709,244       829,396     887,501   1,159,496      955,405
Long-term debt (less                        715,516       819,406     787,694     837,712    1,054,327
  current portion)...............
Net capital deficiency (3).......          (199,806)     (139,056)    (82,010)   (238,835)    (208,144)
-----------------------------------------


(1) The Company has made several acquisitions and divestitures over the five year period, which significantly affects the comparability of the information shown above.

(2) Loss from continuing operations before income taxes and minority interest in 1999 includes a gain on the sale of a subsidiary of $10,037. Loss from continuing operations before income taxes and minority interest in 2000 includes a $14,636 write-down of goodwill related to a subsidiary of Kinetek (see note 3 to the financial statements) and a loss on the sale of a subsidiary of $2,798 (see note 14 to the financial statements). Loss from continuing operations before income taxes and minority interest in 2002 includes a gain on the liquidation of a subsidiary of $1,888 (see note 15 to the financial statements), a gain on the sale of a facility of $1,431, and the write-down of certain assets held for sale of $1,800.


(3)  No cash dividends on the Company's Common Stock have been declared or paid.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Historical Results of Operations

     Summarized below are the historical net sales, operating income (loss) and operating margin (as defined below) for each of the Company's business groups for the fiscal years ended December 31, 2002, 2001, and 2000. This discussion should be read in conjunction with the historical consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report.


                                                                              Year ended December 31,
                                                                              -----------------------
                                                                       2002              2001              2000
                                                                       ----              ----              ----
                                                                               (Dollars in thousands)

    Net Sales:
    Specialty Printing & Labeling                                         $104,594         $112,123          $122,691
    Jordan Specialty Plastics                                              108,043           98,733            98,353
    Jordan Auto Aftermarket                                                155,754          147,047           141,213
    Kinetek                                                                282,666          287,362           316,666
    Consumer and Industrial Products                                        68,975           77,558           128,373
                                                                          --------         --------          --------
       Total                                                              $720,032         $722,823          $807,296
                                                                          ========         ========          ========

    Operating Income (Loss) (1):
    Specialty Printing & Labeling                                           $3,707            $(984)           $7,210
    Jordan Specialty Plastics                                                7,501            2,057             1,928
    Jordan Auto Aftermarket                                                 17,488           17,194            20,449
    Kinetek                                                                 38,444           37,272            36,497
    Consumer and Industrial Products                                         1,037           (3,485)            3,071
                                                                           -------          --------          --------
       Total                                                               $68,177          $52,054           $69,155
                                                                           =======          ========          ========

    Operating Margin (2):
    Specialty Printing & Labeling                                             3.5%             (0.9%)             5.9%
    Jordan Specialty Plastics                                                 6.9%              2.1%              2.0%
    Jordan Auto Aftermarket                                                  11.2%             11.7%             14.5%
    Kinetek                                                                  13.6%             13.0%             11.5%
    Consumer and Industrial Products                                          1.5%             (4.5%)             2.4%
    Combined                                                                  9.5%              7.2%              8.6%

     (1) Before corporate overhead of $21,358, $23,336, and $14,142 for the years ended December 31, 2002, 2001, and 2000, respectively. Certain amounts in the prior year have been reclassified to conform with the current year presentation.

     (2) Operating margin is operating income (loss) divided by net sales.

Specialty Printing & Labeling. As of December 31, 2002, the Specialty Printing & Labeling group consisted of JII Promotions, Valmark, Pamco, and Seaboard.

2002 Compared to 2001. Net sales for the year ended December 31, 2002 decreased $7.5 million, or 6.7%, from 2001. This decrease is primarily due to lower sales of calendars and outside specialties at JII Promotions, $1.6 million and $1.5 million, respectively, decreased sales of screen printed products, membrane switches, and rollstock at Valmark, $3.3 million, $0.9 million, and $0.5 million, respectively, and lower sales of folding boxes at Seaboard, $0.4 million. Partially offsetting these decreases were higher sales of school annuals at JII Promotions, $0.4 million, and increased sales of labels at Pamco, $0.3 million.

Operating income for the year ended December 31, 2002 increased $4.7 million from 2001. This increase is due in part to the non-amortization provisions of Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which positively affected operating income by $1.4 million in 2002 (see note 3 to the consolidated financial statements). In addition, this increase is due to higher operating income at JII Promotions, $1.2 million, and Pamco, $3.5 million. Partially offsetting these increases was lower operating income at Valmark, $1.1 million, and Seaboard, $0.3 million. The increase in operating income at Pamco is primarily due to the closing of Pamco's East Coast facility in October 2001, and the increase at JII Promotions is due to the closing of the Red Oak facility in December 2001.


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

Jordan Specialty Plastics. As of December 31, 2002 the Jordan Specialty Plastics group consisted of Sate-Lite, Beemak, and Deflecto.

2002 Compared to 2001. Net sales for the year ended December 31, 2002 increased $9.3 million, or 9.4%, over 2001. This increase is primarily due to increased sales of hardware products and office products at Deflecto, $9.2 million and $0.4 million, respectively, higher sales of tooling and truck reflectors at Sate-Lite, $0.2 million and $0.2 million, respectively, and increased sales of plastic injection-molded and fabricated products at Beemak, $0.2 million and $0.5 million, respectively. Partially offsetting these increases were lower sales of warning triangles, Tilt Bins and thermoplastic colorants at Sate-Lite, $0.2 million, $0.5 million, and $0.7 million.

Operating income for the year ended December 31, 2002 increased $5.4 million, or 264.7%, over 2001. This increase is due in part to the non-amortization provisions of SFAS No. 142 which positively affected operating income by $1.4 million in 2002 (see note 3 to the consolidated financial statements). In addition, this increase is due to higher operating income at Deflecto and Beemak, $4.9 million and $0.1 million, respectively, partially offset by lower operating income at Sate-Lite, $1.0 million. The increase in operating income at Deflecto is due to increased sales, ongoing headcount reductions and continued focus on operational efficiencies.

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

Jordan Auto Aftermarket. As of December 31, 2002, the Jordan Auto Aftermarket group consisted of Dacco, Alma, and Atco. 2002 Compared to 2001. Net sales for the year ended December 31, 2002 increased $8.7 million, or 5.9%, over 2001. This increase is primarily due to the acquisition of Atco in June 2001. Atco contributed net sales of $14.7 million in 2002 compared with net sales of $5.8 million in 2001. In addition, sales of air conditioning compressors increased at Alma. Partially offsetting these increases was lower sales of remanufactured torque converters, soft parts and drive trains at Dacco and Alma.

Operating income for the year ended December 31, 2002 increased $0.3 million, or 1.7%, from 2001. Operating income increased $2.0 million due to the non-amortization provisions of SFAS No. 142 (see note 3 to the consolidated financial statements). The group also benefited from a full year of sales at Atco and the higher sales of air conditioning compressors mentioned above. Partially offsetting these increases were higher corporate expenses and the decline in operating income related to the decrease in sales of soft parts and drive trains.

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

Operating income decreased $3.3 million or 15.9% for the year ended December 31, 2001. The lower operating income is primarily due to decreased operating income at both Dacco and Alma due to the lower sales levels mentioned above. This decrease is partially offset by the contribution of operating income of $0.7 million from Atco from its acquisition date through December 31, 2001. Operating margin decreased to 13.3% due to the decreases in sales.

Kinetek. As of December 31, 2002, the Motors and Gears group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control, Advanced DC and De Sheng.

2002 Compared to 2001. Consolidated net sales for the year ended December 31, 2002 decreased $4.7 million, or 1.6%, from 2001. Continued economic weakness depressed all of Kinetek's principal market resulting in a net sales decrease of $10.9 million, while moderate pricing pressure throughout Kinetek's product lines totaled a $3.4 million reduction in sales. These decreases were partially offset by the addition of the partial year sales from the formation of the De Sheng joint venture, $7.7 million, the impact of the stronger Euro on translation of European sales, $1.3 million, and the net impact of market share gains and losses, $1.6 million.

Sales of Kinetek's motors segment declined from $206.2 million in 2001 to $202.4 million in 2002, a decline of 1.8%. Subfractional motor sales declined by 1.0% compared to 2001, driven largely by pricing pressure in all markets and weak demand in vending markets. Sales of fractional/integral motor products declined 2.3% from 2001, primarily due to continued sharp declines in demand for DC motors used in the material handling market and weak demand in Europe. These declines were partially offset by gains in market share and new product introductions in floor care and elevator markets, as well as the addition of De Sheng and the translation gains from European sales as described above.

Sales of Kinetek's controls segment declined from $81.2 million in 2001 to $80.2 million in 2002, a decrease of 1.2%. The decline is primarily due to lower sales of elevator control products to the New York City market, where activity in the real estate and construction sectors has been lower since the events of September 11, 2001. Sales to other geographic regions increased, but by less than the declines in New York.

Kinetek's operating income for the year ended December 31, 2002 increased $1.2 million, or 3.1%, over 2001. The increase in operating income was primarily driven by the non-amortization provisions of SFAS No. 142 (see note 3 to the consolidated financial statements). This adoption resulted in an $8.0 million reduction in amortization expense, $6.6 million for the motors segment and $1.4 million for the controls segment. This increase was offset by two principal factors: 1) Kinetek's gross profit fell from $104.1 million (36.2% of sales) in 2001 to $100.4 million (35.5% of sales) in 2002. This decline is attributable to the sales volume and selling price declines discussed previously, which were partially offset by Kinetek's continued variable cost productivity and material cost reduction initiatives. 2) Operating expenses increased from $49.3 million in 2001 to $52.0 million in 2002. The increase is due to the addition of the operating expenses of De Sheng, and to increased corporate expenses related to Kinetek's ongoing reorganization and restructuring.

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

Operating income increased $0.8 million or 2.1%, for the year ended December 31, 2001. The slight increase in operating income was a result of three key factors:
1) Amortization of goodwill and other intangible assets was $15.3 million lower in 2001, due to the $14.6 million goodwill impairment charge at ED&C in 2000. See note 3 to the consolidated financial statements regarding the circumstances that triggered the impairment and how the impairment was determined. 2) Kinetek's gross profit declined $12.7 million or 10.9% as a result of the sales declines discussed above. Gross margins fell from 36.9% of sales in 2000 to 36.2% in 2001 due to unfavorable manufacturing cost leverage caused by the lower volume and to sales declines concentrated in Kinetek's higher margin product lines. 3) Selling, general, and administrative expenses increased $2.2 million, or 4.6% in 2001 compared with 2000 as a result of costs incurred related to facility closures and Kinetek's continued focus on research and development of new products and markets.

Consumer and Industrial Products. As of December 31, 2002, the Consumer and Industrial Products group consisted of Cape Craftsmen, Welcome Home, Cho-Pat and GramTel.

2002 Compared to 2001. Net sales for the year ended December 31, 2002 decreased $8.6 million, or 11.1%, from 2001. This decrease is primarily due to the divestiture of Riverside in January 2001, $4.1 million, and Flavorsource in January 2002, $5.7 million, as well as the shut down of Online Environs in September 2002, $0.7 million. In addition, retail sales at Welcome Home decreased $1.6 million, sales of orthopedic supports at Cho-Pat decreased $0.1 million, and sales of Internet connection services at ISMI decreased $0.9 million, prior to ISMI's divestiture in December 2002. Partially offsetting these decreases were higher sales of home accessories at Cape, $3.7 million, and increased sales of data storage and disaster recovery services at GramTel, $0.8 million.

Operating income for the year ended December 31, 2002 increased $4.5 million over 2001. This increase is due in part to the non-amortization provisions of SFAS No. 142, which positively affected operating income by $0.6 million in 2002 (see note 3 to the consolidated financial statements). This increase is also due to the divestiture of Riverside and the shut down of Online Environs, as Riverside had an operating loss of $0.4 million in 2001 and Online Environ's operating loss decreased, $0.8 million. In addition, operating income increased at Cape, $1.7 million and Welcome Home, $0.8 million, and GramTel's operating loss decreased by $1.0 million. Partially offsetting these increases was lower operating income at Flavorsource of $0.8 million, due to its sale in January 2002.

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

Consolidated Operating Results.  (See Consolidated Statements of Operations).

2002 Compared to 2001. Net sales for the year ended December 31, 2002 decreased $2.8 million, or 0.4%, from 2001. This decrease is due to lower sales of calendars and outside specialties at JII Promotions, decreased sales of screen printed products at Valmark, lower sales of Tilt Bins and thermoplastic colorants at Sate-Lite, decreased sales of remanufactured torque converters and drive trains at Dacco and Alma, lower sales of fractional/integral motor products at Kinetek and decreased retail sales at Welcome Home. In addition, sales decreased due to the divestitures of Riverside in January 2001 and Flavorsource in January 2002, as well as the shut down of Online Environs in September 2002. Partially offsetting these decreases were higher sales of school annuals at JII Promotions, labels at Pamco, hardware and office products at Deflecto, fabricated products at Beemak, air conditioning compressors at Alma, home accessories at Cape, and data storage and disaster recover services at GramTel. In addition, sales increased due to the acquisition of Atco in June 2001 and the addition of De Sheng in April 2002.

Operating income increased $18.1 million, or 63.0%, over 2001. Operating income increased $14.1 million related to the adoption of SFAS No. 142 (see note 3 to the consolidated financial statements). In addition, operating income increased at JII Promotions, Pamco, Deflecto, Cape, Welcome Home, and GramTel. Operating income also increased due to the acquisitions mentioned above. Partially offsetting these increases was lower operating income at Valmark, Sate-Lite, and Kinetek. In addition, operating income decreased due to the sale of Flavorsource as mentioned above. The increased operating income at Pamco was due to the closing of Pamco's East Coast facility, the increase at JII Promotions was due to the closing of the Red Oak facility, and the increase at Deflecto is due to ongoing headcount reductions and continued focus on operational efficiencies. The decreased operating income at Kinetek is due to lower gross profit resulting from a decline in sales prices and increased operating expenses related to Kinetek's ongoing reorganization and restructuring.

2001 Compared to 2000. Net sales decreased $84.5 million or 10.5% for the year ended December 31, 2001. This decrease was partially attributed to the divestiture of Riverside in February 2001. Riverside contributed net sales of $54.8 million in 2000 compared to $4.1 million in 2001. In addition, net sales decreased due to lower sales of outside specialties and calendars at JII Promotions, decreased sales of screen printing and rollstock at Valmark, lower sales of labels at Pamco, decreased sales of thermoplastic colorants at Sate-Lite, lower sales of plastic injection-molded products at Beemak, decreased sales of office products at Deflecto, decreased sales of both motors and controls at Kinetek, lower sales of home accessories at Cape Craftsmen, and decreased sales of web site development services at Online Environs. Partially offsetting these decreases were sales due to the acquisitions of Pioneer in the Specialty Printing and Labeling group and Atco in the Jordan Auto Aftermarket group, both of which occurred in 2001, and ISMI and Flavorsource in the Consumer and Industrial Products group, both of which occurred in late 2000. In addition, net sales of hardware products increased at Deflecto and net sales of soft parts and air compressors increased at Dacco and Alma.

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

Interest expense stayed relatively consistent between 2002 and 2001.

Income taxes - See note 13 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The Company had approximately $115.7 million of working capital at the end of 2002 compared to approximately $159.1 million at the end of 2001.

The Company has acquired businesses through leveraged buyouts, and, as a result, has significant debt in relation to total capitalization. See "Item 1 - Business." Most of this acquisition debt was initially financed through the issuance of bonds, which were subsequently refinanced in 1997. See note 12 to the Consolidated Financial Statements.

Management expects modest growth in net sales and operating income in 2003. Capital spending levels in 2003 are anticipated to be consistent with 2002 levels and, along with working capital requirements, will be financed internally from operating cash flow. Operating margins and operating cash flow are expected to be favorably impacted by ongoing cost reduction programs, improved efficiencies and sales growth. Management believes that the Company's cash on hand and anticipated funds from operations will be sufficient to cover its working capital, capital expenditures, debt service requirements and other fixed charge obligations for at least the next 12 months.

The Company is, and expects to continue to be, in compliance with the provisions of its Indentures.

None of the subsidiaries require significant amounts of capital spending to sustain their current operations or to achieve projected growth.

Net cash provided by operating activities for the year ended December 31, 2002 was $21.8 million, compared to $30.3 million provided by operating activities during the same period in 2001. This decrease is primarily due to a lower reduction in accounts receivable and an increase in inventories, as well as an increased reduction in accounts payable and accrued expenses from 2001, partially offset by an increased reduction in prepaids and other current assets from 2001.

Net cash used in investing activities for year ended December 31, 2002 was $20.4 million, compared to $7.6 million used in investing activities during the same period in 2001. The increase is due primarily to the proceeds from the sale of a subsidiary in the prior year and increased additional purchase price payments in the current year, partially offset by decreased spending on acquisitions in the current year.

Net cash used in financing activities for the year ended December 31, 2002 was $10.6 million, compared to $17.6 million used in financing activities during the same period in 2001. The decrease is primarily due to lower repayments on the Company's revolving credit facilities of $8.1 million, decreased payments of financing costs of $4.2 million in 2002 and the issuance of senior notes at Kinetek, $20.5 million. Partially offsetting these increases was the repurchase of a portion of the Company's 2009 Debentures of $31.4 million.

The Company and its subsidiaries are party to two credit agreements under which the Company is able to borrow up to $145 million, based on the value of certain assets, to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature in 2005 and 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of December 31, 2002, the Company had approximately $57.5 million of available funds under these arrangements. (See note 12 to the consolidated financial statements.)

The Company may, from time to time, use cash, including borrowings under its credit agreements, to purchase either its 11 3/4% Senior Subordinated Discount Debentures due 2009 or its 10 3/8% Senior Notes due 2007, or any combination thereof, through open market purchases, privately negotiated purchases or exchanges, tender offers, redemptions or otherwise. Additionally, the Company may, from time to time, pursue various refinancing or financial restructurings, including pursuant to current solicitations and waivers involving those securities, in each case, without public announcement or prior notice to the holders thereof, and if initiated or commenced, such purchases or offers to purchase may be discontinued at any time.

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

Impact of Inflation

General inflation has had only a minor effect on the operations of the Company and its internal and external sources for liquidity and working capital, as the Company has been able to increase prices or find alternative sourcing to mitigate cost increases, and expects to be able to do so in the future.

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

     Goodwill

In accordance with SFAS No. 142, we discontinued recording goodwill amortization effective January 1, 2002. SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. The first phase screens for potential impairment, while the second phase, if necessary, measures the impairment. Goodwill is potentially impaired if the net book value of a reporting unit exceeds its estimated fair value. The Company performed the transitional impairment review of its reporting units during the year and recorded a non-cash after-tax charge of $87.1 million. This charge has been recorded as a cumulative effect of a change in accounting principle. See note 3 to the consolidated financial statements for further details.

     Investments in Affiliates

Periodically, we make strategic investments in debt and/or equity securities of affiliated companies. See Note 8 to the consolidated financial statements for details of these investments. These debt and/or equity securities are not currently publicly traded on any major exchange. Either the cost method or equity method of accounting is used to account for these investments depending on the level of the Company's ownership in these affiliates. Each quarter, we review the carrying amount of these investments and record an impairment charge when we believe an investment has experienced a decline in value below its carrying amount that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2002 (in thousands):

                                        Payments by Period
                       ---------------------------------------------------------

                         Total       Less       1-3        4-5       After 5
                                    than 1     years      years       years
                                    year
                       ---------------------------------------------------------

Long-term debt and     $755,718     $34,893    $12,749    $609,964    $98,112
  capital leases
Operating leases         66,804      16,888     22,243      13,060     14,613
                       ---------------------------------------------------------

Total                  $822,522     $51,781    $34,992    $623,024   $112,725
                       ---------------------------------------------------------

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 2002, the Company had $37.2 million of variable rate debt outstanding. A one percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.4 million. The Company does not believe that its market risk financial instruments on December 31, 2002 would have a material effect on future operations or cash flows.

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page No.
                                                                       --------
Report of Independent Auditors................................ .          34

Consolidated Balance Sheets as of December 31, 2002 and                   35
2001.......................................................... .

Consolidated Statements of Operations for the years ended December        36
31, 2002, 2001, and 2000...................................... .          37

Consolidated Statements of Changes in Shareholder's Equity (Net           37
Capital Deficiency) for the years ended December 31, 2002, 2001 and
2000.......................................................... .

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001, and 2000............................. .          38

Notes to Consolidated Financial Statements.................... .          40

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Jordan Industries, Inc.

We have audited the accompanying consolidated balance sheets of Jordan Industries, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholder's equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jordan Industries, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

In 2002, as discussed in Note 3, the Company changed its method of accounting for goodwill to conform with Financial Accounting Standards Board Statement No. 142.

     /s/ ERNST & YOUNG LLP

Chicago, Illinois
March 18, 2003

                            JORDAN INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                             ___December 31,___
                                                          2002           2001
                                                          ----           ----
ASSETS
Current assets:
  Cash and cash equivalents                              $20,109         $26,050
  Accounts receivable, net of allowance of               109,101         109,384
  $6,560 and $4,497 in 2002 and 2001, respectively
  Inventories                                            130,453         122,528
  Income tax receivable                                    3,745          12,245
  Deferred income taxes                                        -           8,100
  Prepaid expenses and other current assets               25,857          19,030
                                                          ------        --------
     Total current assets                                289,265         297,337

Property, plant and equipment, net                       101,907          99,602
Investments in and advances to affiliates                 42,353          36,443
Goodwill, net                                            245,351         358,970
Other assets                                              30,368          37,044
                                                        --------        --------
  Total Assets                                          $709,244        $829,396
                                                        ========        ========

LIABILITIES AND SHAREHOLDER'S EQUITY
 (NET CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable                                       $58,631        $47,848
  Accrued liabilities                                     78,582         71,372
  Advance deposits                                         1,420          1,853
  Current portion of long-term debt                       34,893         17,137
                                                          ------       --------
      Total current liabilities                          173,526        138,210

Long-term debt                                           715,516        819,406
Other non-current liabilities                             14,484          8,668
Deferred income taxes                                      2,904              -
Minority interest                                            278              4
Preferred stock of a subsidiary                            2,342          2,164

Shareholder's equity (net capital deficiency):
Common stock $.01 par value: authorized - 100,000              1              1
  shares; issued and outstanding - 98,501 shares
Additional paid-in capital                                 2,116          2,116
Accumulated other comprehensive loss                     (11,877)       (15,249)
Accumulated deficit                                     (190,046)      (125,924)
                                                        ---------      ---------
Total shareholder's equity (net capital                 (199,806)      (139,056)
                                                        ---------      ---------
 deficiency)
  Total Liabilities and Shareholder's Equity (Net       $709,244       $829,396
                                                        =========      =========
  Capital Deficiency)
                         See accompanying notes.

                             JORDAN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                   Year ended December 31,
                                                   -----------------------
                                               2002         2001      2000
                                               ----         ----      ----

Net sales                                    $720,032     $722,823   $807,296
Cost of sales, excluding depreciation         460,312      460,004    513,755
Selling, general, and administrative          179,189      177,291    173,370
 expense, excluding depreciation
Depreciation                                   22,832       23,387     24,070
Amortization of goodwill and other              1,694       15,709     31,108
 intangibles
Management fees and other                       9,186       17,714      9,980
                                              -------     ---------   -------
   Operating income                            46,819       28,718     55,013

Other (income) and expenses:
  Interest expense                             89,372       91,344     92,009
  Interest income                              (1,249)        (791)    (1,464)
  Gain on deconsolidation of liquidated        (1,888)           -          -
    subsidiary
  Loss on sale of subsidiaries                    518            -      2,798
  Other, net                                   (3,950)       2,166        554
                                              --------    ---------   --------
                                               82,803       92,719     93,897
                                              --------    ---------   --------
Loss from continuing operations before
 income tax benefit and minority interest     (35,984)     (64,001)   (38,884)
Income tax benefit                             (6,388)      (5,323)    (3,191)
                                              --------    ---------   --------
Loss from continuing operations before
 minority interest                            (29,596)     (58,678)   (35,693)
Minority interest                                 274         (406)       353
                                              --------    ---------   --------
Loss from continuing operations               (29,870)     (58,272)   (36,046)
Discontinued operations, net of taxes               -            -   (203,924)
Extraordinary gain, net of tax                (52,518)           -          -
Cumulative effect of change in accounting      87,065            -          -
principle, net of tax                        ---------    ----------  ---------
    Net (loss) income                        $(64,417)    $(58,272)   $167,878
                                             =========    ==========  =========

                            See accompanying notes.
                            JORDAN INDUSTRIES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                           (NET CAPITAL DEFICIENCY)
                            (dollars in thousands)


                                           Common Stock
                                           -------------
                                                                                  Accumulated
                                         Number                  Additional          Other
                                         Shares                   Paid-in        Comprehensive         Accumulated
                                         Shares        Amount     Capital        Income (Loss)          Deficit          Total


Balance at December 31, 1999             98,501        $     1        $ 2,116       $(5,740)            $(235,212)      $(238,835)
Non-cash dividends on preferred stock         -              -              -            -                   (152)           (152)
of subsidiary
Comprehensive income(loss):
  Translation                                 -              -              -       (10,901)                    -         (10,901)
  Net income                                  -              -              -             -               167,878         167,878
                                                                                                                        -----------
Total comprehensive income                                                                                                156,977
                                         -------       -------        ---------     ---------           -----------     -----------
Balance at December 31, 2000              98,501             1          2,116       (16,641)              (67,486)        (82,010)
Non-cash dividends on preferred stock          -             -              -             -                  (166)           (166)
of subsidiary
Comprehensive income(loss):
  Translation                                  -             -              -          1,972                    -           1,972
  Minimum pension liability                    -             -              -           (580)                   -            (580)
  adjustment
  Net loss                                     -             -              -             -               (58,272)        (58,272)
                                                                                                                        -----------
Total comprehensive loss                                                                                                  (56,880)
                                         -------       -------        ---------     -----------         -----------     -----------
Balance at December 31, 2001              98,501             1          2,116        (15,249)            (125,924)       (139,056)
Non-cash dividends on preferred stock          -             -              -              -                 (178)           (178)
of subsidiary
Gain on sale of subsidiary to an               -             -              -              -                  473             473
affiliate
Comprehensive income(loss):
  Translation                                  -             -              -          6,107                    -           6,107
  Minimum pension liability                    -             -              -         (2,735)                   -          (2,735)
  adjustment
  Net loss                                     -             -              -              -              (64,417)        (64,417)
                                                                                                                        -----------
Total comprehensive loss                                                                                                  (61,045)
                                         -------       -------        ---------     -----------         -----------     -----------
Balance at December 31, 2002              98,501       $     1        $ 2,116       $ (11,877)          $(190,046)      $(199,806)
                                         =======       =======        =========     ===========         ===========     ===========

                             See accompanying notes.
                             JORDAN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                              Year ended December 31,
                                                              -----------------------
                                                      2002            2001          2000
                                                      ----            ----          ----

Cash flows from operating activities:
  Net (loss) income                                  $(64,417)         $(58,272)   $167,878
Adjustments to reconcile net (loss)
 income to net cash provided by
 operating activities:
  Cumulative effect of accounting change               87,065                 -           -
  Extraordinary gain on early extinguishment          (52,518)                -           -
   of debt
  Gain on deconsolidation of liquidated                (1,888)                -           -
   subsidiary
  Write-down of assets held for sale                    1,800                 -           -
  Loss on sale of subsidiaries                            518                 -       2,798
  (Gain)/loss on disposal of fixed assets              (1,238)            1,691       3,342
  Gain on sale of discontinued                              -                 -    (213,520)
   operations, net of tax
  Amortization of deferred financing                    6,193             4,666       5,067
   costs
  Depreciation and amortization                        24,526            39,096      55,178
  Deferred income taxes                                11,004             3,752       3,999
  Minority interest                                       274              (406)          4
  Non-cash interest expense                             6,145            22,642      20,160
Changes in operating assets and liabilities
 (net of acquisitions and  dispositions):
  Accounts receivable                                   2,358            13,107       1,384
  Inventories                                          (5,437)            3,903      (6,454)
  Prepaid expenses and other current                   23,280           (12,390)    (13,729)
   assets
  Non-current assets                                   (1,861)              542      (5,008)
  Accounts payable and accrued                        (12,293)             (470)    (24,716)
   liabilities
  Advance deposits                                       (433)              (84)        286
  Non-current liabilities                               3,433            12,642       7,830
  Other                                                (4,719)             (118)       (169)
                                                      ---------         --------   ----------
Net cash provided by operating                         21,792            30,301       4,330
 activities

Cash flows from investing activities:
Proceeds from sale of discontinued                           -                -     149,285
 operations                                              3,242            1,391       1,296
Proceeds from sale of fixed assets                     (13,895)         (12,814)    (21,246)
Capital expenditures
Acquisitions of subsidiaries                            (9,503)         (12,384)    (48,154)
Additional purchase price payments                      (1,002)            (260)     (3,093)
Net cash acquired in purchase of                           788               14       1,196
 subsidiaries
Net proceeds from sale of subsidiary                         -           16,663           -
Investments in affiliates                                    -             (161)    (17,842)
                                                      ---------         --------   ----------
Net cash (used in) provided by                        $(20,370)         $(7,551)    $61,442
 investing activities


                         (Continued on following page.)
                             See accompanying notes.

                             JORDAN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (continued)

                                                  Year ended December 31,
                                             2002          2001           2000
                                             ----          ----           ----
Cash flows from financing activities:
Proceeds of debt issuance - Kinetek         $20,456         $ -          $    -
Repurchase of 2009 Debentures               (31,360)          -               -
Proceeds from (payments on) revolving         6,833      (1,265)        (53,614)
 credit facilities, net
Payment of deferred financing costs          (1,891)     (6,047)            -
Payment of long-term debt                    (8,134)     (10,261)        (8,420)
Proceeds from other borrowings                3,472           -           2,449
                                            --------     --------       --------
Net cash used in financing activities       (10,624)     (17,573)       (59,585)
Effect of exchange rate changes on            3,261         (840)        (4,447)
                                            --------     --------       --------
 cash
Net (decrease) increase in cash and          (5,941)       4,337          1,740
 cash equivalents
Cash and cash equivalents at beginning       26,050       21,713         19,973
 of year                                    --------      --------      --------

Cash and cash equivalents at end of         $20,109       $26,050       $21,713
  year                                      ========      ========      ========

Supplemental disclosures of cash flow
 information:
   Cash paid during the year for:           $70,289        $63,626      $66,370
        Interest                             $3,699         $4,555      $31,958
        Income taxes, net
   Non-cash investing activities:              $845         $2,321       $6,648
        Capital leases
                             See accompanying notes.

                             JORDAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

Note 1 - Organization

Jordan Industries, Inc. ("the Company"), an Illinois corporation, was formed by Chicago Group Holdings, Inc. on May 26, 1988 for the purpose of combining into one corporation certain companies in which partners and affiliates of The Jordan Company ("the Jordan Group") acquired ownership interests through leveraged buy-outs. Chicago Group Holdings, Inc. was formed on February 8, 1988 and had no operations. The Company was merged with Chicago Group Holdings, Inc. on May 31, 1988 with the Company being the surviving company.

The Company's continuing business is divided into five groups. The Specialty Printing and Labeling group consists of JII Promotions, Inc. ("JII Promotions"), Valmark Industries, Inc. ("Valmark"), Pamco Printed Tape and Label Co., Inc. ("Pamco") and Seaboard Folding Box, Inc. ("Seaboard"). The Jordan Specialty Plastics group consists of Beemak Plastics, Inc. ("Beemak"), Sate-Lite Manufacturing Company ("Sate-Lite"), and Deflecto Corporation ("Deflecto"). The Jordan Auto Aftermarket group consists of Dacco Incorporated ("Dacco"), Alma Products Company ("Alma") and Atco Products ("Atco"). The Kinetek group consists of The Imperial Electric Company ("Imperial") and its subsidiary, Gear Research, Inc. ("Gear"), Merkle-Korff Industries, Inc. ("Merkle-Korff"), FIR Group Companies ("FIR"), Electrical Design & Control ("ED&C"), Motion Control Engineering ("Motion Control"), Advanced D.C. Motors ("Advanced DC") and Shunde De Sheng Electric Motor Co., Ltd. ("De Sheng"). The remaining businesses comprise the Company's Consumer and Industrial Products group. This group consists of Cape Craftsmen, Inc. ("Cape"), Welcome Home, Inc. ("Welcome Home"), Cho-Pat, Inc. ("Cho-Pat"), and GramTel Communications, Inc. ("GramTel"). All of the foregoing corporations are collectively referred to herein as the "Subsidiaries", and individually as a "Subsidiary."

As a result of the 2000 transactions described in note 4 to the financial statements, the Jordan Telecommunication Products segment and the Capita Technologies segment have been reported as discontinued operations for financial reporting purposes.

All of the Subsidiaries, exclusive of the Kinetek subsidiaries, are classified as Restricted Subsidiaries ("Restricted Subsidiaries") for purposes of certain of the Company's debt instruments.

Note 2 - Significant accounting policies

          Principles of consolidation

The consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany balances and transactions have been eliminated. Operations of certain subsidiaries outside the United States are included for the period ended two months prior to the Company's year-end and interim periods to ensure timely preparation of the consolidated financial statements.

          Cash and cash equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

          Accounts Receivable and Allowance for Doubtful Accounts

The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. Allowances for doubtful accounts are estimated at the individual operating companies based on estimates of losses on customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The Company's policy is to generally not charge interest on trade accounts receivable after the invoice becomes past due.

          Inventories

Inventories are stated at lower of cost or market. Inventories are primarily valued at either average or first-in, first-out (FIFO) cost.

          Goodwill and Other Long-Lived Assets

Through 2001, goodwill was amortized using the straight-line method over a period of 3 to 40 years. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests. See note 3 for additional details.

Other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

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

The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

          Machinery and equipment              3-10 years
          Buildings and improvements           5-35 years
          Furniture and fixtures               3-10 years

          Income taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. The Company has not provided for U.S. Federal and State income taxes on undistributed earnings of foreign subsidiaries ($12,483 at December 31, 2002) to the extent the undistributed earnings are considered to be permanently reinvested.

          Deferred Financing Fees

Deferred financing costs amounting to $25,487 and $30,058, net of accumulated amortization of $33,689 and $27,496 at December 31, 2002 and 2001, respectively, are amortized over the terms of the loans or, if shorter, the period such loans are expected to be outstanding. Deferred financing costs are included in "other assets" on the balance sheet.

          Revenue recognition

Revenues are recognized when products are shipped and title passes to customers.

          Shipping and Handling Costs

Shipping and handling costs are classified in cost of goods sold in the statements of operations.

          Derivative Financial Instruments

The Company recognizes derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative financial instrument depends on whether it has been designated and whether it qualifies as part of an effective hedging relationship and, further, on the type of hedging relationship. The fair value of derivative financial instruments was not significant as of December 31, 2002 and 2001.

          Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Concentration of credit risk

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

At December 31, 2002 and 2001 the Company had approximately $16,323 and $15,382, respectively, of investments in Russia related to unsecured advances made to two affiliates (see note 8). The Company will continue to monitor the underlying economics of doing business in this region, but currently believes that such amounts are fully recoverable.

          Foreign currency translation

The functional currencies of the Company's foreign operations are the local currencies. Accordingly, assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect at the balance sheet date while income and expenses are translated at the weighted-average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are classified as a separate component of shareholder's equity. The accumulated balance in other comprehensive income pertaining to foreign currency translation was $8,562 as of December 31, 2002.

                Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Note 3 - Goodwill

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and completed the transitional impairment review of its reporting units during the second quarter, resulting in a non-cash pretax charge of $108,595 ($87,065 after-tax). This charge has been recorded as a cumulative effect of a change in accounting principle effective January 1, 2002.

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

Income (loss) before extraordinary items and net income (loss), adjusted to exclude goodwill amortization expense, would have been ($47,571) and $192,920 for the years ended December 31, 2001 and 2000, respectively.

The changes in the carrying amount of goodwill by operating segment for the year ended December 31, 2002 were as follows:


                                      Specialty       Jordan                                       Consumer
                                      Printing       Specialty       Jordan Auto                  Industrial
                                     & Labeling       Plastics       Aftermarket      Kinetek      Products            Consolidated
                                     ----------      ---------       -----------      -------      ----------          -------------

Balance as of                          $43,389         $41,253        $64,737         $194,622       $14,969             $358,970
January 1, 2002

Acquisition of                               -               -              -            2,142             -                2,142
Subsidiary

Additional Purchase Price                    -             902              -                -             -                  902
Payments

Sale of subsidiaries                         -               -               -               -         (9,892)             (9,892)

Impairment loss                        (31,653)         (6,694)         (43,464)       (21,992)        (4,792)           (108,595)
Foreign exchange and other                (312)           (228)            (411)         2,036            739               1,824
                                       ---------        ---------     ----------      ---------       --------           ---------

Balance at                             $11,424          $35,233         $20,862       $176,808         $1,024            $245,351
December 31, 2002                      =========        =========     ==========      =========       ========           =========

Goodwill at December 31, 2002 is net of accumulated amortization of $91,221.

During the third quarter of 2000, the Company recorded a non-cash impairment charge of $14,636 associated with the write-down of goodwill relating to one of the Kinetek businesses, ED&C. This write-down of goodwill was not deductible for income tax purposes. Significant adverse changes in ED&C's business environment as well as historical, current and projected cash flow losses led management to evaluate the operations of ED&C. As a result of this evaluation, management concluded that ED&C's goodwill was impaired, and accordingly, it was written down to zero.

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

On January 18, 2000, the Company's affiliates sold the common stock of JTP to an unaffiliated third party and the Company sold its interest in the JTP Junior Preferred Stock for $54,100. The Company also received $6,535 for reimbursement of expenses, $12,000 for the buyout of the management services agreements, and $3,900 for an advisory and indemnity fee. The Company recognized a gain on the sale of its interests in JTP of $200,078 in 2000, net of taxes of approximately $28,000. For the period from January 1, 2000 to January 18, 2000 JTP's net sales were $20,724.

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

The following table summarizes the Company's discontinued operations for the year ended December 31, 2000:

                  Loss from discontinued operations           $(9,190)
                   before income taxes
                  Provision for income taxes                     (406)
                                                             ---------
                  Net loss from discontinued                   (9,596)
                   operations
                  Gain on sale of discontinued                248,520
                   operations
                  Provision for income taxes                  (35,000)
                                                             ---------
                  Gain on sale, net of taxes                  213,520
                                                             ---------
                  Discontinued operations, net of taxes      $203,924
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

At the end of 1996, M&G was comprised of Merkle-Korff and its wholly-owned subsidiary, Barber-Colman, and Imperial and its wholly-owned subsidiaries, Scott and Gear. All of the outstanding shares of Merkle-Korff were purchased by M&G in September 1995 and the net assets of Barber-Colman were purchased by Merkle-Korff in March 1996. Barber-Colman was legally merged into Merkle-Korff as of January 1, 1997 and now operates as a division of Merkle-Korff. The net assets of Imperial, Scott, and Gear were purchased by M&G, from the Company, at an arms length basis on November 7, 1996, with the proceeds from a debt offering. The purchase price was $75,656, which included the repayment of $6,008 in Imperial liabilities owed to the Company, and a contingent payment payable pursuant to a contingent earnout agreement. Under the terms of the contingent earnout agreement, 50% of Imperial, Scott, and Gear's cumulative earnings before interest, taxes, depreciation and amortization, as defined, exceeding $50,000 during the five fiscal years from December 31, 1996, through December 31, 2000, was paid to the Company. $174 was paid to the Company under this agreement in April 2001.

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

On May 16, 1997, the Company participated in a recapitalization of M&G Holdings. In connection with the May 16, 1997 recapitalization, M&G Holdings issued 16,250 shares of M&G Holdings common stock (representing approximately 82.5% of the outstanding shares of M&G Holdings common stock) to certain stockholders and affiliates of the Company and M&G Holdings management for total consideration of $2,200 (of which $1,110 was paid in cash and $1,090 was paid through delivery of 8.0% zero coupon notes due 2007). The Company's investment in M&G Holdings was represented solely by the Cumulative Preferred Stock of M&G Holdings (the "M&G Holdings Junior Preferred Stock"). The M&G Holdings Junior Preferred Stock represented 82.5% of M&G Holdings' stockholder voting rights and 80% of M&G Holdings' net income or loss was accretable to the M&G Holdings Junior Preferred Stock. The Company obtained an independent opinion as to the fairness, from a financial point of view, of the recapitalization to the Company and its public bondholders. The Company has continued to consolidate M&G Holdings and its subsidiaries, for financial reporting purposes, as subsidiaries of the Company. The M&G Holdings Junior Preferred Stock was scheduled to discontinue its participation in M&G Holdings' earnings on the fifth anniversary of issuance but was extended to the sixth anniversary.

The Company has continued to include M&G Holdings and its subsidiaries in its consolidated group for U.S. Federal income tax purposes. If a deconsolidation had occurred at December 31, 2002, the Company believes that the amount of taxable income to the Company attributable to M&G Holdings would have been approximately $54,000 (or approximately $21,600 of tax liabilities, assuming a 40.0% combined Federal, state, and local tax rate). Deconsolidation would have occurred with respect to M&G Holdings if the M&G Holdings Junior Preferred Stock ceased to represent at least 80.0% of the voting power and 80.0% of the combined stock value of the outstanding M&G Holdings Junior Preferred Stock and common stock of M&G Holdings. The voting power test was always satisfied. The value test depended on the relative values of the M&G Holdings Junior Preferred Stock and common stock of M&G Holdings. The Company believes the value test was satisfied at all times prior to December 12, 2002 when the Company participated in another recapitalization of M&G Holdings.

In the December 12, 2002 recapitalization, the 20,000 shares of authorized M&G Holdings common stock were reclassified as 20,000 shares of Class B Common Stock and the M&G Holdings Junior Preferred Stock was reclassified as 80,000 shares of Class A Common Stock. The Class A Common Stock has a liquidation preference of $46,800, is entitled to a cumulative preferential dividend of 6% per annum, and after the preference is satisfied, each share of Class A Common Stock participates on a pro rata basis with each share of Class B Common Stock. Each share of Class A Common Stock and each share of Class B Common Stock are entitled to one vote. Thus, after the December 12, 2002 recapitalization, the Class A Common Stock will always satisfy the voting and value tests required for tax consolidation. M&G Holdings will also remain a consolidated subsidiary of the Company for financial accounting purposes.

Note 6 - Inventories
--------------------
Inventories consist of:

                                        Dec. 31, 2002         Dec. 31, 2001
                                        -------------         -------------

Raw Materials                              $52,450                $52,493
Work-in-process                             20,417                 17,329
Finished goods                              57,586                 52,706
                                          --------               --------
                                          $130,453               $122,528
                                          ========               ========


Note 7- Property, plant and equipment
-------------------------------------
Property, plant and equipment, at cost, consists of:

                                                Dec. 31, 2002    Dec. 31, 2001
                                                -------------    -------------

Land                                              $ 12,971         $  9,480
Machinery and equipment                            147,400          138,356
Buildings and improvements                          37,530           33,596
Furniture and fixtures                              67,766           61,375
                                                   -------          --------
                                                   265,667          242,807

Accumulated depreciation and amortization         (163,760)        (143,205)
                                                   --------         --------

                                                  $101,907         $ 99,602
                                                  =========        =========

Note 8 - Investments in and advances to affiliates
--------------------------------------------------
The Company had unsecured advances totaling $16,323 and $15,382 as of December 31, 2002 and 2001, respectively, due from JIR Broadcast, Inc. and JIR Paging, Inc. Each of these companies' Chief Executive Officer is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick, and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors. The Company receives notes in exchange for these advances, which bear interest at a range from 10.75% to 12.0%.

In November 1998, the Company, through Kinetek, invested $5,585 in Class A Preferred Units and $1,700 in Class B Preferred Units of JZ International, LLC. In April 2000, the Company, through Kinetek, invested an additional $5,059 in Class A Preferred Units of JZ International, LLC. This increased the Company's investment in JZ International to $12,344 at December 31, 2002 and 2001, respectively. JZ International's Chief Executive Officer is David W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other members. JZ International and its subsidiaries are focused on making European and other international investments. The Company is accounting for this investment under the cost method.

The Company made unsecured advances totaling $11,201 and $11,331 through December 17, 2002 and December 31, 2001, respectively, to Internet Services Management Group ("ISMG") an Internet service provider with approximately 93,000 customers. ISMG's stockholders were Messrs. Jordan, Quinn, Zalaznick, and Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of The Jordan Company, who are also stockholders of the Company. The Company received notes in exchange for these advances, which accrued interest at 10.75%. The Company also held a 5% ownership interest in ISMG's common stock and $1,000 of ISMG's 5% mandatorily redeemable cumulative preferred stock. On December 17, 2002, the Company sold its investments in ISMG for a nominal amount, and no gain or loss was recognized after consideration of previously established reserves.

The Company received a $10,100 note as consideration for the sale of Flavorsource to Flavor & Fragrance Group Holdings effective on January 1, 2002. This note bears interest at 8.0% and matures on April 30, 2012. (See note 14 for additional details.)

The Company has a 20% limited partnership interest in a partnership that was formed during 2000 for the purpose of making equity investments primarily in datacom/telecom infrastructure and software, e-commerce products and services, and other Internet-related companies. The Company has a $10,000 capital commitment, of which $2,640 and $2,230 was contributed at December 31, 2002 and 2001, respectively. In addition, the Company funded $845 in promissory notes to the partnership for working capital needs. The Company is accounting for this investment using the equity method of accounting. Certain stockholders of the Company are also stockholders in the general partner of the partnership. The Company has an agreement with the partnership to provide management services to the partnership for annual fees of 1.875% and 2.5% of total partnership committed capital of $50,000 for 2002 and 2001, respectively.

See note 16 for additional discussion of related party transactions.

Note 9 - Accrued liabilities
----------------------------
Accrued liabilities consist of:

                                                   Dec. 31,      Dec. 31,
                                                   --------      --------
                                                     2002          2001
                                                     ----          ----

Accrued vacation                                   $ 2,982       $ 2,548
Accrued income taxes                                 1,779             -
Accrued other taxes                                  1,870         1,484
Accrued commissions                                  2,949         2,315
Accrued interest payable                            20,483        16,316
Accrued payroll and payroll taxes                    4,715         4,857
Accrued rebates                                      3,083         3,824
Accrued medical & worker's compensation             11,081         4,971
Accrued management fees                              8,429         8,092
Accrued other expenses                              21,211        26,965
                                                   -------       -------
                                                   $78,582       $71,372
                                                   =======       =======

Note 10 - Operating leases
--------------------------
Certain subsidiaries lease land, buildings, and equipment under non-cancelable operating leases.

Total minimum rental commitments under non-cancelable operating leases at December 31, 2002 are:

               2003                               $16,888
               2004                                12,989
               2005                                 9,254
               2006                                 7,073
               2007                                 5,987
            Thereafter                             14,613
                                                  -------
                                                  $66,804
                                                  =======

Rental expense amounted to $18,275, $18,229, and $16,285 for 2002, 2001, and
2000, respectively.

Two subsidiaries of Kinetek, Merkle-Korff and Motion Control, lease certain production and office space from related parties. Rent expense, including real estate taxes attributable to these leases, was $1,848, $1,588, and $1,544 for the years ended December 31, 2002, 2001, and 2000, respectively.

Note 11 - Benefit plans and pension plans
-----------------------------------------
Substantially all of the Company's subsidiaries participate in the JII 401(k) Savings Plan (the "Plan"), a defined-contribution plan for salaried and hourly employees. In order to participate in the Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of his or her before-tax wages into the Plan. In addition to the JII 401(k) Plan, certain subsidiaries have additional defined contribution plans in which employees may participate. The Company made contributions to these plans totaling approximately $2,014, $2,023 and $2,345 for the years ended December 31, 2002, 2001 and 2000, respectively.

FIR, a Kinetek subsidiary located in Italy, provides for a severance liability for all employees at 7.4% of each respective employee's annual salary. In addition, the amount accrued is adjusted each year according to an official index (equivalent to 0.75% of the retail price index). This obligation is payable to employees when they leave the employ of FIR. The accrued liability approximated $2,843 and $2,609 at December 31, 2002 and 2001, respectively.

The Company has two defined benefit pension plans at Alma that cover substantially all of the employees of that subsidiary. The following table sets forth the change in benefit obligation, change in plan assets and net amount recognized as of December 31, 2002 and 2001.

                                                          2002          2001
Change in Benefit Obligation:                             ----          ----

Benefit obligation at beginning of period               $13,164       $11,785

  Service cost                                              587           550
  Interest cost                                             995           893
  Plan amendments                                           364             -
  Actuarial loss                                          1,459           396
  Benefits paid                                            (511)         (460)
                                                        --------      --------

Benefit obligations at end of period                    $16,058       $13,164
                                                        --------      --------

Change in Plan Assets:

Fair value of plan assets at beginning of period        $11,613       $11,672

  Actual return on assets                                  (673)           38
  Contributions received                                    579           363
  Benefits paid                                            (511)         (460)
                                                        --------      --------
Fair value of plan assets at end of period              $11,008       $11,613
                                                        --------      --------

  Funded status                                          (5,050)       (1,551)
  Unrecognized net loss (gain)                            3,487           367
  Unrecognized prior service cost                           703           397
  Employer contribution                                      66            58
                                                        -------       --------

  Accrued benefit cost                                  $  (794)      $  (729)
                                                        ========      ========

The accumulated balance in other comprehensive income pertaining to minimum pension liability adjustments was ($3,315) as of December 31, 2002.

Net periodic pension expense included the following components:

                                                     Year ended December 31,
                                                     -----------------------
                                                   2002       2001       2000
                                                   ----       ----       ----

Service cost                                      $ 587      $ 550      $ 519
Interest cost                                       995        893        832
Expected return on plan assets                     (988)      (986)      (952)
Amortization of unrecognized prior service cost      59         33         33
Amortization of unrecognized net gain                 -        (21)       (31)
                                                  -----      -----      -----

Net periodic pension expense                      $ 653      $ 469      $ 401
                                                  =====      =====      =====

The following assumptions were used in determining the actuarial present value of the projected benefit obligations:

                                                 Year ended December 31,
                                                 -----------------------
                                             2002           2001         2000
                                             ----           ----         ----

Discount rate                                6.75%          7.50%        7.75%
Average annual salary increase               4.00%          4.50%        4.50%
Expected long term rate of return on
 plan Assets                                 8.50%          8.50%        8.50%


Note 12 - Debt
--------------
Long-term debt consists of:

                                                December 31,      December 31,
                                                    2002              2001
                                                ------------      ------------

Revolving Credit Facilities (A)                  $ 37,241          $ 30,408
Bank Term Loans (B)                                14,571             5,587
Capital lease obligations (C)                      17,162            20,193
Senior Notes (D)                                  565,690           544,887
Senior Subordinated Discount Debentures (D)        94,886           208,098
Subordinated promissory notes (E)                  19,086            26,840
Other                                               1,773               530
                                                 ---------         ---------
                                                  750,409           836,543
Less current portion                              (34,893)          (17,137)
                                                 ---------         ---------
                                                 $715,516          $819,406
                                                 =========         =========


Aggregate maturities of long-term debt at December 31, 2002, excluding unamortized premiums and discounts, are as follows:

                2003                                  $ 34,893
                2004                                     7,861
                2005                                     4,888
                2006                                   308,532
                2007                                   301,432
                Thereafter                              98,112
                                                      --------
                                                      $755,718
                                                      ========


A. On August 16, 2001, the Company entered into a new Loan and Security Agreement ("JII Agreement") with Congress Financial Corporation ("Congress") and First Union National Bank ("First Union"). The JII Agreement provides for borrowings up to $110,000 based on the value of certain assets, including inventory, accounts receivable and fixed assets. Interest on borrowings is at the Prime Rate plus an applicable margin, or at the Company's option, the Eurodollar Rate plus an applicable margin (4.3% and 4.0%, respectively, at December 31, 2002). At December 31, 2002, the Company had outstanding borrowings of $37,241, outstanding letters of credit of $2,579, and excess availability of $34,678. The JII Agreement is secured by the assets of substantially all of the Company's domestic Subsidiaries, excluding Kinetek and its subsidiaries. The JII Agreement expires on August 16, 2006.

       On December 18, 2001, Kinetek, Inc. entered into a new Loan and Security Agreement ("Kinetek Agreement") with Fleet Bank ("Fleet"). The Kinetek Agreement provides for borrowings up to $35,000 based on the value of certain assets, including inventory, accounts receivable, machinery and equipment, and real estate. Outstanding borrowings bear interest at a rate of prime plus 1.35% (5.6% at December 31, 2002).

       Kinetek had $0 of outstanding borrowings, $7,554 of outstanding letters of credit, and $22,776 of excess availability under the Kinetek Agreement at December 31, 2002. Borrowings are secured by the stock and substantially all of the assets of Kinetek. The Kinetek Agreement expires on December 18, 2005.

B. Bank term loans consist of a mortgage on the Pamco facility, which bears interest at 8.1% and is due in monthly installments through 2003. The mortgage is secured by the Pamco facility. There is also a mortgage on the Deflecto facility, which bears interest at .25% below the prime rate and is due in 2028.

       The Company also has various bank loans related to one of Kinetek's foreign subsidiaries. These loans are for real estate and working capital needs. These loans bear interest from 4.9% to 5.8% and mature throughout 2003.

C. Interest rates on capital leases range from 4.3% to 11% and mature in installments through 2008.

       The future minimum lease payments as of December 31, 2002 under capital leases consist of the following:

       2003                                                        $13,210
       2004                                                          2,326
       2005                                                          1,175
       2006                                                          1,168
       2007                                                            179
       Thereafter                                                      394
                                                                   --------
         Total                                                      18,452
       Less amount representing interest                            (1,290)
                                                                   --------
       Present value of future minimum lease payments              $17,162
                                                                   ========

       The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 2002.

D. In July 1997, the Company issued $120,000 of 10 3/8% Senior Notes due 2007 ("2007 Seniors"). These notes bear interest at a rate of 10 3/8% per annum, payable semi-annually in cash on February 1 and August 1 of each year. The 2007 Seniors are redeemable for 105.188% of the principal amount from August 1, 2002 to July 31, 2003, 102.594% from August 1, 2003 to July 31, 2004 and 100% from August 1, 2004 and thereafter plus any accrued and unpaid interest to the date of redemption. The fair value of the 2007 Seniors was approximately $67,200 at December 31, 2002. The fair value was calculated using the 2007 Seniors' December 31, 2002 market price multiplied by the face amount. The 2007 Seniors are unsecured obligations of the Company.

       In March 1999, the Company issued $155,000 of 10 3/8% Senior Notes due 2007 ("New 2007 Seniors"). These notes have the identical interest and redemption terms as the 2007 Seniors. The fair value of the New 2007 Seniors was approximately $86,800 at December 31, 2002. The fair value was calculated using the New 2007 Seniors' December 31, 2002 market price multiplied by the face amount. The New 2007 Seniors are unsecured obligations of the Company.

       Kinetek has outstanding $270,000 of 10 3/4% Senior Notes due November 2006 ("Kinetek Notes"). Interest on the Kinetek Notes is payable in arrears on May 15 and November 15. The notes are redeemable at the option of Kinetek, in whole or in part, at any time on or after November 15, 2001. The fair value of the Kinetek Notes at December 31, 2002 was $243,000. The fair value was calculated using the Kinetek Notes' December 31, 2002 market price multiplied by the face amount. The Kinetek Notes are unsecured obligations of Kinetek, Inc.

       On April 12, 2002, Kinetek issued $15,000 principal amount of 5%
       Senior Secured Notes and $11,000 principal amount of 10% Senior Secured Notes ("2007 Kinetek Notes") for net proceeds of $20,456. The notes are due on April 30, 2007 and are guaranteed by Kinetek, Inc. and substantially all of its domestic subsidiaries. The notes are also secured by a second priority lien on substantially all of the assets of Kinetek and its subsidiaries, which lien is subordinate to the existing lien securing Kinetek, Inc.'s credit facility. Interest on the notes is payable semi-annually on May 1 and November 1 of each year.

       In April 1997, the Company issued $213,636 aggregate principal amount of 11 3/4% Senior Subordinated Discount Debentures due 2009 ("2009 Debentures"). The 2009 Debentures were issued at a substantial discount from the principal amount. Interest on the 2009 Debentures is payable in cash semi-annually on April 1 and October 1 of each year beginning October 1, 2002. The 2009 Debentures are redeemable for 105.875% of the accreted value from April 1, 2002 to March 31, 2003, 102.937% from April 1, 2003 to March 31, 2004 and 100% from April 1, 2004 and thereafter plus any accrued and unpaid interest. The 2009 Debentures are unsecured obligations of the Company.

       Between May 29, 2002 and June 5, 2002, the Company repurchased $119,000 principal amount of its 2009 Debentures, for total consideration of $31,360, including expenses. After the purchase, $94,636 principal amount of 2009 Debentures were outstanding. The Company has reported an extraordinary gain of $52,518, net of taxes of $36,364 in the statement of operations related to this purchase. The fair value of the remaining 2009 Debentures was approximately $19,164 at December 31, 2002. The fair value was calculated using the 2009 Debentures' December 31, 2002 market price multiplied by the face amount.

       In July 1993, the Company issued $133,075 of 11 3/4% Senior Subordinated Discount Debentures ("Discount Debentures") due 2005. In April 1997, the Company refinanced substantially all of the Discount Debentures and issued the 2009 Debentures. At December 31, 2002, $250 of the Discount Debentures were still outstanding. The interest on the Discount Debentures is payable in cash semi annually on February 1 and August 1.

       The Indentures relating to the 2009 Debentures, the Discount Debentures, the 2007 Seniors, and the New 2007 Seniors (collectively the "JII Notes") restrict the ability of the Company to incur additional indebtedness at its Restricted Subsidiaries. The Indentures also restrict: the payment of dividends, the repurchase of stock and the making of certain other restricted payments; certain dividend payments to the Company by its subsidiaries; significant acquisitions; and certain mergers or consolidations. The Indentures also require the Company to redeem the JII Notes upon a change of control and to offer to purchase a specified percentage of the JII Notes if the Company fails to maintain a minimum level of capital funds (as defined).

       The Indentures governing the Kinetek Notes and 2007 Kinetek Notes contain certain covenants which, among other things, restricts the ability of Kinetek to incur additional indebtedness, to pay dividends or make other restricted payments, engage in transactions with affiliates, to complete certain mergers or consolidations, or to enter into certain guarantees of indebtedness.

       The Company is, and expects to continue to be, in compliance with the provisions of these Indentures.

E. Subordinated promissory notes payable are due to minority interest shareholders and former shareholders of certain subsidiaries in installments through 2005, and bear interest ranging from 8% to 9%. The loans are unsecured.

Interest expense includes $6,193, $4,666 and $5,067 of amortization of debt issuance costs for the years ended December 31, 2002, 2001, and 2000, respectively.

Note 13 - Income taxes
----------------------
Loss from continuing operations before income taxes and minority interest is as follows:

                                           Year ended December 31,
                                           -----------------------
                                      2002          2001           2000
                                      ----          ----           ----
      Domestic                     $(43,350)      $(71,458)      $(45,200)
      Foreign                         7,366          7,457          6,316
                                   ---------      ---------      ---------
       Total                       $(35,984)      $(64,001)      $(38,884)
                                   =========      =========      =========

The benefit for income taxes from continuing operations consists of the following:

                                              Year ended December 31,
                                              -----------------------
                                          2002          2001          2000
                                          ----          ----           ----
Current:
Federal                                $(39,246)      $(13,711)     $(9,601)
Foreign                                  (1,531)         3,242        3,664
State and Local                           1,588          1,394       (1,253)
                                       ---------      ---------     --------
                                        (39,189)        (9,075)      (7,190)
Deferred:
Federal                                  30,096          4,219        3,487
Foreign                                      35            483          113
State and Local                           2,670           (950)         399
                                       ---------      ---------     --------
                                         32,801          3,752        3,999
                                       ---------      ---------     --------
Total                                  $ (6,388)      $ (5,323)     $(3,191)
                                       =========      =========     ========

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                 December 31,     December 31,
                                                     2002             2001

Deferred tax liabilities:
Goodwill                                         $    854          $ 16,383
Property, plant and equipment                       3,840             5,015
Inter company tax gains                             4,579             5,205
Acquisition related liabilities                     3,046             3,046
Foreign deferred tax liabilities                    2,051             1,372
Other                                               2,257               484
                                                 ---------         ---------
   Total deferred tax liabilities                $ 16,627          $ 31,505
                                                 =========         =========
Deferred tax assets:
NOL carryforwards                                $  8,712          $ 13,605
Accrued interest on discount debentures             6,977            15,553
Pension obligation                                  1,454               681
Vacation accrual                                    1,214             1,122
Uniform capitalization of inventory                 2,577             2,739
Allowance for doubtful accounts                     4,696             4,283
Deferred financing fees                               464               538
Intangibles other than goodwill                     5,151             5,639
Medical claims reserve                              1,905             1,855
Accrued commissions and bonuses                     1,090               357
Warranty accrual                                      438               558
Inventory reserves                                  2,097             2,322
Restructuring reserve                                 743             1,789
Deferred income                                         -               198
Interest income                                       930               620
Other accrued liabilities                           7,688            11,311
Other                                               1,450             1,450
                                                 ---------         ---------
   Total deferred tax assets                     $ 47,586          $ 64,620
Valuation allowance for deferred tax assets      $(33,863)         $(25,015)
                                                 ---------         ---------
   Total deferred tax assets                     $ 13,723          $ 39,605
                                                 ---------         ---------
   Net deferred tax (liabilities) assets         $ (2,904)         $ 8,100
                                                 =========         =========

In 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill no longer be amortized and establishes new requirements to test goodwill for impairment. For tax purposes, goodwill continues to be amortized over a fifteen-year life. As such, the tax amortization generates a temporary difference and a corresponding deferred tax liability arises for financial statement purposes. Since goodwill is no longer amortized for book purposes, the Company cannot determine when the resulting deferred tax liabilities will be realized. Therefore, the Company has not considered any future reversal of the deferred tax liability related to goodwill to support the realization of the deferred tax assets.

The benefit for income taxes from continuing operations differs from the amount of income tax benefit computed by applying the United States federal income tax rate to loss before income taxes. A reconciliation of the differences is as follows:

                                                  Year ended December 31,
                                                  -----------------------
                                             2002          2001          2000
                                             ----          ----          ----

Computed statutory tax benefit            $(12,595)     $(22,400)     $(13,609)
(Increase) decrease resulting from:
  Amortization of goodwill                       -         1,616         6,836
  Meals and entertainment                      279           238           285
  State and local tax                        3,702           289        (1,953)
  Valuation allowance                        5,804        11,410           495
  Foreign tax rate differential              1,064         1,861         2,355
  Foreign tax holidays                         (59)         (152)         (313)
  Tax credits in foreign jurisdictions      (5,080)         (593)         (476)
  Other items, net                             497         2,408         3,189
                                          ---------     ---------     ---------
Benefit for income taxes                  $ (6,388)     $ (5,323)     $ (3,191)
                                          =========     =========     =========

As of December 31, 2002, consolidated federal net operating loss carryforwards are approximately $20,400 for regular tax purposes, and expire in various years through 2017. These loss carryforwards, entirely attributable to Welcome Home, are subject to separate return limitation year rules. A full valuation allowance has been provided against these loss carryforwards. As of December 31, 2002, the Company has foreign net operating loss carryforwards of approximately $643 which expire in 2007.

Note 14 - Sale of Subsidiaries
------------------------------
On December 17, 2002, the Company sold the assets of Internet Services of Michigan, Inc. ("ISMI") to a third party for a nominal amount. ISMI is an Internet service provider with approximately 6,000 customers located in Michigan. The Company recorded a loss of $518 related to the sale of ISMI. ISMI was a part of the Consumer & Industrial Products segment prior to its disposal.

Effective January 1, 2002, the Company sold its subsidiary, Flavorsource, Inc., ("Flavorsource") to Flavor & Fragrance Group Holdings, Inc. ("FFG") for a $10,100 note. FFG's Chief Executive Officer is Mr. Quinn, and its stockholders include Messrs. Jordan, Quinn, Zalaznick, and Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of The Jordan Company, who are also stockholders of the Company. As the transaction was among entities under common control, the difference between the note received and the net assets of Flavorsource of $473 has been reflected in retained earnings. Flavorsource is a developer and compounder of flavors for use in beverages of all kinds, including coffee, tea, juices, and cordials, as well as bakery products and ice cream and dairy products. Flavorsource was a part of the Consumer & Industrial Products segment prior to its disposal.

On February 2, 2001, the Company sold the assets of Riverside to a third-party for cash proceeds of $16,663. Riverside is a publisher of Bibles and a distributor of Bibles, religious books and music recordings. The Company recognized a loss on the sale of $2,798, which was recorded in the fourth quarter of 2000. Riverside was a part of the Consumer & Industrial Products segment prior to its disposal.

Note 15 - Liquidation of Online Environs
----------------------------------------
On March 14, 2000 the Company purchased Online Environs, Inc. ("Online Environs"), an Internet business solutions developer and consultant. Online Environs sales deteriorated sharply from the acquisition date through September 20, 2002. On September 20, 2002, the Company shut down the operations of Online Environs and liquidated the entity. At the time of its liquidation, the liabilities of Online Environs exceeded its assets by $1,888, which, upon deconsolidation, are no longer liabilities of the consolidated group. Accordingly, the Company has recorded a gain of $1,888 classified as other income, to remove the net liabilities from the consolidated financial statements. Online Environs was part of the Consumer & Industrial Products segment prior to its liquidation.

Note 16 - Related party transactions
------------------------------------
An individual who is shareholder, Director, General Counsel, and Secretary for the Company is also a partner in a law firm used by the Company. The firm was paid $1,251, $1,757, and $1,688 in fees and expenses in 2002, 2001, and 2000, respectively. The rates charged to the Company were at arms-length.

Certain shareholders of TJC Management Corporation ("TJC") are also shareholders of the Company. On July 25, 1997, a previous agreement with TJC was amended and restated. Effective January 1, 2000, the Company owes TJC a $250 quarterly fee for management services. The Company accrued and paid fees to TJC of $500 in 2002, accrued fees of $1,000 and paid fees of $1,250 in 2001, and accrued fees of $1,000 and paid fees of $1,500 in 2000 related to this agreement. The Company does not expect to accrue or pay any more money related to this agreement. These expenses are classified in "management fees and other" in the Company's statements of operations.

On July 25, 1997, a previous agreement with TJC was amended and restated. Under the new agreement, the Company pays TJC an investment banking fee of up to 1%, based on the aggregate consideration paid, for its assistance in acquisitions undertaken by the Company or its subsidiaries, and a financial consulting fee not to exceed 0.5% of the aggregate debt and equity financing that is arranged by TJC, plus the reimbursement of out-of-pocket and other expenses. The Company made no payments in 2002, 2001, and 2000, to TJC for their assistance in relation to acquisition and refinancing activities. At December 31, 2002 and 2001, $8,429 and $8,092, respectively, was accrued related to this agreement and is included in "accrued liabilities" on the Company's balance sheets.

The Company has agreements to provide management and consulting services to various entities whose shareholders are also shareholders of the Company. The Company also has agreements to provide investment banking and financial consulting services to these entities. Fees for management and consulting services are typically a percentage of the entity's net sales or earnings before interest, taxes, depreciation and amortization. Fees for investment banking and financial consulting services are based on the aggregate consideration paid for acquisitions or the aggregate debt and equity financing that is arranged by the Company, plus the reimbursement of out-of pocket and other expenses. Amounts due from affiliated entities as a result of providing the services described above were $4,820 and $3,810 as of December 31, 2002 and 2001, respectively, and are classified in "prepaid expenses and other current assets" in the Company's balance sheets. The Company has also made unsecured advances to certain of these entities for the purpose of funding operating expenses and working capital needs. These advances totaled $15,967 and $13,318 at December 31, 2002 and 2001, respectively, and are classified in "prepaid expenses and other current assets" in the Company's balance sheets. The Company had reserves of $10,000 and $10,400 at December 31, 2002 and 2001, respectively, related to these fees for management and consulting services and working capital advances.

Note 17 - Preferred Stock
-------------------------
M&G Holdings has $1,500 of senior, non-voting 8.0% cumulative preferred stock outstanding to its minority shareholders. The liquidation value of the preferred stock was $2,342 and $2,164 as of December 31, 2002 and 2001, respectively.

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

Kinetek includes the manufacture of specialty purpose electric motors for both industrial and commercial use by Imperial and De Sheng; precision gears and gearboxes by Gear; AC and DC gears and gear motors and sub-fractional AC and DC motors and gear motors for both industrial and commercial use by Merkle Korff and FIR; and electronic motion control systems for use in industrial and commercial processes such as conveyor systems, packaging systems, elevators and automated assembly operations by ED&C and Motion Control.

Consumer and Industrial Products includes the manufacturing and importing of decorative home furnishing accessories by Cape; the specialty retailing of gifts and decorative home accessories by Welcome Home; manufacture of orthopedic supports and pain reducing medical devices at Cho-Pat, and the storage of data and access to dedicated Internet connectivity at GramTel.

Measurement of Segment Operating Income and Segment Assets

The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in Note 2 - Significant Accounting Policies.

Intra-segment sales exist between Cape and Welcome Home and between Sate-Lite and Deflecto. These sales were eliminated in consolidation and are not presented in segment disclosures. No single customer accounts for 10% or more of segment or consolidated net sales.

Operating income by business segment is defined as net sales less operating costs and expenses, excluding interest and corporate expenses. Certain amounts in the prior year have been reclassified to conform with the current year presentation.

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

Summary financial information by business segment is as follows:

                                                       Year ended December 31,
                                                       -----------------------
                                                   2002          2001         2000
                                                   ----          ----         ----
Net Sales:
  Specialty Printing and Labeling                $104,594      $112,123     $122,691
  Jordan Specialty Plastics                       108,043        98,733       98,353
  Jordan Auto Aftermarket                         155,754       147,047      141,213
  Kinetek                                         282,666       287,362      316,666
  Consumer and Industrial Products                 68,975        77,558      128,373
                                                 ---------     ---------    ---------
    Total                                        $720,032      $722,823     $807,296
                                                 =========     =========    =========

Operating income (loss):
  Specialty Printing and Labeling                $  3,707      $   (984)    $  7,210
  Jordan Specialty Plastics                         7,501         2,057        1,928
  Jordan Auto Aftermarket                          17,488        17,194       20,449
  Kinetek                                          38,444        37,272       36,497
  Consumer and Industrial Products                  1,037        (3,485)       3,071
                                                 ---------     ---------    ---------
    Total business segment operating income        68,177        52,054       69,155

  Corporate expense                               (21,358)      (23,336)     (14,142)
                                                 ---------     ---------    ---------
    Total consolidated operating income          $ 46,819      $ 28,718     $ 55,013
                                                 =========     =========    =========

Depreciation and Amortization:
  Specialty Printing and Labeling                $  2,882      $  4,980     $  4,786
  Jordan Specialty Plastics                         5,391         6,677        6,312
  Jordan Auto Aftermarket                           2,420         4,595        4,234
  Kinetek                                           7,103        14,611       29,964
  Consumer and Industrial Products                  1,998         3,509        4,134
                                                 ---------     ---------    ---------
    Total business segment amortization
     and depreciation                              19,794        34,372       49,430
  Corporate                                         4,732         4,724        5,748
                                                 ---------     ---------    ---------
    Total consolidated depreciation
      and amortization                           $ 24,526      $ 39,096     $ 55,178
                                                 =========     =========    =========


Capital expenditures:
  Specialty Printing and Labeling                $  1,720      $  1,882     $  3,083
  Jordan Specialty Plastics                         4,319         2,623        5,630
  Jordan Auto Aftermarket                           1,381         1,209        1,992
  Kinetek                                           4,681         4,577        5,275
  Consumer and Industrial Products                    896         1,045        3,984
  Corporate                                           898         1,478        1,282
                                                 ---------     ---------    ---------
    Total capital expenditures                   $ 13,895      $ 12,814     $ 21,246
                                                 =========     =========    =========





                                                         December 31,
                                                  ---------------------------
                                                    2002              2001
                                                    ----              ----
Identifiable assets (end of year):
  Specialty Printing and Labeling                 $ 62,149          $100,422
  Jordan Specialty Plastics                        110,071           114,103
  Jordan Auto Aftermarket                          106,130           154,491
  Kinetek                                          354,213           354,098
  Consumer and Industrial Products                  23,188            44,441
                                                  ---------         ---------
   Total consolidated business segment assets      655,751           767,555
  Corporate assets                                  53,493            61,841
                                                  ---------         ---------
   Total consolidated identifiable assets         $709,244          $829,396
                                                  =========         =========



Summary financial information by
 geographic area is as follows:                     Year ended December 31,
                                                     ----------------------
                                                   2002           2001         2000
                                                   ----           ----         ----
Net sales to unaffiliated customers:
United States                                    $638,729       $648,955      $728,714
Foreign                                            81,303         73,868        78,582
                                                 --------       --------      --------
  Total                                          $720,032       $722,823      $807,296
                                                 ========       ========      ========
Identifiable assets (end of year):
United States                                    $612,163       $752,944
Foreign                                            97,081         76,452
                                                 --------       --------
  Total                                          $709,244       $829,396
                                                 ========       ========


Note 19 - Acquisition and formation of subsidiaries
---------------------------------------------------
On April 11, 2002, Kinetek, Inc. formed a cooperative joint venture with Shunde De Sheng Electric Motor Group Co., Ltd. ("De Sheng Group"), which is named Kinetek De Sheng (Shunde) Motor Co., Ltd. (the "JV"). Kinetek, Inc. initially contributed approximately $9,503, including costs associated with the transaction, for 80% ownership of the JV, with an option to purchase the remaining 20% in the future. The JV acquired all of the net assets of Shunde De Sheng Electric Motor Co., Ltd. ("De Sheng"), a subsidiary of De Sheng Group. The JV also assumed approximately $7,198 of outstanding debt.

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

On April 6, 2001, Kinetek, through its wholly-owned subsidiary Merkle-Korff, acquired substantially all of the assets, properties, and business of Koford Engineering, Inc. for $690. The purchase price was allocated to working capital of $121, property, plant and equipment of $130, and resulted in an excess purchase price over identifiable assets of $439.

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

In December 2000, the Company started investing in GramTel. GramTel is an information technology infrastructure outsourcing company that allows its customers to transfer, protect and store their mission critical data at a Secure Network Access Center. The Company has invested $6,483 in GramTel through December 31, 2002 for property, equipment and other start-up related expenses.

In December 2000, the Company completed the formation of GramTel USA, Inc. ("GramTel USA"). The Company sold the stock of GramTel, a Restricted Subsidiary under the Company's Indenture, to GramTel USA for $500 of GramTel USA Preferred Stock, which accretes at 51% of the GramTel USA net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the end of year five (unless such redemption is prohibited by a GramTel USA or a Company debt covenant). Certain of the Company's affiliates and GramTel USA's management own substantially all of GramTel USA's common stock with the Company owning 5.6% of the common stock.

On October 23, 2000, the Company purchased the stock of Flavorsource, Inc. ("Flavorsource") for $10,293 including costs directly related to the transaction. Flavorsource is a developer and compounder of flavors for use in beverages of all kinds, including coffee, tea, juices, bar mixes, sodas, and cordials, as well as in nutritional foods, bakery products and ice cream and dairy products. The acquisition was financed with $9,043 in cash and a $1,250 subordinated seller note. The purchase price was allocated to working capital of $270 and property, plant and equipment of $66, and resulted in an excess purchase price over net identifiable assets of $9,957. Effective January 1, 2002, the Company sold Flavorsource to Flavor & Fragrance Group Holdings, Inc. for a $10,100 note (see note 14).

On October 10, 2000, the Company purchased the assets of Internet Services of Michigan, Inc. ("ISMI") for $1,181. ISMI is an Internet service provider with approximately 6,000 customers located in Michigan. ISMI offers standard dial up resources as well as high-speed Internet connections such as DSL, Satellite and ISDN. ISMI also provides website development and creation services and web hosting features. The acquisition was financed with cash and the purchase price was allocated to net operating liabilities of $(659), and property, plant and equipment of $350, and resulted in an excess purchase price over net identifiable assets of $1,490. On December 17, 2002, the Company sold the assets of ISMI to a third party for a nominal amount (see note 14).

On June 2, 2000, the Company purchased Instachange Displays Limited and Pique Display Systems, Inc. (collectively "IDL") for approximately $12,805 including costs directly related to the transaction. IDL is Canada's leading manufacturer and distributor of point-of-purchase display and retail merchandising products. The acquisition was financed with $10,316 of cash and a $2,489 subordinated seller note. The purchase price was allocated to working capital of $1,629, and property, plant and equipment of $1,389, and resulted in an excess purchase price over net identifiable assets of $9,787. IDL is a division of Deflecto.

On June 2, 2000, the Company completed the formation of Specialty Internet Holdings, LLC ("SIH"). The Company sold the stock of Online Environs, a Restricted Subsidiary under the Company's Indenture, for $60 of SIH Preferred Stock, which accretes at plus or minus 51% of the SIH net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the end of year five (unless such redemption is prohibited by a SIH or Company debt covenant), and a $2,800 note. Certain of the Company's affiliates and SIH management own substantially all of the SIH common units with the Company owning 8.3% of SIH common units.

On March 14, 2000, the Company purchased Online Environs, Inc. ("Online Environs"), an international Internet business solutions developer and consultant, for $5,093 including costs directly associated with the transaction. The acquisition was financed with $3,593 in cash and a $1,500 subordinated seller note. Online Environs' digital communications solutions are designed to help clients increase sales, improve communications, and create and enhance business identities over the Internet, commonly known as eBusiness. The purchase price was allocated to working capital of $258, property, plant and equipment of $194, non current assets of $2, and long-term liabilities of $(43) and resulted in an excess purchase price over net identifiable assets of $4,682. On September 20, 2002, the Company shut down the operations of Online Environs and liquidated the entity (see note 15).

The above acquisitions have been accounted for as purchases and their operating results have been consolidated with the Company's results since the respective dates of acquisition. Pro forma results of operations, assuming the acquisitions occurred as of the beginning of the prior year, would not differ materially from reported amounts.

Note 20 - Additional Purchase Price Agreements/Deferred Purchase Price
----------------------------------------------------------------------
Agreements
----------
The Company has a contingent purchase price agreement relating to its acquisition of Deflecto in 1998. The agreement is based on Deflecto achieving certain earnings before interest and taxes and is payable on April 30, 2008. If Deflecto is sold prior to April 30, 2008, the plan is payable 120 days after the transaction.

The Company had an additional purchase price agreement relating to its acquisition of Yearntree in December 1999. The agreement was based on Yearntree achieving certain agreed upon cumulative net income before interest and taxes for the 24 months beginning January 1, 2000 and ending December 31, 2001. On March 8, 2002, the Company paid $574 related to the above agreement.

The Company also has a deferred purchase price agreement relating to its acquisition of Teleflow in July 1999. This agreement is based upon Teleflow achieving certain agreed upon earnings before interest, taxes, depreciation, and amortization for each year through the year ended December 31, 2002. The Company paid $328, $260 and $500 in 2002, 2001 and 2000, respectively, related to this agreement.

Kinetek has an additional purchase price agreement relating to its acquisition of Advanced DC in May 1998. The terms of this agreement provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Targeted levels are set substantially above the historical experience of the acquired entity at the time of acquisition. Kinetek made a payment related to this agreement of $3,093 to the sellers of Advanced DC in March 2000 and a payment of $3,200 in March 1999. These contingent payments were recorded as an addition to goodwill.

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

Note 22 - Quarterly Financial Information (Unaudited)
-----------------------------------------------------

                                                              Three Months Ended
                                                              ------------------
                                                                                             Restated
                                      December 31       September 30         June 30 (2)     March 31 (1)
                                      -----------       ------------         -------         --------
2002:
Net sales                              $175,958           $186,942           $191,640          $165,492
Cost of sales,
 excluding depreciation                 113,676            119,949            121,558           105,129
Loss from continuing
  operations                            (19,170)            (1,315)              (245)           (9,140)
Net (loss) income                       (19,175)            (1,476)            52,439           (96,205)

2001:
Net sales                              $175,218           $180,026           $184,973          $182,606
Cost of sales,
  excluding depreciation                109,991            115,218            117,751           117,044
Loss from continuing
  operations                            (18,616)           (24,862)            (6,705)           (8,089)
Net loss                                (18,616)           (24,862)            (6,705)           (8,089)


(1) The net loss for the restated first quarter of 2002, as shown above, differs from the originally filed amounts by $87,065 due to the adoption of SFAS No. 142, as described in note 3.

(2) The net income for the second quarter of 2002 includes an extraordinary gain net of tax of $52,518, related to early extinguishment of debt, as described in note 12.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------------------

         None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

The following sets fourth the names and ages of each of the Company's directors and executive officers and the positions they hold at the Company:

Name                   Age    Position with the Company
----                   ---    -------------------------

John W. Jordan II      55     Chairman of the Board of Directors and Chief
                              Executive Officer.
Thomas H. Quinn        55     Director, President and Chief Operating Officer.
Joseph S. Steinberg    59     Director.
David W. Zalaznick     48     Director.
Jonathan F. Boucher    46     Director, Vice President and Assistant Secretary.
G. Robert Fisher       63     Director, General Counsel and Secretary.

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

Mr. Jordan has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since 1988. Mr. Jordan is a managing partner of The Jordan Company, a private merchant banking firm which he founded in 1982. Mr. Jordan is also a director of Ameriking, Inc., Carmike Cinemas, Inc., GFSI Inc., GFSI Holdings, Inc., Kinetek, Inc., Welcome Home, and Jackson Products, Inc.
as well as other privately held companies.

Mr. Quinn has served as a director, President and Chief Operating Officer of the Company since 1988. From November 1985 to December 1987, Mr. Quinn was Group Vice President and a corporate officer of Baxter International ("Baxter"). From September 1970 to November 1985, Mr. Quinn was employed by American Hospital Supply Corporation ("American Hospital"), where he was a Group Vice President and corporate officer when American Hospital was acquired by Baxter. Mr. Quinn is also the Chairman of the Board and Chief Executive Officer of Kinetek, Inc. as well as a director of Welcome Home, Ameriking, Inc. and other privately held companies. He is also a partner of The Jordan Company.

Mr. Steinberg has served as a director of the Company since 1988. Since 1979, Mr. Steinberg has been the President and a director of Leucadia National Corporation, a holding company. He is also a director of White Mountains Insurance Group Limited, Allcity Insurance Company, Finova Group, Inc. and Olympus Reinsurance Company, Limited. He also serves as a Trustee of New York University.

Mr. Zalaznick has served as a director of the Company since June 1997. Since 1982, Mr. Zalaznick has been a managing partner of The Jordan Company. Mr. Zalaznick is also a director of Carmike Cinemas, Inc., Ameriking, Inc., Marisa Christina, Inc., Kinetek, Inc., GFSI Inc., GFSI Holdings Inc., Jackson Products, Inc., and Safety Insurance Group, Inc., as well as other privately held companies.

Mr. Boucher has served as a Vice President, Assistant Secretary and a director of the Company since 1988. Since 1983, Mr. Boucher has been a partner of The Jordan Company. Mr. Boucher is also a director of Kinetek, Inc. and Jackson Products, Inc. as well as several other privately held companies.

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

Item 11. EXECUTIVE COMPENSATION
         ----------------------

The following table shows the cash compensation paid by the Company, for the three years ended December 31, 2002, for services in all capacities to the Chief Executive Officer and President and Chief Operating Officer of the Company.


                                                            Summary Compensation Table

                                                                Annual Compensation
                                           --------------------------------------------------------
Name and Principal Position                Year       Salary        Bonus        Other Compensation
---------------------------                ----       ------        -----        ------------------
John W. Jordan II, Chief Executive         2002             -             -                 -
Officer(1)
                                           2001             -             -                 -
                                           2000             -             -                 -
Thomas H. Quinn, President and Chief       2002     1,000,000       750,000            13,800
Operating Officer
                                           2001       750,000       250,000            13,800
                                           2000       750,000     1,250,000            13,800

__________________________

(1) Mr. Jordan derived his compensation from The Jordan Company for his services to the Company and its subsidiaries. He received no compensation from the Company or its subsidiaries for his services as Chief Executive Officer.


         Employment Agreement. Mr. Quinn has entered into an employment agreement with the Company which provides for his employment as President and Chief Operating Officer of the Company. The employment agreement can be terminated at any time by the Company. His base salary is $1,000,000 per year, and he is provided with a guaranteed bonus of $100,000 per year, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Quinn by any of the subsidiaries or affiliates of The Jordan Company. Under the employment agreement, if Mr. Quinn's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance equal to the greater of $350,000 or the sum of his most recent base annual salary plus $100,000. If employment is terminated for reasons of cause or voluntary termination, no severance payment is made.

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

Item 12. PRINCIPAL STOCKHOLDERS
         ----------------------

The following table furnishes information, as of March 31, 2003, as to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock (ii) each director and executive officer of the Company, and (iii) all officers and directors of the Company as a group.

                                               Amount of Beneficial Ownership
                                             ----------------------------------
                                                                    Percentage
                                              Number of Shares      Owned (1)
                                              ----------------      ----------
Executive Officers and Directors
John W. Jordan, II (2) (3) (4) (5)              17,772.9119           18.0%
David W. Zalaznick (3) (6)                      19,965.0000           20.3%
Thomas H. Quinn (7)                                  0.0000            0.0%
Leucadia Investors, Inc. (3)                     9,969.9999           10.1%
Jonathan F. Boucher                              5,533.8386            5.6%
G. Robert Fisher (4) (8)                           624.3496            0.6%
Joseph S. Steinberg (9)                              0.0000            0.0%
All directors and officers as a
group (5 persons) (3)                           53,866.1000           54.6%
____________________________

(1) Calculated pursuant to Rule 13d-3 (d) under the Exchange Act. Under Rule 13d-3 (d), shares not outstanding which are subject to options, warrants, rights of conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentages owned by each other person listed. As of December 31, 2002, there were 98,501.0004 shares of Common Stock issued and outstanding.

(2)    Includes 1 share held personally and 17,771.9119 shares held by the John
       W. Jordan II Revocable Trust. Does not include 309.2933 shares held by Daly Jordan O'Brien, a sister of Mr. Jordan, 309.2933 shares held by Elizabeth O'Brien Jordan, also a sister of Mr. Jordan, or 309.2933 shares held by George Cook Jordan, Jr., the brother of Mr. Jordan.

(3) Does not include 100 shares held by The Jordan/Zalaznick Capital Company ("JZCC") or 3,500 shares held by JZ Equity Partners PLC ("JZEP"), a publicly traded U.K. investment trust advised by an Affiliate of The Jordan Company (controlled by Messrs. Jordan and Zalaznick). Mr. Jordan, Mr. Zalaznick and Leucadia, Inc. are the sole partners of JZCC. Mr. Jordan and Mr. Zalaznick own and manage the advisor to JZEP.

(4) Does not include 3,248.3332 shares held by the Jordan Family Trust, of which John W. Jordan II, George Cook Jordan, Jr., and G. Robert Fisher are the trustees.

(5) Does not include 12,000 shares held by the John W. Jordan II Family Limited Liability Company of which John W. Jordan II is a Manager.

(6) Does not include 82.1697 shares held by Bruce Zalaznick, the brother of Mr. Zalaznick.

(7) Excludes 13,000 shares held by TQF, LLC of which Thomas H. Quinn is the Manager.

(8)    Includes 624.3496 shares held by G. Robert Fisher, as trustee of the
       G. Robert Fisher Irrevocable Gift Trust, U.T.I., dated December 26,
       1990.

(9) Excludes 9,969.9999 shares held by Leucadia Investors, Inc., of which Joseph S. Steinberg is President and a director.

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

Item 13. CERTAIN TRANSACTIONS
         --------------------

Employment Agreements; Stock Transactions. On February 25, 1988, the Company entered into an employment agreement with Thomas H. Quinn, pursuant to which Mr. Quinn became the President and Chief Operating Officer of the Company, effective January 1, 1988. See "Item 11-Employment Agreement".

JIR. The Company has $16.3 million of unsecured advances due from JIR Broadcast, Inc. and JIR Paging, Inc. Each of these company's Chief Executive Officer is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other, partners, principals and associates of The Jordan Company who are also the Company's stockholders. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors.

JZ International, LLC. In November 1998, the Company, through Kinetek, invested $5.6 million in Class A Preferred Units and $1.7 million in Class B Preferred Units of JZ International, LLC. In April 2000, the Company, through Kinetek, invested an additional $5.0 million in Class A Preferred Units of JZ International, LLC. This increased the Company's investment in JZ International to $12.3 million at December 31, 2002. JZ International's Chief Executive Officer is David W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other members. JZ International is focused on making European and other international investments.

ISMG. Through December 17, 2002, the Company had made unsecured advances of approximately $11.2 million to Internet Services Management Group ("ISMG"). ISMG is an Internet services provider ("ISP") for more than 93,000 customers. The Company also owned $1.0 million of ISMG's 5% mandatorily redeemable cumulative preferred stock and 5% of the common stock of ISMG, with the remainder owned by the Company's stockholders and management of ISMG. On December 17, 2002, the Company sold its investments in ISMG for a nominal amount.

Certain Other Transactions. See notes 4, 5, 8, and 16 to the Consolidated Financial Statements for additional information regarding certain transactions involving the Company and other companies and entities in which the Company's stockholders, directors, officers and affiliates have an interest.

Legal Counsel. Mr. G. Robert Fisher, a director of, and the general counsel and secretary to, the Company, is also a partner of Sonnenschein, Nath & Rosenthal. Mr. Fisher and his law firm have represented the Company and The Jordan Company in the past, and expect to continue representing them in the future. In 2002, Sonnenschein, Nath & Rosenthal were paid approximately $1.3 million in fees and expenses by the Company.

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

Service Agreements. Certain shareholders of TJC Management Corporation ("TJC") are also shareholders of the Company. On July 25, 1997, a previous agreement with TJC was amended and restated. Effective January 1, 2000, the Company owes TJC a $0.3 million quarterly fee for management services. The Company accrued fees to TJC of $0.5 million, $1.0 million, and $1.0 million, in 2002, 2001, and 2000, respectively, related to this agreement. The Company does not expect to accrue or pay any more money related to this agreement.

On July 25, 1997, a previous agreement with TJC was amended and restated. Under the new agreement, the Company pays TJC an investment banking fee of up to 1%, based on the aggregate consideration paid, for its assistance in acquisitions undertaken by the Company or its subsidiaries, and a financial consulting fee not to exceed 0.5% of the aggregate debt and equity financing that is arranged by TJC, plus the reimbursement of out-of-pocket and other expenses. The Company made no payments in 2002, 2001 and 2000, to TJC for their assistance in relation to acquisition and refinancing activities. At December 31, 2002, $8.4 million was accrued related to this agreement.

Item 14. CONTROLS AND PROCEDURES
         -----------------------

         Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14 of the Securities Exchange Act of 1934 ("Exchange Act") promulgated thereunder, our chairman and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this report (the "Evaluation Date") with the Securities and Exchange Commission. Based on such evaluation, our chairman and chief financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         There have been no significant changes in the internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
         --------------------------------------------------------------

(a)      Documents filed as part of this report:

(1)      Financial Statements

         Reference is made to the Index to Consolidated Financial Statements appearing at Item 8, which is incorporated herein by reference.

(2)      Financial Statement Schedule

         The following financial statement schedule for the years ended December 31, 2002, 2001, and 2000 is submitted herewith:

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

(3)      Exhibits

         An index to the exhibits required to be listed under this Item 15(a)
         (3) follows the "Signatures" section hereof and is incorporated herein by reference.

(a)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              JORDAN INDUSTRIES, INC.


                                              By   /s/ John W. Jordan II
                                                  -----------------------
                                                  John W. Jordan II
Dated:            March 31, 2003                  Chief Executive Officer

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                              By  /s/ John W. Jordan II
                                                 -----------------------
                                                 John W. Jordan, II
Dated:            March 31, 2003                 Chairman of the Board of
                                                 Directors and Chief
                                                 Executive Officer








                                              By   /s/ Thomas H. Quinn
                                                  -----------------------
                                                  Thomas H. Quinn
Dated:            March 31, 2003                  Director, President and
                                                  Chief Operating Officer

                                              By   /s/ Jonathan F. Boucher
                                                  -----------------------
                                                  Jonathan F. Boucher
Dated:            March 31, 2003                  Director, Vice President,
                                                  and Assistant Secretary








                                              By   /s/ G. Robert Fisher
                                                  -----------------------
                                                  G. Robert Fisher
Dated:            March 31, 2003                  Director, General Counsel
                                                  and Secretary








                                              By   /s/ David W. Zalaznick
                                                  -----------------------
                                                  David W. Zalaznick
Dated:            March 31, 2003                  Director








                                              By   /s/ Joseph S. Steinberg
                                                  -----------------------
                                                  Joseph S. Steinberg
Dated:            March 31, 2003                  Director








                                              By   /s/ Thomas C. Spielberger
                                                  -----------------------
                                                  Thomas C. Spielberger
Dated:            March 31, 2003                  Sr. Vice President,
                                                  Finance and Accounting
                                                  (Principal Financial Officer)

                                   CERTIFICATE

I, John W. Jordan II, certify that:

1)   I have reviewed this annual report on Form 10-K of Jordan Industries, Inc;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003                                 /s/  John W. Jordan II
                                                      ------------------------
                                                      Name: John W. Jordan II
                                                      Title: Chairman and CEO

                                   CERTIFICATE

I, Thomas C. Spielberger, certify that:

1.   I have reviewed this annual report on Form 10-K of Jordan Industries, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003                         /s/  Thomas C. Spielberger
                                              ----------------------------
                                              Name: Thomas C. Spielberger
                                              Title: SVP, Finance & Accounting
                                              Principal Financial Officer



                                                                                                Schedule II


                                            JORDAN INDUSTRIES, INC.
                                       VALUATION AND QUALIFYING ACCOUNTS
                                            (dollars in thousands)



                                                                     Uncollectible
                                                       Additions       balances
                                        Balance at     charged to     written off                  Balance at
                                        beginning       cost and         net of                      end of
                                        of period       expenses       recoveries       Other        period
                                        ---------       --------       ----------       -----        ------
December 31, 2000:

Allowance for doubtful accounts           $2,809         2,849           (1,178)         (96)        $4,384

December 31, 2001:

Allowance for doubtful accounts           $4,384         2,720           (2,419)        (188)        $4,497

December 31, 2002:

Allowance for doubtful accounts           $4,497         4,583           (2,449)         (71)        $6,560


                                  EXHIBIT INDEX
                                  -------------

2(a) 4      --Agreement and Plan of Merger between Thos. D. Murphy Company and Shaw-Barton, Inc.
2(b) 5      --Asset Purchase  Agreement between Alma Piston Company and Alma
              Products  Holdings,  Inc. dated as of February 26, 1999.
3(a) 1      --Articles of Incorporation of the Registrant.
3(b) 1      --By-Laws of the Registrant.
4(a) 8      --Series C and Series D 10 3/8% Senior Notes Indenture, dated
              March 22, 1999, between Jordan Industries, Inc. and U.S. Bank Trust National Association.
4(b) 7      --Series A and Series B 10 3/8% Senior Notes Indenture, dated
              July 25, 1997, between Jordan Industries, Inc. and First Trust National Association, as Trustee.
4(c) 8      --First Supplemental Indenture, dated March 9, 1999, between
              Jordan Industries, Inc. and U.S. Bank & Trust Company f/k/a First Trust National Association, as Trustee, to the 10 3/8% Senior Notes Indenture, dated July 25, 1997.
4(d) 7      --Series A and Series B 11 3/4% Senior Subordinated Discount
              Debentures Indenture, dated April 2, 1997, between Jordan Industries, Inc. and First Trust National Association, as Trustee.
4(e) 7      --First Supplemental Indenture, dated as of July 25, 1997, between Jordan Industries, Inc. and First Trust National Association, as Trustee, to the 11 3/4% Senior Subordinated Discount Debentures Indenture, dated as of April 2, 1997.
4(f) 8      --Second Supplemental Indenture, dated as of March 9, 1999, between Jordan Industries, Inc. and First Trust National Association, as Trustee, to the 11 3/4% Senior Subordinated Discount Debentures Indenture, dated as of April 2, 1997.
4(g) 8      --Global Series D Senior Note.
4(h) 7      --Global Series B Senior Note.
4(i) 7      --Global Series B Senior Subordinated Discount Debenture.
4(j) 11     --Indenture, dated November 7, 1996, between Kinetek, Inc. and
              Fleet National Bank.
4(k) 12     --First Supplemental Indenture, dated December 17, 1997, between
              Kinetek, Inc. and State Street Bank and Trust Company, as
              Trustee.
4(l) 12     --Indenture, dated December 17, 1997, between Kinetek, Inc. and
              State Street Bank and Trust Company, as Trustee.
4(m) 13     --5% Indenture, dated as of April 12, 2002, among Kinetek
              Industries, Inc., U.S. Bank National Association, as Trustee and the Guarantors listed therein.
10(a) 1     --Stockholders Agreement, dated as of June 1, 1988, by and among the Registrant's holders of Common Stock.
10(b) 1     --Employment Agreement, dated as of February 25, 1988, between the Registrant and Thomas H. Quinn.
10(c) 1     --Restricted Stock Agreement, dated February 25, 1988, between the Registrant and Jonathan F. Boucher.
10(d) 1     --Restricted Stock Agreement, dated February 25, 1988, between the Registrant and Jack R. Lowden.
10(e) 1     --Restricted Stock Agreement, dated February 25, 1988, between the
              Registrant and Thomas H. Quinn.
10(f) 1     --Stock Purchase Agreement, dated June 1, 1988, between Leucadia
              Investors, Inc. and John W. Jordan, II.
10(g) 1     --Zero Coupon Note, dated June 1, 1988, issued by John W.
              Jordan, II to Leucadia Investors, Inc.
10(h) 1     --Pledge, Security and Assignment Agreement, dated June 1, 1988 by John W. Jordan, II.
10(i) *     --Amended and Restated  Non-Negotiable  Subordinated  Note,
              dated as of June 30, 2002,  issued by Pamco Printed
              Tape and Label (f/k/a Pamco Holdings, Inc.) in the initial principal amount of $6,112,501.

10(j) 2,14  --Tax Sharing Agreement, dated as of June 29, 1994, among the
              Company and the subsidiaries signatory thereto.
10(k) 7,2   --Properties Services Agreement, dated as of July 25, 1997, between Jordan Industries, Inc. and its subsidiaries.
10(l) 7,2   --Transition Agreement, dated as of July 25, 1997, between Jordan
              Industries, Inc. and Motors & Gears, Inc.
10(m) 7     --New TJC Management Consulting  Agreement,  dated as of July 25,
              1997, between TJC Management Corp. and Jordan Industries, Inc.
10(n) 7     --Termination Agreement, dated as of July 25, 1997, between
              Jordan Industries, Inc. and its subsidiaries.
10(o) 7,15  --Form of Indemnification Agreement between Jordan Industries,
              Inc. and its subsidiaries and their directors.
10(p) 14    --Non-Negotiable Subordinated Note, dated as of February 11,
              1998, issued by Deflecto (f/k/a Deflecto Holdings, Inc.) in the initial principal amount of $5,000,000.
10(q) 14    --Non-Negotiable Subordinated Note, dated as of February 27,
              1998, issued by Rolite (f/k/a Rolite Holdings, Inc.) in the initial principal amount of $900,000.
10(r) 14    --Non-Negotiable Subordinated Note, dated as of June 2, 2000, issued by Instachange (f/k/a IDL Holdings Limited) in the initial principal amount of $3,714,285 (Canadian Dollars).
10(s) 2,14  --Management Consulting Agreement, dated as of August 10, 2001, among JII, Inc. and the subsidiaries signatory thereto.
10(t) 2,14  --Transaction Advisory Agreement, dated as of August 10, 2001, among JII, Inc. and the subsidiaries signatory thereto.
10(u) 9     --Loan and Security Agreement, dated as of August 16, 2001, among
              JII, Inc. as borrower, the Company as parent guarantor, the subsidiaries signatory thereto as subsidiary guarantors, Congress Financial Corporation (Central) as agent and First Union Bank as lender.
10(v) 2,14  --Intercompany Loan Agreement, dated as of August 16, 2001, among
              JII, Inc. and the subsidiaries signatory thereto, and accompanying Demand Notes.
10(w) 10    --Loan and Security Agreement, dated as of December 18, 2001, among Kinetek Industries, Inc. as borrower, Kinetek, Inc. as parent guarantor, the subsidiaries signatory thereto as borrowers or subsidiary guarantors and Fleet Capital Corporation as agent.
10(x) 10    --Management Consulting Agreement, dated as of December 14, 2001, among the Company, Motors and Gears Holdings, Inc. and the subsidiaries signatory thereto.
10(y) 10    --Transaction Advisory Agreement, dated as of December 14, 2001, among the Company, Motors and Gears Holdings, Inc. and the subsidiaries signatory thereto.
10(z) 10    --Properties Services Agreement, dated as of December 14, 2001, among JI Properties, Inc., Motors and Gears Holdings, Inc. and the subsidiaries signatory thereto.
10(aa) 10   --Agreement to Join in the Filing of Consolidated Income Tax
              Returns, dated as of December 14, 2001, among the Company, Motors and Gears Holdings, Inc. and the subsidiaries signatory thereto.
10(bb) 11   --Merkle-Korff Industries, Inc. Non-Negotiable Subordinated Note
              in the principal aggregate amount of $5,000,000 payable to John
              D. Simms Revocable Trust Under Agreement.
10(cc) 12   --Electrical Design and Control Company, Inc. Non-Negotiable
              Subordinated Note in the principal aggregate amount of $1,333,333 payable to Tina Levire.
10(dd) 12   --Electrical Design and Control Company, Inc. Non-Negotiable
              Subordinated Note in the principal aggregate amount of $1,333,333 payable to Marta Monson.
10(ee) 12   --Electrical Design and Control Company, Inc. Non-Negotiable
              Subordinated Note in the principal aggregate amount of $1,333,334 payable to Eric Monson.
12 *        --Statements re. Computation of Ratios.
21 *        --Subsidiaries of the Registrant.

1           Incorporated by reference to the Company's Registration Statement on Form S-1 (no. 33-24317)
2           The Company entered into Inter-company Demand Notes,
            Inter-company Management Consulting Agreements, Inter-company
            Transaction Advisory Agreements, Inter-company Properties
            Services Agreements and Inter-company Tax Sharing Agreements with each subsidiary not a signatory to the agreements
            incorporated by reference in this report, which are identical in all material respects with the notes and agreements
            incorporated by reference in this Report. Copies of such
            additional notes and agreements have therefore not been
            included as exhibits to this filing, in accordance with
            Instruction 2 to Item 601 of Regulation S-K.
3           Incorporated by reference to the Company's 1988 Form 10-K.
4           Incorporated by reference to the Company's 1989 First Quarter
            Form 10-Q.
5           Incorporated by reference to the Company's Form 8-K filed
            April 1, 1999.
6           Incorporated by reference to the Company's 1990 Third Quarter
            Form 10-Q.
7           Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-34529) filed September 9, 1997.
8           Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-77667) filed May 4, 1999.
9           Incorporated by reference to the Company's Form 8-K filed
            August 31, 2001.
10          Incorporated by reference to the 2001 Form 10-K of Kinetek, Inc.
            filed March 28, 2002.
11          Incorporated by reference to the 1996 Form S-4 Registration
            Statement of Kinetek, Inc.
12          Incorporated by reference to the 1998 Form S-4 Registration
            Statement of Kinetek, Inc.
13          Incorporated by reference to the 8-K of Kinetek, Inc., dated
            May 8, 2002.
14          Incorporated by reference to the Company's 2001 Form 10-K.
15          The form of indemnification agreement was entered into with all of the Company's directors and is identical in all material respects with the form included. Copies of the additional indemnification agreements have therefore not been included as exhibits to this filing, in accordance with Instruction 2 to
            Item 601 of Regulation S-K.

*           Filed herewith.