Form 10-Q
period 2003-03-31
JORDAN INDUSTRIES INC
filed 2003-05-13
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            -----------------------


                                   FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2003               Commission File Number 33-24317


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

                    Yes     X                  No
                         -------                   -------

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    Yes                        No      X
                         -------                   -------


       The number of shares outstanding of Registrant's Common Stock as of May 13, 2003: 98,501.0004.

                            JORDAN INDUSTRIES, INC.

                                     INDEX


Part I.                                                                Page No.
-------                                                                --------
    Condensed Consolidated Balance Sheets at March 31, 2003
    (Unaudited) and December 31, 2002                                     3

    Condensed Consolidated Statements of Operations for the
    Three Months Ended March 31, 2003 and 2002 (Unaudited)                4

    Condensed Consolidated Statements of Cash Flows for
    the Three Months Ended March 31, 2003 and 2002 (Unaudited)            5

    Notes to Condensed Consolidated Financial Statements (Unaudited)      6

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations                         8


Part II.
--------
    Other Information                                                    13

    Signatures                                                           14

    Officer Certificates                                                 15

                                        3


                              JORDAN INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                           March 31,        December 31,
                                                             2003               2002
                                                           --------           --------
                                                          (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                 $25,264            $20,109
  Accounts receivable, net                                  119,501            109,101
  Inventories                                               142,601            130,453
  Income tax receivable                                       3,745              3,745
  Prepaid expenses and other current assets                  28,498             25,857
                                                           --------           --------
    Total Current Assets                                    319,609            289,265

Property, plant and equipment, net                          100,091            101,907
Investments in and advances to affiliates                    44,885             42,353
Goodwill, net                                               246,151            245,351
Other assets                                                 29,037             30,368
                                                           --------           --------
    Total Assets                                           $739,773           $709,244
                                                           ========           ========

LIABILITIES AND SHAREHOLDER'S EQUITY (NET
CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                                          $68,383            $58,631
  Accrued liabilities                                        81,155             78,582
  Advance deposits                                            2,995              1,420
  Current portion of long-term debt                          28,786             34,893
                                                           --------           --------
    Total Current Liabilities                               181,319            173,526

Long-term debt, less current portion                        738,695            715,516
Other non-current liabilities                                14,818             14,484
Deferred income taxes                                         4,415              2,904
Minority interest                                               217                278
Preferred stock                                               2,389              2,342

Shareholder's Equity (net capital deficiency):
  Common stock $.01 par value: 100,000 shares
   authorized and 98,501 shares issued and
   outstanding                                                    1                  1
  Additional paid-in capital                                  2,116              2,116
  Accumulated other comprehensive loss                       (6,205)           (11,877)
  Accumulated deficit                                      (197,992)          (190,046)
                                                           ---------          ---------
    Total Shareholder's Equity (net capital
     deficiency)                                           (202,080)          (199,806)
                                                           ---------          ---------
    Total Liabilities and Shareholder's
     Equity (net capital deficiency)                       $739,773           $709,244
                                                           ========           ========


See accompanying notes to condensed consolidated financial statements.

                            JORDAN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                       THREE MONTHS ENDED
                                                            March 31,
                                                       ------------------
                                                       2003          2002
                                                       ----          ----

Net sales                                            $169,707       $165,492
Cost of sales, excluding
 depreciation                                         111,755        105,129

Selling, general and
 administrative expenses,
 excluding depreciation                                40,390         41,424
Depreciation                                            5,598          5,345
Amortization of goodwill
 and other intangibles                                     61            295
Management fees and other                                (246)           613
                                                     ---------      ---------

Operating income                                       12,149         12,686

Other (income) expenses:
  Interest expense                                     20,753         23,183
  Interest income                                        (267)           (86)
  Other                                                (3,393)            69
                                                     ---------      ---------
                                                       17,093         23,166
Loss before income taxes, minority
 interest and cumulative effect of
 change in accounting principle                        (4,944)       (10,480)
Provision (benefit) for income taxes                    3,016         (1,385)
                                                     ---------      ---------
Loss before minority interest and
 cumulative effect of change in
 accounting principle                                  (7,960)        (9,095)
Minority interest                                         (61)            45
                                                     ---------      ---------
Loss before cumulative effect of
 change in accounting principle                        (7,899)        (9,140)
Cumulative effect of change in
 accounting principle, net of tax                           -         87,065
                                                     ---------      ---------
Net loss                                              $(7,899)      $(96,205)
                                                     =========      =========


See accompanying notes to condensed consolidated financial statements.

                                        5

                            JORDAN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                  THREE MONTHS ENDED
                                                                       March 31,
                                                                  ------------------
                                                                  2003          2002
                                                                  ----          ----

Cash flows from operating activities:
 Net loss                                                     $ (7,899)      $(96,205)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Cumulative effect of accounting change                           -         87,065
    Depreciation and amortization                                5,659          5,640
    Amortization of deferred financing fees                      1,543          1,440
    Minority interest                                              (61)            45
    Non-cash interest                                                -          5,938
    Gain on disposal of fixed assets                            (3,725)             -
    Other                                                           63              -
    Changes in operating assets and liabilities:
      Increase in current assets                               (25,189)       (12,174)
      Increase (decrease) in current liabilities                13,900         (1,921)
      Increase in non-current assets                            (2,789)          (237)
      Increase in non-current liabilities                        1,845            860
                                                              ---------       --------
        Net cash used in operating activities                  (16,653)        (9,549)


Cash flows from investing activities:
  Proceeds from sale of fixed assets                             3,744            100
  Capital expenditures                                          (3,220)        (2,285)
  Additional purchase price payments                                 -           (574)
  Other                                                              -           (100)
                                                              ---------       --------
         Net cash provided by (used in) investing
          activities                                               524         (2,859)

Cash flows from financing activities:
  Proceeds from revolving credit facilities, net                23,423         12,270
  Repayment of long-term debt                                   (7,245)        (3,242)
  Proceeds from other borrowings                                   602              -
  Other                                                            180             (4)
                                                              ---------       --------
        Net cash provided by financing
          activities                                            16,960          9,024

Effect of exchange rate changes on cash                          4,324         (1,051)
                                                              ---------       --------
Net increase (decrease) in cash and cash equivalents             5,155         (4,435)
Cash and cash equivalents at beginning of period                20,109         26,050
                                                              ---------       --------
Cash and cash equivalents at end of period                    $ 25,264        $21,615
                                                              =========       ========


See accompanying notes to condensed consolidated financial statements.

                            JORDAN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

A.  Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and are of a normal recurring nature, should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2002, which are included in the Company's Annual Report filed on Form 10-K for such year (the "2002 10-K"). Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B.  Goodwill Impairment

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, and recorded a non-cash pretax goodwill impairment charge of $108,595 ($87,065 after-tax), which was recorded as a cumulative effect of a change in accounting principle in the Company's consolidated statements of operations.

C.  Inventories

Inventories are summarized as follows:

                                                March 31,         December 31,
                                                  2003               2002
                                              ------------       ------------

       Raw materials                            $53,241           $ 52,450
       Work-in-process                           27,487             20,417
       Finished goods                            61,873             57,586
                                               --------           --------
                                               $142,601           $130,453
                                               ========           ========

D.  Comprehensive Income (Loss)

Total comprehensive income (loss) for the three months ended March 31, 2003 and 2002 is as follows:

                                             Three Months ended
                                                  March 31,
                                            --------------------
                                            2003            2002
                                            ----            ----
Net loss                                  $(7,899)       $(96,205)
Foreign currency translation                5,672          (2,451)
                                           ------        ---------
Comprehensive loss                        $(2,227)       $(98,656)
                                          ========       =========

E.  Sale of Subsidiaries

Effective on January 1, 2002, the Company sold its subsidiary, Flavorsource, Inc, ("Flavorsource") to Flavor & Fragrance Group Holdings, Inc. ("FFG") for a $10,100 note. FFG's Chief Executive Officer is Mr. Quinn, and its stockholders include Mr. Jordan, Mr. Quinn, Mr. Zalaznick, and Mr. Boucher, who are directors and stockholders of the Company, as well as other partners, principals, and associates of The Jordan Company, who are also stockholders of the Company. As the transaction was among entities under common control, the difference between the note received and the net assets of Flavorsource of $473 was reflected as a credit to retained earnings in the first quarter of 2002. Flavorsource is a developer and compounder of flavors for use in beverages of all kinds, including coffee, tea, juices, and cordials, as well as bakery products and ice cream and dairy products. Flavorsource was part of the Consumer & Industrial Products segment prior to its disposal.

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

The Company also has a deferred purchase price agreement relating to its acquisition of Teleflow in July 1999. The agreement is based upon Teleflow achieving certain agreed upon earnings before interest, taxes, depreciation, and amortization for each year through the year ended December 31, 2002. The Company paid $750, $328 and $260 related to this agreement in April 2003, 2002 and 2001, respectively.

The Company has a contingent purchase price agreement relating to its acquisition of Deflecto in 1998. The agreement is based on Deflecto achieving certain earnings before interest and taxes and is payable on April 30, 2008. If Deflecto is sold prior to April 30, 2008, the agreement is payable 120 days after the transaction.

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

G.  Business Segment Information

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 2002 consolidated financial statements with respect to segmentation or the measurement of segment profit or loss.

H.  Income taxes

The provision (benefit) for income taxes differs from the amount of income tax benefit computed by applying the United States federal income tax rate to loss before income taxes, minority interest, and cumulative effect of change in accounting principle. A reconciliation of the differences is as follows:


                                             Three Months ended     Three Months ended
                                               March 31, 2003         March 31, 2002
                                             ------------------     ------------------
Computed statutory tax benefit                     $(1,730)               $(3,668)
Increase (decrease) resulting from:
    Increase in valuation allowance                  4,252                  1,856
    Disallowed meals and entertainment                  82                    112
    State and local tax and other                      412                    315
                                                   -------                --------
Provision (benefit) for income taxes                $3,016                $(1,385)
                                                   =======                ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2002 10-K and the financial statements and the related notes thereto.

Results of Operations

Summarized below are the net sales, operating income (loss) and operating margins (as defined) for each of the Company's business segments for the three month periods ended March 31, 2003 and 2002. This discussion reviews the following segment data and certain of the consolidated financial data for the Company.

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                      2003            2002
                                                      ----            ----
Net Sales:
Specialty Printing and Labeling                     $20,241         $19,774
Jordan Specialty Plastics                            27,865          25,173
Jordan Auto Aftermarket                              36,622          38,180
Kinetek                                              71,252          68,198
Consumer and Industrial Products                     13,727          14,167
                                                   --------        --------
   Total                                           $169,707        $165,492
                                                   ========        ========

Operating Income (Loss):
Specialty Printing and Labeling                       $(418)          $(974)
Jordan Specialty Plastics                             1,755           1,870
Jordan Auto Aftermarket                               3,352           5,256
Kinetek                                               8,808           9,715
Consumer and Industrial Products                       (969)         (1,134)
                                                   --------        --------
   Total(a)                                        $ 12,528        $ 14,733
                                                   ========        ========

Operating Margin(b)
Specialty Printing and Labeling                       (2.1)%          (4.9)%
Jordan Specialty Plastics                              6.3%            7.4%
Jordan Auto Aftermarket                                9.2%           13.8%
Kinetek                                               12.4%           14.3%
Consumer and Industrial Products                      (7.1)%          (8.0)%
   Total(b)                                            7.4%            8.9%

---------------------
(a) Before corporate overhead of $379 and $2,047 for the three months ended March 31, 2003 and 2002, respectively.

(b) Operating margin is operating income (loss) divided by net sales.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

       Specialty Printing and Labeling. As of March 31, 2003, the Specialty Printing and Labeling group ("SPL") consisted of JII Promotions, Valmark, Pamco, and Seaboard.

Net sales for the three months ended March 31, 2003 increased $0.5 million, or 2.4%, over the same period in 2002. This increase was primarily due to higher sales of calendars, school annuals, and ad specialties at JII Promotions, $0.2 million, $0.2 million, and $0.3 million, respectively, increased sales of membrane switches at Valmark, $0.1 million, and higher sales of labels at Pamco, $0.3 million. These increases were partially offset by lower sales of screen-printed products and rollstock at Valmark, $0.3 million and $0.1 million, respectively, and decreased sales of folding boxes at Seaboard, $0.2 million.

Operating loss for the three months ended March 31, 2003 decreased $0.6 million, or 57.1%, from the same period in 2002. Operating loss decreased at JII Promotions and Valmark, $0.1 million each, and operating income increased at Pamco and Seaboard, $0.2 million each. Operating income increases at all of the SPL companies are the result of various cost cutting and efficiency initiatives.

       Jordan Specialty Plastics. As of March 31, 2003, the Jordan Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales for the three months ended March 31, 2003 increased $2.7 million, or 10.7%, over the same period in 2002. This increase was primarily due to higher sales of plastic hospital supplies at Sate-Lite, $0.4 million, and increased sales of hardware and office products at Deflecto, $1.9 million, and $1.5 million, respectively. Partially offsetting these increases were lower sales of Tilt Bins, bike reflectors and other miscellaneous products at Sate-Lite, $0.4 million, $0.1 million, and $0.3 million, respectively, and decreased sales of injection-molded products at Beemak, $0.3 million.

Operating income for the three months ended March 31, 2003 decreased $0.1 million, or 6.2%, from the same period in 2002. Operating income decreased at Beemak and Deflecto, $0.3 million and $0.1 million, respectively, while operating loss decreased at Sate-Lite $0.3 million. Decreased operating income at Deflecto and Beemak are due to pricing pressures on their raw materials including resins and acrylic. The decrease in operating loss at Sate-Lite is due to cost cutting measures and ongoing headcount reductions.

       Jordan Auto Aftermarket. As of March 31, 2003, the Jordan Auto Aftermarket group ("JAAI") consisted of Dacco, Alma and Atco.

Net sales for the three months ended March 31, 2003 decreased $1.6 million, or 4.1%, from the same period in 2002. This decrease was primarily due to lower sales of remanufactured torque converters and other soft parts at Dacco and decreased sales of drive trains at Alma. Partially offsetting these decreases were higher sales of driers and accumulators and steel fittings at Atco.

Operating income for the three months ended March 31, 2003 decreased $1.9 million, or 36.2%, from the same period in 2002. This decrease was primarily due to lower operating income at Dacco and Alma, partially offset by increased operating income at Atco and lower corporate expenses. Operating income at Dacco and Alma was down due to the decreased sales discussed above, while operating income at Atco benefited from increased sales of driers, accumulators and fittings.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

       Kinetek. As of March 31, 2003, the Kinetek group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control, Advanced DC and DeSheng.

Net sales for the three months ended March 31, 2003 increased $3.1 million, or 4.5% from the same period in 2002. Sales in Kinetek's motors segment increased $2.9 million, or 6.0% for the quarter. Sales of subfractional motor products increased 7.3%, led by strong demand for general business motor products (such as those used in restaurant, lottery and medical applications). Sales of fractional and integral motor products increased 5.1%, driven by the addition of sales from DeSheng ($2.3 million), and by the impact of Euro currency translation on sales by FIR. These increases in sales of fractional and integral motor products were partially offset by lower demand for products sold in the U.S., principally for those used in material handling and golf car end markets. Demand for products in the U.S. floor care market and all markets in Europe was essentially flat with the first quarter of 2002. Sales in Kinetek's controls segment increased $0.2 million, or 0.8%, over 2002 results. This resulted from a $0.6 million increase in sales of conveyor controls driven by share market gains, offset by a $0.4 million decrease in sales of elevator controls due to general market sluggishness.

Total operating income for the first quarter of 2003 declined $0.9 million, or 9.3%, from the same quarter of the previous year. This decrease was primarily due to lower operating income in the motors segment, $0.2 million, or 1.7% below the same period in 2002, and increased corporate expenses. Operating income for the controls segment was $2.7 million, which was $0.1 million, or 4.3% higher than in 2002's first quarter. The decline in operating income was due to lower gross margins at Kinetek's DeSheng subsidiary where profitability is much lower than at Kinetek's other businesses. This decline in gross margin was partially offset by modestly lower operating expenses throughout Kinetek's subsidiaries.

       Consumer and Industrial Products. As of March 31, 2003, the Consumer and Industrial Products group consisted of Cape, Welcome Home, Cho-Pat, and GramTel.

Net sales for the three months ended March 31, 2003 decreased $0.4 million, or 3.1%, from the same period in 2002. This decrease was primarily due to lower retail sales at Welcome Home, $0.1 million, the divestiture of ISMI in December 2002, $0.4 million, and the shutdown of Online Environs in September 2002, $0.2 million. Partially offsetting these decreases were higher sales of home accessories at Cape, $0.1 million, and increased sales of data storage and disaster recovery services at GramTel, $0.2 million.

Operating loss for the three months ended March 31, 2003 decreased $0.2 million, or 14.6%, from the same period in 2002. This decrease was primarily due to a decrease in operating loss at GramTel, $0.1 million, and the shutdown of Online Environs, which generated a $0.2 million operating loss in the first quarter of 2002. Partially offsetting these increases was lower operating income at Cape, $0.1 million.

Consolidated Results:  (See Condensed Consolidated Statement of Operations).

Net sales for the three months ended March 31, 2003 increased $4.2 million, or 2.6%, over the same period in 2002. This increase was due to higher sales of ad specialties at JII Promotions, labels at Pamco, plastic hospital supplies at Sate-Lite, hardware and office products at Deflecto, driers and accumulators at Atco, motors and controls at Kinetek, and data storage and

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

disaster recovery services at GramTel. Partially offsetting these increases were lower sales of screen-printed products at Valmark, folding boxes at Seaboard, Tilt Bins at Sate-Lite, injection-molded products at Beemak, and remanufactured torque converters and drive trains at JAAI. In addition, sales decreased due to the divestiture of ISMI in December 2002 and the shutdown of Online Environs in September 2002.

Operating income for the three months ended March 31, 2003 decreased $0.5 million, or 4.2%, from the same period in 2002. This decrease was due to pricing pressures on raw materials at Deflecto and Beemak, lower sales at Dacco and Alma, and lower gross margins at Kinetek's DeSheng subsidiary. Partially offsetting these decreases were cost cutting and efficiency initiatives at SPL, ongoing headcount reductions at Sate-Lite, increased sales at Atco, lower operating expenses at various Kinetek subsidiaries and lower corporate expenses. In addition, operating income benefited from the shutdown of Online Environs, as mentioned above.

       Liquidity and Capital Resources.

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion.

The Company had approximately $138.3 million of working capital at March 31, 2003 compared to approximately $115.7 million at the end of 2002.

Operating activities. Net cash used in operating activities for the three months ended March 31, 2003 was $16.7 million compared to net cash used in operating activities of $9.5 million during the same period in 2002. The increase in cash used is primarily due to unfavorable working capital variances compared with the same period in 2002.

Investing activities. Net cash provided by investing activities for the three months ended March 31, 2003 was $0.5 million compared to net cash used in investing activities of $2.9 million during the same period in 2002. The decrease in cash used is primarily due to the proceeds from the sale of fixed assets in the current year.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2003 was $17.0 million compared to net cash provided by financing activities of $9.0 million during the same period in 2002. This change is primarily due to net revolver borrowings of $23.4 million in the current year as compared to $12.3 million in the prior year, partially offset by the increase in repayment of long-term debt in the current year of $4.0 million.

The Company is party to two credit agreements under which the Company is able to borrow up to $145.0 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature in 2005 and 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of May 13, 2003, the Company had approximately $30.8 million of available funds under these arrangements.

The Company may, from time to time, use cash, including cash generated from borrowings under its credit agreement, to purchase either its 11 3/4% Senior Subordinated Discount Debentures due 2009 or its 10 3/8% Senior Notes due 2007, or any combination thereof, through open market purchases, privately

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

negotiated purchases or exchanges, tender offers, redemptions or otherwise, and may, from time to time, pursue various refinancing or financial restructurings, including pursuant to current solicitations and waivers involving those securities, in each case, without public announcement or prior notice to the holders thereof, and if initiated or commenced, such purchases or offers to purchase may be discontinued at any time.

The Company's aggregate business has a certain degree of seasonality. JII Promotions and Welcome Home's sales are somewhat stronger toward year-end due to the nature of their products. Calendars at JII Promotions have an annual cycle and home furnishings and accessories at Welcome Home are popular holiday gifts.

Quantitative And Qualitative Disclosures About Market Risks

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At March 31, 2003, the Company had $60.7 million of variable rate debt outstanding. A one percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.6 million. The Company does not believe that its market risk financial instruments on March 31, 2003 would have a material effect on future operations or cash flows.

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.

Controls and Procedures

The Company's CEO and CFO have concluded, based on an evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

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


                                              JORDAN INDUSTRIES, INC.



May 13, 2003                                  By:  /s/ Thomas C. Spielberger
                                                   -------------------------
                                                   Thomas C. Spielberger
                                                   Senior Vice President,
                                                   Chief Financial Officer

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



Date: May 13, 2003
                                                   /s/ John W. Jordan II
                                                   ---------------------------
                                                   Name: John W. Jordan II
                                                   Title: Chairman and CEO

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



Date: May 13, 2003
                                              /s/ Thomas C. Spielberger
                                              ---------------------------
                                              Name: Thomas C. Spielberger
                                              Title: SVP, CFO