Form 10-Q
period 2003-06-30
JORDAN INDUSTRIES INC
filed 2003-08-13
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            -----------------------


                                   FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2003                Commission File Number 33-24317


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

                   Yes     X                  No
                        -------                   -------


       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).

                     Yes                      No    X
                         ------                  -------

       The number of shares outstanding of Registrant's Common Stock as of August 13, 2003: 98,501.0004.

                            JORDAN INDUSTRIES, INC.

                                     INDEX


Part I.                                                                 Page No.
------                                                                  -------
    Condensed Consolidated Balance Sheets at June 30, 2003
    (Unaudited) and December 31, 2002                                      3

    Condensed Consolidated Statements of Operations for the
    Three Months Ended June 30, 2003 and 2002 (Unaudited)
    and the Six Months Ended June 30, 2003 and 2002 (Unaudited)            4

    Condensed Consolidated Statements of Cash Flows for
    the Six Months Ended June 30, 2003 and 2002 (Unaudited)                5

    Notes to Condensed Consolidated Financial Statements (Unaudited)       6

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations                          9


Part II.

    Other Information                                                     15

    Signatures                                                            16

    Officer Certificates                                                  17

                                          3


                                  JORDAN INDUSTRIES, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                             (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                        June 30,         December 31,
                                                          2003               2002
                                                        --------         ------------
                                                       (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                              $21,936            $20,109
  Accounts receivable, net                               120,516            109,101
  Inventories                                            144,786            130,453
  Income tax receivable                                        -              3,745
  Prepaid expenses and other current assets               27,574             25,857
                                                        --------           --------
    Total Current Assets                                 314,812            289,265

Property, plant and equipment, net                        98,302            101,907
Investments in and advances to affiliates                 46,198             42,353
Goodwill, net                                            248,004            245,351
Other assets                                              27,553             30,368
                                                        --------           --------
    Total Assets                                        $734,869           $709,244
                                                        ========           ========

LIABILITIES AND SHAREHOLDER'S EQUITY (NET
CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                                       $69,722            $58,631
  Accrued liabilities                                     75,202             78,582
  Advance deposits                                         1,840              1,420
  Current portion of long-term debt                       16,680             34,893
                                                        --------           --------
    Total Current Liabilities                            163,444            173,526

Long-term debt, less current portion                     748,065            715,516
Other non-current liabilities                             14,925             14,484
Deferred income taxes                                      8,137              2,904
Minority interest                                            350                278
Preferred stock                                            2,437              2,342

Shareholder's Equity (net capital deficiency):
  Common stock $.01 par value: 100,000 shares
   authorized and 98,501 shares issued and
   outstanding                                                 1                  1
  Additional paid-in capital                               2,116              2,116
  Accumulated other comprehensive loss                    (4,161)           (11,877)
  Accumulated deficit                                   (200,445)          (190,046)
                                                        --------           --------
    Total Shareholder's Equity (net capital
     deficiency)                                        (202,489)          (199,806)
                                                        --------           --------
    Total Liabilities and Shareholder's
     Equity (net capital deficiency)                    $734,869           $709,244
                                                        ========           ========



See accompanying notes to condensed consolidated financial statements.



                                                4


                                      JORDAN INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)
                                 (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               June 30,                           June 30,
                                            ---------------                 ------------------
                                           2003          2002              2003            2002
                                          ------        ------            ------          ------

Net sales                               $188,680       $191,640          $358,387       $357,132
Cost of sales, excluding
                                         123,420        121,558           235,175        226,687
depreciation
Selling, general and
 administrative expenses,
 excluding depreciation                   42,782         43,251            83,172         84,675
Depreciation                               5,689          5,482            11,287         10,827
Amortization of goodwill
 and other intangibles                        37            489                98            784
Management fees and other                    546          7,823               300          8,436
                                        --------       --------          --------       --------

Operating income                          16,206         13,037            28,355         25,723

Other (income) expenses:
  Interest expense                        20,722         22,981            41,475         46,164
  Interest income                           (246)           (80)             (513)          (166)
  Gain on extinguishment of
    long-term debt                             -        (87,807)                -        (87,807)
  Other                                   (5,235)        (6,240)           (8,628)        (6,171)
                                        --------       --------          --------       --------
                                          15,241        (71,146)           32,334        (47,980)
                                        --------       --------          --------       --------
Income (loss) before income taxes,
 minority interest, and cumulative
 effect of change in accounting
 principle                                   965         84,183            (3,979)        73,703
Provision for income taxes                 3,237         31,683             6,253         30,298
                                        --------       --------          --------       --------
Income (loss) before minority
 interest and cumulative effect of
 change in accounting principle           (2,272)        52,500           (10,232)        43,405

Minority interest                            133             61                72            106
                                        --------       --------          --------       --------
Income (loss) before cumulative
 effect of change in accounting
 principle                                (2,405)        52,439           (10,304)        43,299
                                        --------        -------         ---------       --------
Cumulative effect of change in
 accounting principle, net of tax              -              -                 -         87,065
                                        --------       --------          --------       --------
Net income (loss)                        $(2,405)       $52,439          $(10,304)      $(43,766)
                                        ========       ========          ========       ========


See accompanying notes to condensed consolidated financial statements.



                                       5


                                 JORDAN INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                            (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                               SIX MONTHS ENDED
                                                                   June 30,
                                                              2003          2002
                                                             ------        ------

Cash flows from operating activities:
 Net loss                                                  $(10,304)      $(43,766)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Cumulative effect of accounting change                        -         87,065
    Gain on extinguishment of long-term debt                      -        (87,807)
    Depreciation and amortization                            11,385         11,611
    Amortization of deferred financing fees                   3,092          3,187
    Minority interest                                            72            106
    Non-cash interest                                            28          6,162
    Gain on disposal of fixed assets                         (3,774)             -
    Other                                                    (4,468)        (4,640)
    Changes in operating assets and liabilities:
      Increase in current assets                            (23,720)       (14,003)
      Increase in current liabilities                         8,824         37,719
      Increase in non-current assets                         (3,765)        (2,007)
      Increase in non-current liabilities                     5,674          1,253
                                                          ---------       --------
        Net cash used in operating activities               (16,956)        (5,120)


Cash flows from investing activities:
  Proceeds from sale of fixed assets                          3,861          1,790
  Capital expenditures                                       (6,436)        (6,633)
  Acquisitions of subsidiaries                                    -         (9,503)
  Additional purchase price payments                           (750)        (1,002)
  Net cash acquired in purchase of subsidiaries                   -            788
  Other                                                           -             57
                                                          ---------       --------
         Net cash used in investing activities               (3,325)       (14,503)

Cash flows from financing activities:
  Proceeds from revolving credit facilities, net             28,635         31,851
  Proceeds from issuance of long-term debt - Kinetek              -         20,456
  Repayment of long-term debt                               (11,886)        (4,515)
  Repurchase of Series A Debentures                               -        (31,193)
  Proceeds from other borrowings                                266              -
  Other                                                           -              -
                                                          ---------       --------
        Net cash provided by financing
          activities                                         17,015         16,599

Effect of exchange rate changes on cash                       5,093          1,115
                                                          ---------       --------
Net increase (decrease) in cash and cash equivalents          1,827         (1,909)
Cash and cash equivalents at beginning of period             20,109         26,050
                                                          ---------       --------
Cash and cash equivalents at end of period                  $21,936        $24,141
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

B.  Adoption of New Accounting Standards
----------------------------------------
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, and recorded a non-cash pretax goodwill impairment charge of $108,595 ($87,065 after-tax), which was recorded as a cumulative effect of a change in accounting principle in the Company's condensed consolidated statements of operations.

The Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on January 1, 2003. As a result of the adoption of SFAS 145, the gain recognized on the early extinguishment of debt in the second quarter of 2002, which was previously reported as an extraordinary item, has been reclassified and is now shown in other (income) expenses in the condensed consolidated statements of operations.

C.  Inventories
---------------
Inventories are summarized as follows:

                                                  June 30,         December 31,
                                                    2003              2002
                                                ------------      ------------

       Raw materials                              $ 52,052          $ 52,450
       Work-in-process                              27,472            20,417
       Finished goods                               65,262            57,586
                                                  --------          --------
                                                  $144,786          $130,453
                                                  ========          ========

D.  Comprehensive Income (Loss)
-------------------------------
Total comprehensive income (loss) for the quarters and six months ended June 30, 2003 and 2002 is as follows:

                                   Three Months ended       Six Months ended
                                        June 30,                 June 30,
                                  --------------------     -------------------
                                    2003        2002         2003       2002
                                  -------     --------      ------     ------

Net income (loss)                $(2,405)     $52,439     $(10,304)   $(43,766)
Foreign currency translation       2,044        3,166        7,716         715
                                  ------      -------      --------   ---------
Comprehensive income (loss)      $  (361)     $55,605     $ (2,588)   $(43,051)
                                 ========     =======     =========   =========

                            JORDAN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

E.  Additional Purchase Price Agreements
----------------------------------------
The Company had a deferred purchase price agreement relating to its acquisition of Yearntree in December 1999. The agreement was based on Yearntree achieving certain agreed upon cumulative net income before interest and taxes for the 24 months beginning January 1, 2000 and ending December 31, 2001. On March 8, 2002, the Company paid $574 related to the above agreement, which was recorded as an increase to goodwill.

The Company also has a deferred purchase price agreement relating to its acquisition of Teleflow in July 1999. The agreement is based upon Teleflow achieving certain agreed upon earnings before interest, taxes, depreciation, and amortization for each year through the year ended December 31, 2003. The Company paid $750, $328 and $260 related to this agreement in April 2003, 2002 and 2001, respectively. These payments were recorded as an increase to goodwill.

The Company has a contingent purchase price agreement relating to its acquisition of Deflecto in 1998. The agreement is based on Deflecto achieving certain earnings before interest and taxes and is payable on April 30, 2008. If Deflecto is sold prior to April 30, 2008, the agreement is payable 120 days after the transaction. Additional consideration, if any, will be recorded as an addition to goodwill.

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

F.  Business Segment Information
--------------------------------
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 2002 consolidated financial statements with respect to segmentation or the measurement of segment profit or loss.

G.  Income taxes
----------------
The provision for income taxes for the six months ended June 30, 2003 and 2002 differs from the amount of income tax (benefit) provision computed by applying the United States federal income tax rate to loss before income taxes, minority interest, and cumulative effect of change in accounting principle. A reconciliation of the differences is as follows:

                                           Six Months ended   Six Months ended
                                            June 30, 2003       June 30, 2002
                                            -------------       -------------
 Computed statutory tax (benefit)
  provision                                    $(1,393)             $25,796
 Increase (decrease) resulting from:
     Increase in valuation allowance             5,649                    -
     Disallowed meals and entertainment            299                  442
     State and local tax and other               1,698                4,060
                                               -------              -------

 Provision for income taxes                    $ 6,253              $30,298
                                               =======              =======

                            JORDAN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

The tax provision also includes a charge of approximately $2,796 to increase the valuation allowance related to deferred tax assets. As a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", and discontinuing amortization of goodwill for book purposes, the reversal of the temporary difference related to goodwill amortization for income tax purposes is indefinite and can no longer be utilized to offset deferred tax assets.


H.  Settlement of Litigation
----------------------------
The Company reached a settlement with the former shareholders of ED&C, a subsidiary of Kinetek, in which the Company received $1,150 in cash, and long-term debt of $3,850, plus accrued interest of $693, was extinguished. The settlement is included in other (income) expenses in the Company's condensed consolidated statements of operations.

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

Results of Operations
---------------------
Summarized below are the net sales, operating income (loss) and operating margins (as defined) for each of the Company's business segments for the quarters and six month periods ended June 30, 2003 and 2002. This discussion reviews the following segment data and certain of the consolidated financial data for the Company.

                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   June 30,                           June 30,
                                                ---------------                 ------------------
                                               2003          2002              2003            2002
                                              ------        ------            ------          ------

Net Sales:
Specialty Printing and Labeling             $ 27,634       $ 28,241          $ 47,875       $ 48,015
Jordan Specialty Plastics                     29,209         27,437            57,074         52,610
Jordan Auto Aftermarket                       44,580         45,722            81,202         83,902
Kinetek                                       71,940         74,243           143,192        142,441
Consumer and Industrial Products              15,317         15,997            29,044         30,164
                                            --------       --------          --------       --------
   Total                                    $188,680       $191,640          $358,387       $357,132
                                            ========       ========          ========       ========

Operating Income (Loss):
Specialty Printing and Labeling               $2,827         $2,971            $2,409         $1,997
Jordan Specialty Plastics                      1,766          2,440             3,521          4,310
Jordan Auto Aftermarket                        4,807          6,381             8,159         11,637
Kinetek                                        8,567         11,864            17,375         21,579
Consumer and Industrial Products                  15           (753)             (954)        (1,887)
                                            --------       --------          --------       --------
   Total(a)                                 $ 17,982        $22,903           $30,510        $37,636
                                            ========       ========          ========       ========

Operating Margin(b)
Specialty Printing and Labeling                10.2%          10.5%              5.0%           4.2%
Jordan Specialty Plastics                       6.1%           8.9%              6.2%           8.2%
Jordan Auto Aftermarket                        10.8%          14.0%             10.1%          13.9%
Kinetek                                        11.9%          16.0%             12.1%          15.2%
Consumer and Industrial Products                0.1%          (4.7)%            (3.3)%         (6.3)%
   Total                                        9.5%          12.0%              8.5%          10.5%


_________________
(a) Before corporate overhead of $1,776 and $9,866 for the three months ended
June 30, 2003 and 2002, respectively, and $2,155 and $11,913 for the six months ended June 30, 2003 and 2002, respectively.

(b) Operating margin is operating income (loss) divided by net sales.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

       Specialty Printing and Labeling. As of June 30, 2003, the Specialty Printing and Labeling group ("SPL") consisted of JII Promotions, Valmark, Pamco, and Seaboard.

Net sales for the three months ended June 30, 2003 decreased $0.6 million, or 2.2%, from the same period in 2002. This decrease was primarily due to lower sales of calendars at JII Promotions, $0.6 million, decreased sales of screen-printed products, rollstock, and membrane switches at Valmark, $0.4 million, $0.2 million, and $0.1 million, respectively, and lower sales of folding boxes at Seaboard, $0.6 million. Partially offsetting these decreases were higher sales of ad specialties at JII Promotions, $0.9 million and increased sales of labels at Pamco, $0.4 million. Net sales for the six months ended June 30, 2003 decreased $0.1 million, or 0.3%, from the same period in 2002. This decrease was primarily due to lower sales of calendars at JII Promotions, $0.4 million, screen-printed products and rollstock at Valmark, $0.7 million and $0.3 million, and lower sales of folding boxes at Seaboard, $0.8 million. Partially offsetting these decreases were higher sales of ad specialties and school annuals at JII Promotions, $1.2 million and $0.1 million, respectively, higher sales of membrane switches at Valmark, $0.1 million, and increased sales of labels at Pamco, $0.7 million.

Operating income for the three months ended June 30, 2003 decreased $0.1 million, or 4.9%, from the same period in 2002. Operating income decreased at JII Promotions, $0.4 million, while operating income increased at Valmark and Seaboard, $0.1 million each. In addition, corporate expenses decreased $0.1 million during the second quarter. Operating income for the six months ended June 30, 2003 increased $0.4 million, or 20.6%, over the same period in 2002. This increase was due to higher operating income at Valmark, $0.3 million, and Pamco and Seaboard, $0.2 million each. Operating income also increased due to lower corporate expenses, $0.1 million. Partially offsetting these increases was lower operating income at JII Promotions, $0.4 million. Operating income increases were the result of various cost cutting measures and efficiency initiatives, while the operating income decrease at JII Promotions was due to shifts in production schedules to more effectively use manufacturing resources during the year.

       Jordan Specialty Plastics. As of June 30, 2003, the Jordan Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales for the three months ended June 30, 2003 increased $1.8 million, or 6.5%, over the same period in 2002. This increase was primarily due to higher sales of hardware and office products at Deflecto, $1.7 million and $0.4 million, respectively, increased sales of plastic hospital supplies at Sate-Lite, $0.4 million, and higher sales of fabricated products at Beemak, $0.1 million. Partially offsetting these increases were lower sales of Tilt Bins and thermoplastic colorants at Sate-Lite, $0.4 million each. Net sales for the six months ended June 30, 2003 increased $4.5 million, or 8.5%, over the same period in 2002. This increase was primarily due to higher sales of hardware and office products at Deflecto, $3.6 million and $1.9 million, respectively, and increased sales of plastic hospital supplies at Sate-Lite, $0.8 million. Partially offsetting these increases were lower sales of truck and auto reflectors, Tilt Bins and thermoplastic colorants at Sate-Lite, $0.3 million, $0.8 million, and $0.4 million, respectively, and decreased sales of injection-molded products at Beemak, $0.3 million.

Operating income for the three months ended June 30, 2003 decreased $0.7 million, or 27.6%, from the same period in 2002. Operating income decreased at Deflecto and Beemak, $0.6 million and $0.2 million, respectively, while operating income increased at Sate-Lite, $0.1 million. Operating income

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

for the six months ended June 30, 2003 decreased $0.8 million, or 18.3%, from the same period in 2002. This decrease was due to lower operating income at Deflecto and Beemak, $0.8 million and $0.5 million, respectively. Partially offsetting these decreases was higher operating income at Sate-Lite, $0.5 million. Decreased operating income was the direct result of increased raw materials pricing including resins and acrylic. Increased operating income at Sate-Lite was the result of favorable overhead absorption on higher sales, as well as the implementation of various cost cutting measures and headcount reductions.

       Jordan Auto Aftermarket. As of June 30, 2003, the Jordan Auto Aftermarket group ("JAAI") consisted of Dacco, Alma and Atco.

Net sales for the three months ended June 30, 2003 decreased $1.1 million, or 2.5%, from the same period in 2002. This decrease was primarily due to lower sales of remanufactured torque converters and other soft parts at Dacco and decreased sales of drive trains at Alma. Partially offsetting these decreases were higher sales of driers and accumulators and steel fittings at Atco and increased sales of air conditioning compressors at Alma. Net sales for the six months ended June 30, 2003 decreased $2.7 million, or 3.2%, from the same period in 2002. Similarly to the quarter, this decrease was primarily due to lower sales of torque converters and other soft parts at Dacco and drive trains at Alma. Higher sales of air conditioning compressors at Alma and driers and accumulators and steel fittings at Atco helped to offset these decreases.

Operating income for the three months ended June 30, 2003 decreased $1.6 million, or 24.7%, from the same period in 2002. This decrease was due to lower operating income at both Dacco and Alma. Operating income for the six months ended June 30, 2003 decreased $3.5 million, or 29.9%, from the same period in 2002. This decrease was also due to lower operating income at Dacco and Alma, but was partially offset by higher operating income at Atco and decreased corporate expenses. Operating income decreased due to lower sales at Dacco as mentioned above, as well as increased pricing pressures due to the overall weak economy.

       Kinetek. As of June 30, 2003, the Kinetek group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control, Advanced DC and DeSheng.

Net sales for the three months ended June 30, 2003 decreased $2.3 million, or 3.1%, from the same period in 2002. Subfractional motor sales decreased 6.8%, driven by protracted weakness in the bottle and can vending market and reduced demand for refrigeration appliance motors. Sales of fractional/integral motors also decreased 2.9% in the second quarter due to lower sales of DC products used in material handling and golf car applications. Partially offsetting these decreased were higher sales in the controls segment, which increased 0.4% in the second quarter of 2003. This increase was the result of an improved elevator modernization market and market share gained in the automotive conveyer industry. Net sales for the six months ended June 30, 2003 increased $0.8 million, or 0.5%, over the same period in 2002. This increase was due to higher sales of fractional/integral motors, 0.9%, and increased sales of controls, 0.6%.

Operating income for the three months ended June 30, 2003 decreased $3.3 million, or 27.8%, from the same period in 2002. This was primarily due to lower operating income in the motors segment, which decreased 16.4%, while operating income in the controls segment decreased 5.9%. Operating income for the six months ended June 30, 2003 decreased $4.2 million, or 19.5%, from the same period in 2002. This decrease was due to lower operating income in

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

both the motors and controls segments, 9.9% and 0.7%, respectively. The decreases in operating income were primarily due to research and development costs related to new product introductions and increased corporate expenses.

       Consumer and Industrial Products. As of June 30, 2003, the Consumer and Industrial Products group consisted of Cape, Welcome Home, Cho-Pat, and GramTel.

Net sales for the three months ended June 30, 2003 decreased $0.7 million, or 4.3%, from the same period in 2002. This decrease was primarily due to lower sales of home accessories at Cape, $0.1 million, decreased retail sales at Welcome Home, $0.1 million, the divestiture of ISMI in December 2002, $0.4 million, and the shutdown of Online Environs in September 2002, $0.2 million. Partially offsetting these decreases were higher sales of data storage and disaster recovery services at GramTel, $0.1 million. Net sales for the six months ended June 30, 2003 decreased $1.1 million, or 3.7%, from the same period in 2002. These decreases were primarily due to lower retail sales at Welcome Home, $0.2 million, decreased sales of orthopedic supports at Cho-Pat, $0.1 million, the divestiture of ISMI, $0.8 million, and the shutdown of Online Environs, $0.3 million. Partially offsetting these decreases were higher sales at GramTel, $0.3 million.

Operating loss for the three months ended June 30, 2003 decreased $0.8 million from the same period in 2002. This decrease is primarily due to higher operating income at Cape, $0.2 million, and lower operating losses at Welcome Home and GramTel, $0.1 million each. In addition, operating loss decreased due to the divestiture of ISMI, $0.3 million, and the shutdown of Online Environs, $0.2 million, both of which generated an operating loss in the second quarter of 2002. Partially offsetting these decreases in operating loss was lower operating income at Cho-Pat, $0.1 million. Operating loss for the six months ended June 30, 2003 decreased $0.9 million, or 49.4%, from the same period in 2002. This decrease was primarily due to higher operating income at Cape, $0.1 million, lower operating losses at Welcome Home and GramTel, $0.1 million and $0.2 million, respectively, as well as the divestiture of ISMI, $0.2 million, and the shutdown of Online Environs, $0.3 million.

Consolidated Results:  (See Condensed Consolidated Statement of Operations).

Net sales for the three months ended June 30, 2003 decreased $3.0 million, or 1.5%, from the same period in 2002. This decrease was primarily due to lower sales of calendars at JII Promotions, folding boxes at Seaboard, Tilt Bins and thermoplastic colorants at Sate-Lite, remanufactured torque converters at Dacco, drive trains at Alma and motor sales at Kinetek. In addition, sales decreased due to the divestiture of ISMI in December 2002 and the shutdown of Online Environs in September 2002. Partially offsetting these decreases were higher sales of ad specialties at JII Promotions, labels at Pamco, hardware and office products at Deflecto, driers and accumulators and steel fittings at Atco, controls at Kinetek and data storage and disaster recovery services at GramTel. Net sales for the six months ended June 30, 2003 increased $1.3 million, or 0.4%, over the same period in 2002. This increase was primarily due to higher sales of ad specialties at JII Promotions, labels at Pamco, hardware and office products at Deflecto, plastic hospital supplies at Sate-Lite, air conditioning compressors at Alma, fractional/integral motors and controls at Kinetek, and data storage and recovery services at GramTel. Partially offsetting these increases were lower sales of screen-printed products at Valmark, folding boxes at Seaboard, Tilt Bins and thermoplastic colorants at Sate-Lite, torque converters at Dacco, and drive trains at Alma. Sales also decreased due to the divestiture of ISMI and the shutdown of Online Environs, as mentioned above.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


Operating income for the three months ended June 30, 2003 increased $3.2 million, or 24.3%, over the same period in 2002. Operating income for the six months ended June 30, 2003 increased $2.6 million, or 10.2%, over the same period in 2002. These increases were primarily due to cost cutting and efficiency initiatives at SPL and Sate-Lite as well as reduced corporate expenses. In addition, the divestiture of ISMI and the shutdown of Online Environs helped to improve operating income. Partially offsetting these increases was lower operating income resulting from increased raw materials pricing at JSP, pricing pressures at JAAI, and research and development costs at Kinetek.

       Liquidity and Capital Resources.
       -------------------------------
In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion.

The Company had approximately $152.5 million of working capital at June 30, 2003 compared to approximately $115.7 million at the end of 2002.

Operating activities. Net cash used in operating activities for the six months ended June 30, 2003 was $17.0 million compared to net cash used in operating activities of $5.1 million for the same period in 2002. The increase in cash used is primarily due to working capital variances compared to 2002.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2003 was $3.3 million compared to net cash used in investing activities of $14.5 million for the same period in 2002. The decrease in cash used in investing activities is primarily due to the acquisition of a subsidiary at Kinetek in the second quarter of 2002.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2003 was $17.0 million compared to net cash provided by financing activities of $16.6 million for the same period in 2002. The increase in cash provided by financing activities is primarily due to the repurchase of the Company's Series A Debentures in the second quarter of 2002, partially offset by the issuance of long-term debt at Kinetek in the second quarter of 2002 and the increased repayment of long-term debt in 2003.

The Company is party to two credit agreements under which the Company is able to borrow up to $145.0 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature in 2005 and 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of August 13, 2003, the Company had approximately $28.6 million of available funds under these arrangements.

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

Quantitative And Qualitative Disclosures About Market Risks

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At June 30, 2003, the Company had $65.9 million of variable rate debt outstanding. A one-percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.7 million. The Company does not believe that its market risk financial instruments on June 30, 2003 would have a material effect on future operations or cash flows.

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.

Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 ("Exchange Act") promulgated thereunder, our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date") with the Securities and Exchange Commission. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no changes in our internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                 Changes in Securities
                        ---------------------
                        None

Item 3.                 Defaults upon Senior Securities
                        -------------------------------
                        None

Item 4.                 Submission of Matters to a Vote of Security
                        -------------------------------------------
                        Holders
                        -------
                        None

Item 5.                 Other Information
                        -----------------
                        None

Item 6.                 Exhibits and Reports on Form 8-K
                        --------------------------------
                            (a) A list of exhibits filed with this report is
                        contained on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              JORDAN INDUSTRIES, INC.



August 13, 2003                         By:   /s/ Thomas C. Spielberger
                                              -------------------------
                                              Thomas C. Spielberger
                                              Senior Vice President,
                                              Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                            Description

 31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)
 31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)