Form 10-Q
period 2003-09-30
JORDAN INDUSTRIES INC
filed 2003-11-14
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            -----------------------


                                   FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 2003            Commission File Number 33-24317


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

       The number of shares outstanding of Registrant's Common Stock as of November 14, 2003: 98,501.0004.

                            JORDAN INDUSTRIES, INC.

                                     INDEX


Part I.                                                                Page No.
-------                                                                --------
    Condensed Consolidated Balance Sheets at September 30, 2003
    (Unaudited) and December 31, 2002                                     3

    Condensed Consolidated Statements of Operations for the
    Three Months Ended September 30, 2003 and 2002 (Unaudited)
    and the Nine Months Ended September 30, 2003 and 2002 (Unaudited)     4

    Condensed Consolidated Statements of Cash Flows for
    the Nine Months Ended September 30, 2003 and 2002 (Unaudited)         5

    Notes to Condensed Consolidated Financial Statements (Unaudited)      6

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations                         9


Part II.
--------
    Other Information                                                    15

    Signatures                                                           16

    Exhibit Index                                                        17

    Officer Certificates                                                 18

                                      3


                            JORDAN INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                         September 30,       December 31,
                                                              2003               2002
                                                           ---------           --------
                                                          (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                                  $23,502            $20,109
  Accounts receivable, net                                   120,359            109,101
  Inventories                                                135,974            130,453
  Income tax receivable                                        3,745              3,745
  Prepaid expenses and other current assets                   25,811             25,857
                                                            --------           --------
    Total Current Assets                                     309,391            289,265

Property, plant and equipment, net                            94,463            101,907
Investments in and advances to affiliates                     45,924             42,353
Goodwill, net                                                248,531            245,351
Other assets                                                  26,505             30,368
                                                            --------           --------
    Total Assets                                            $724,814           $709,244
                                                            ========           ========

LIABILITIES AND SHAREHOLDER'S EQUITY (NET
CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                                           $61,342            $58,631
  Accrued liabilities                                         81,989             78,582
  Advance deposits                                             1,135              1,420
  Current portion of long-term debt                           16,564             34,893
                                                            --------           --------
    Total Current Liabilities                                161,030            173,526

Long-term debt, less current portion                         741,670            715,516
Other non-current liabilities                                 14,804             14,484
Deferred income taxes                                         10,400              2,904
Minority interest                                                450                278
Preferred stock                                                2,485              2,342

Shareholder's Equity (net capital deficiency):
  Common stock $.01 par value: 100,000 shares
   authorized and 98,501 shares issued and
   outstanding                                                     1                  1
  Additional paid-in capital                                   2,116              2,116
  Accumulated other comprehensive loss                        (3,018)           (11,877)
  Accumulated deficit                                       (205,124)          (190,046)
                                                            ---------          ---------
    Total Shareholder's Equity (net capital
     deficiency)                                            (206,025)          (199,806)
                                                            ---------          ---------
    Total Liabilities and Shareholder's
     Equity (net capital deficiency)                        $724,814           $709,244
                                                            ========           ========



See accompanying notes to condensed consolidated financial statements.



                                      4



                            JORDAN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     September 30,                 September 30,
                                                 --------------------          --------------------
                                                  2003          2002            2003          2002
                                                 ------        ------          ------        ------

Net sales                                       $183,180      $186,942        $541,567      $544,074
Cost of sales, excluding
                                                 122,633       119,949         357,808       346,636
depreciation
Selling, general and
 administrative expenses,
 excluding depreciation                           43,377        44,239         126,549       128,914
Depreciation                                       5,596         5,599          16,883        16,426
Amortization of other intangibles                     36           397             134         1,181
Management fees and other                             31           165             331         8,601
                                                --------     ---------        --------      --------

Operating income                                  11,507        16,593          39,862        42,316

Other (income) expenses:
  Interest expense                                20,906        20,752          62,381        66,916
  Interest income                                   (204)         (798)           (717)         (964)
  Loss (gain) on extinguishment of
    long-term debt                                     -           161               -       (87,646)
  Gain on deconsolidation of
    liquidated subsidiary                              -        (1,888)              -        (1,888)
  Gain on sale of subsidiaries                    (7,709)            -          (7,709)            -
  Other                                              565           331          (8,063)       (5,840)
                                                --------     ---------        --------      --------
                                                  13,558        18,558          45,892       (29,422)
                                                --------     ---------        --------      --------
(Loss) income before income taxes,
 minority interest, and cumulative
 effect of change in accounting
 principle                                        (2,051)       (1,965)         (6,030)       71,738
Provision (benefit) for income taxes               2,479          (580)          8,732        29,718
                                                --------     ---------        --------      --------
(Loss) income  before minority
 interest and cumulative effect of
 change in accounting principle                   (4,530)       (1,385)        (14,762)       42,020
Minority interest                                    100            91             172           197
                                                --------     ---------        --------      --------
(Loss) income before cumulative
 effect of change in accounting
 principle                                        (4,630)       (1,476)        (14,934)       41,823
                                                --------     ---------        --------      --------
Cumulative effect of change in
 accounting principle, net of tax                      -             -               -        87,065
                                                --------     ---------        --------      --------
Net loss                                         $(4,630)      $(1,476)       $(14,934)     $(45,242)
                                                ========     =========        ========      ========


See accompanying notes to condensed consolidated financial statements.



                                      5


                            JORDAN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                        September 30,
                                                                  ---------------------------
                                                                    2003               2002
                                                                  --------           --------


Cash flows from operating activities:
 Net loss                                                         $(14,934)         $(45,242)
  Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
    Cumulative effect of accounting change                              -             87,065
    Gain on extinguishment of long-term debt                            -            (87,646)
    Gain on deconsolidation of liquidated subsidiary                    -             (1,888)
    Gain on sale of subsidiaries                                    (7,709)               -
    Depreciation and amortization                                   17,017            17,607
    Amortization of deferred financing fees                          4,641             4,652
    Minority interest                                                  172               197
    Non-cash interest                                                   36             5,887
    Gain on disposal of fixed assets                                (3,780)               -
    Other                                                           (4,579)           (4,640)
    Changes in operating assets and liabilities:
      (Increase) decrease in current assets                        (18,253)               26
      Increase in current liabilities                                6,064            36,816
      Increase in non-current assets                                (3,641)           (3,017)
      Increase in non-current liabilities                            7,816             2,749
                                                                  --------          --------
        Net cash (used in) provided by operating
         activities                                                (17,150)           12,566


Cash flows from investing activities:
  Proceeds from sale of fixed assets                                 3,893             2,170
  Capital expenditures                                              (8,081)          (10,420)
  Acquisitions of subsidiaries                                          -             (9,503)
  Net proceeds from sale of subsidiaries                            10,078                -
  Additional purchase price payments                                  (750)           (1,002)
  Net cash acquired in purchase of subsidiaries                         -                788
  Other                                                                 -               (204)
                                                                  --------          --------
         Net cash provided by (used in) investing
          activities                                                 5,140           (18,171)

Cash flows from financing activities:
  Proceeds from revolving credit facilities, net                    21,285            21,449
  Proceeds from issuance of long-term debt - Kinetek                    -             20,456
  Repayment of long-term debt                                      (13,676)           (7,416)
  Repurchase of Series A Debentures                                     -            (31,354)
  Proceeds from other borrowings                                     2,244             2,766
                                                                  --------          --------
        Net cash provided by financing
          activities                                                 9,853             5,901

Effect of exchange rate changes on cash                              5,550             2,088
                                                                  --------          --------
Net increase in cash and cash equivalents                            3,393             2,384
Cash and cash equivalents at beginning of period                    20,109            26,050
                                                                  --------          --------
Cash and cash equivalents at end of period                         $23,502           $28,434
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

The Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on
January 1, 2003. As a result of the adoption of SFAS No. 145, the gain recognized on the early extinguishment of debt in the second quarter of 2002, which was previously reported as an extraordinary item, has been reclassified and is now shown in other (income) expenses in the condensed consolidated statements of operations.

C.  Inventories

Inventories are summarized as follows:

                                          September 30,      December 31,
                                              2003              2002
                                          ------------      ------------

  Raw materials                               $51,374          $ 52,450
  Work-in-process                              25,597            20,417
  Finished goods                               59,003            57,586
                                              -------          --------
                                             $135,974          $130,453
                                             ========          ========

D.  Comprehensive (Loss) Income

Total comprehensive (loss) income for the quarters and nine months ended September 30, 2003 and 2002 is as follows:

                                    Three Months ended            Nine Months ended
                                      September 30,                 September 30,
                                 ------------------------        -------------------
                                    2003          2002            2003         2002
                                  -------       --------         ------       ------
Net loss                          $(4,630)      $(1,476)        $(14,934)   $(45,242)
Foreign currency translation        1,143         3,806            8,859       4,521
                                  --------      --------        ---------   ---------
Comprehensive (loss) income       $(3,487)      $ 2,330         $ (6,075)   $(40,721)
                                  ========      ========        =========   =========

                            JORDAN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

E.  Sale of Subsidiaries

On September 19, 2003, the Company sold the net assets of the School Annual division of JII Promotions, Inc. ("JII Promotions") to a third party for cash proceeds, net of fees, of $9,400. The School Annual division manufactures and distributes color and black and white soft-cover yearbooks for kindergarten through eighth grade. The Company recognized a gain of $8,190 related to the sale of this division. JII Promotions is a part of the Specialty Printing and Labeling segment.

On September 8, 2003 the Company sold the net assets of the Midwest Color division of Sate-Lite Corporation, ("Sate-Lite") to a third party for cash proceeds, net of fees, of $678. The Midwest Color division manufactures colorants for the termoplastics industry. The Company recognized a loss of $481 related to the sale of this division. Sate-Lite is a part of the Jordan Specialty Plastics segment.

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

                            JORDAN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

H.  Income taxes

The provision for income taxes for the nine months ended September 30, 2003 and 2002 differs from the amount of income tax (benefit) provision computed by applying the United States federal income tax rate to income (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle. A reconciliation of the differences is as follows:

                                        Nine Months ended    Nine Months ended
                                        September 30, 2003   September 30, 2002
                                      --------------------  --------------------
Computed statutory tax (benefit)
 provision                                   $(2,110)              $25,108
Increase (decrease) resulting from:
    Increase in valuation allowance            8,821                     -
    Disallowed meals and entertainment           299                    72
    State and local tax and other              1,722                 4,538
                                             -------               -------
Provision for income taxes                    $8,732               $29,718
                                             =======               =======



The tax provision also includes a charge of approximately $4,194 for the period ending September 30, 2003 to increase the valuation allowance related to deferred tax assets. As a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", and discontinuing amortization of goodwill for book purposes, the reversal of the temporary difference related to goodwill amortization for income tax purposes is indefinite and can no longer be utilized to offset deferred tax assets.


I.  Settlement of Litigation

In June 2003, the Company reached a settlement with the former shareholders of ED&C, a subsidiary of Kinetek, in which the Company received $1,150 in cash, and long-term debt of $3,850 plus accrued interest of $693, was extinguished. The settlement is included in other (income) expenses in the Company's condensed consolidated statements of operations.

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

Results of Operations

Summarized below are the net sales, operating income (loss) and operating margins (as defined) for each of the Company's business segments for the quarters and nine month periods ended September 30, 2003 and 2002. This discussion reviews the following segment data and certain of the consolidated financial data for the Company.

                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                   September 30,
                                                 --------------------           ----------------------
                                                   2003        2002               2003          2002
                                                 --------    --------           --------      --------

Net Sales:
Specialty Printing and Labeling                 $ 24,608     $ 25,732          $ 72,483      $ 73,747
Jordan Specialty Plastics                         30,455       28,778            87,529        81,388
Jordan Auto Aftermarket                           37,643       40,742           118,845       124,644
Kinetek                                           72,655       74,463           215,847       216,904
Consumer and Industrial Products                  17,819       17,227            46,863        47,391
                                                --------     --------          --------      --------
   Total                                        $183,180     $186,942          $541,567      $544,074
                                                ========     ========          ========      ========

Operating Income (Loss):
Specialty Printing and Labeling                  $ 1,030        $ 819           $ 3,439       $ 2,816
Jordan Specialty Plastics                          1,898        2,469             5,419         6,779
Jordan Auto Aftermarket                            1,062        6,006             9,221        17,643
Kinetek                                            7,183       11,450            24,558        33,029
Consumer and Industrial Products                   1,054          191               100        (1,696)
                                                --------     --------          --------      --------
   Total(a)                                      $12,227      $20,935           $42,737       $58,571
                                                ========     ========          ========      ========

Operating Margin(b)
Specialty Printing and Labeling                     4.2%         3.2%              4.7%          3.8%
Jordan Specialty Plastics                           6.2%         8.6%              6.2%          8.3%
Jordan Auto Aftermarket                             2.8%        14.7%              7.8%         14.2%
Kinetek                                             9.9%        15.4%             11.4%         15.2%
Consumer and Industrial Products                    5.9%         1.1%              0.2%         (3.6)%
   Total                                            6.7%        11.2%              7.9%         10.8%


---------------------
(a) Before corporate overhead of $720 and $4,342 for the three months ended September 30, 2003 and 2002, respectively, and $2,875 and $16,255 for the nine months ended September 30, 2003 and 2002, respectively.

(b) Operating margin is operating income (loss) divided by net sales.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

       Specialty Printing and Labeling. As of September 30, 2003, the Specialty Printing and Labeling group ("SPL") consisted of JII Promotions, Valmark, Pamco, and Seaboard.

Net sales for the three months ended September 30, 2003 decreased $1.1 million, or 4.4%, from the same period in 2002. This decrease was primarily due to lower sales of folding boxes at Seaboard, $0.9 million, decreased sales of ad specialties at JII Promotions, $0.4 million, and lower sales of screen-printed products and rollstock at Valmark, $0.2 million each. Partially offsetting these decreases were higher sales of membrane switches at Valmark, $0.3 million, increased sales of labels at Pamco, $0.2 million, and higher sales of calendars at JII Promotions, $0.1 million. Net sales for the nine months ended September 30, 2003 decreased $1.3 million, or 1.7%, from the same period in 2002. This decrease was primarily due to lower sales of folding boxes at Seaboard, $1.8 million, decreased sales of calendars at JII Promotions, $0.3 million, and lower sales of screen-printed products and rollstock at Valmark, $0.8 million and $0.4 million, respectively. Partially offsetting these decreases were higher sales of labels at Pamco, $0.9 million, increased sales of ad specialties at JII Promotions, $0.8 million, and higher sales of membrane switches at Valmark, $0.3 million.

Operating income for the three months ended September 30, 2003 increased $0.2 million, or 25.8%, from the same period in 2002. Operating income increased at JII Promotions and Valmark, $0.2 million and $0.4 million, respectively, while operating income decreased at Seaboard, $0.4 million. Operating income for the nine months ended September 30, 2003 increased $0.6 million, or 22.1%, over the same period in 2002. This increase was primarily due to higher operating income at Valmark and Pamco, $0.6 million and $0.2 million, respectively, as well as lower corporate expenses, $0.1 million. Partially offsetting these increases was lower operating income at JII Promotions and Seaboard, $0.1 million and $0.2 million, respectively. Operating income increases were the result of various cost cutting measures and increased sales at Pamco as described above. Decreased operating income is due to unfavorable absorption of fixed costs at Seaboard due to lower sales levels discussed above.

       Jordan Specialty Plastics. As of September 30, 2003, the Jordan Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales for the three months ended September 30, 2003 increased $1.7 million, or 5.8%, over the same period in 2002. This increase was primarily due to higher sales of hardware products at Deflecto, $2.4 million, and increased sales of plastic hospital supplies at Sate-Lite, $0.5 million. Partially offsetting these increases were lower sales of plastic injection molded products at Beemak, $0.2 million, decreased sales of Tilt bins and thermoplastic colorant at Sate-Lite, $0.5 million and $0.3 million, respectively, and lower sales of office products at Deflecto, $0.2 million. Net sales for the nine months ended September 30, 2003 increased $6.1 million, or 7.6%, over the same period in 2002. This increase was primarily due to higher sales of hardware and office products at Deflecto, $6.0 million and $1.7 million, respectively, and plastic hospital supplies at Sate-Lite, $1.3 million. Partially offsetting these increases were lower sales of Tilt Bins, thermoplastic colorants and truck reflectors at Sate-Lite, $1.3 million, $0.7 million, and $0.3 million, respectively, and decreased sales of plastic-injection molded products at Beemak, $0.6 million.

Operating income for the three months ended September 30, 2003 decreased $0.6 million, or 23.1%, from the same period in 2002. This decrease was primarily due to lower operating income at Deflecto and Beemak, $0.5 million and $0.3 million, respectively. Partially offsetting these decreases was higher operating income at Sate-Lite, $0.2 million. Operating income for the nine

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

months ended September 30, 2003 decreased $1.4 million, or 20.1%, from the same period in 2002. This decrease was primarily due to lower operating income at Deflecto, $1.3 million, and Beemak, $0.8 million. Partially offsetting these decreases was higher operating income at Sate-Lite, $0.7 million. Operating income decreased at Deflecto and Beemak due to increased raw materials pricing including resins and acrylic, while Sate-Lite benefited from previously implemented headcount reductions and other cost saving strategies.

       Jordan Auto Aftermarket. As of September 30, 2003, the Jordan Auto Aftermarket group ("JAAI") consisted of Dacco, Alma and Atco.

Net sales for the three months ended September 30, 2003 decreased $3.1 million, or 7.6%, from the same period in 2002. This decrease was primarily due to lower sales of remanufactured torque converters and other soft parts at Dacco and decreased sales of drive trains at Alma. Partially offsetting these decreases were higher sales of air conditioning compressors at Alma and driers and accumulators and air conditioning hose assemblies at Atco. Net sales for the nine months ended September 30, 2003 decreased $5.8 million, or 4.7%, from the same period in 2002. This decrease was primarily due to lower sales of remanufactured torque converters and other hard and soft parts at Dacco and decreased sales of drive trains at Alma. Partially offsetting these decreases were higher sales of air conditioning compressors at Alma and driers and accumulators and air conditioning hose assemblies at Atco.

Operating income for the three months ended September 30, 2003 decreased $4.9 million, or 82.3%, from the same period in 2002. This decrease was due to lower operating income at Dacco and Alma. Operating income for the nine months ended September 30, 2003 decreased $8.4 million, or 47.7%, from the same period in 2002. This decrease was also due to lower operating income at Dacco and Alma primarily due to the decrease in sales discussed above, but was partially offset by higher operating income at Atco and decreased corporate expenses.

       Kinetek. As of September 30, 2003, the Kinetek group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control, Advanced DC and DeSheng.

Net sales for the three months ended September 30, 2003 decreased $1.8 million, or 2.4%, from the same period in 2002. Net sales of subfractional motors decreased 8.7%, driven by protracted weakness in the bottle and can vending market and reduced demand for refrigeration motors. In addition, net sales of fractional/integral motors decreased 4.9% due to lower sales of DC products used in material handling and golf car applications and decreased demand for DC products used in the floor care end market. Partially offsetting these decreases were higher sales in the controls segment, which increased 7.6% in the third quarter, due to an improved elevator modernization market and market share gains in automotive conveyor controls. Net sales for the nine months ended September 30, 2003 decreased $1.1 million, or 0.5%, from the same period in 2002. This decrease was due to lower sales of subfractional motors, 1.8%, and decreased sales of fractional/integral motors, 1.2%. Partially offsetting these decreases were higher sales of controls, 3.0%.

Operating income for the three months ended September 30, 2003 decreased $4.3 million, or 37.3%, from the same period in 2002. This decrease was primarily due to lower operating income in the motor segment, which decreased 14.4%, as well as lower operating income in the controls segment, which declined 24.4%. Operating income for the nine months ended September 30, 2003 decreased $8.5 million, or 25.7%, from the same period in 2002. This decrease was due to lower operating income in the motors segment, which declined 11.4%, and lower operating income in the controls segment, which declined 9.4%. The decreases in operating income were primarily due to research and development costs related to new product introductions and increased corporate expenses.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


       Consumer and Industrial Products. As of September 30, 2003, the Consumer and Industrial Products group consisted of Cape, Welcome Home, Cho-Pat, and GramTel.

Net sales for the three months ended September 30, 2003 increased $0.6 million, or 3.4%, over the same period in 2002. This increase was primarily due to higher retail sales at Welcome Home, $0.8 million, and increased sales of data storage and disaster recovery services at GramTel, $0.2 million. Partially offsetting these increases were lower sales due to the divestiture of ISMI in December 2002, $0.3 million, and the shutdown of Online Environs in September 2002, $0.1 million. Net sales for the nine months ended September 30, 2003 decreased $0.5 million, or 1.1%, from the same period in 2002. This decrease was primarily due to the divestiture of ISMI, $1.1 million, the shutdown of Online Environs, $0.4 million, and lower sales of orthopedic supports at Cho-Pat, $0.1 million. Partially offsetting these decreases were higher sales of home accessories at Cape, $0.6 million, and increased sales of data storage and disaster recovery services at GramTel, $0.5 million.

Operating income for the three months ended September 30, 2003 increased $0.9 million over the same period in 2002. This increase was primarily due to decreased operating loss at Welcome Home, $0.4 million, higher operating income at GramTel, $0.1 million, and the shutdown of Online Environs, which generated an operating loss of $0.4 million during the third quarter of 2002. Operating loss for the nine months ended September 30, 2003 decreased $1.8 million. This decrease in operating loss was primarily due to lower operating loss at Welcome Home, $0.5 million, increased operating income at GramTel, $0.3 million, the divestiture of ISMI, $0.3 million, and the shutdown of Online Environs, $0.7 million.

Consolidated Results:  (See Condensed Consolidated Statement of Operations).

Net sales for the three months ended September 30, 2003 decreased $3.8 million, or 2.1%, from the same period in 2002. This decrease was primarily due to lower sales of folding boxes at Seaboard, ad specialties at JII Promotions, Tilt Bins and thermoplastic colorants at Sate-Lite, remanufactured torque converters at Dacco, drive trains at Alma, and subfractional and fractional/integral motors at Kinetek. In addition, net sales decreased due to the divestiture of ISMI in December 2002 and the shutdown of Online Environs in September 2002. Partially offsetting these decreases were higher sales of membrane switches at Valmark, hardware products at Deflecto, plastic hospital supplies at Sate-Lite, air conditioning compressors at Alma, controls at Kinetek, and retail sales at Welcome Home. Net sales for the nine months ended September 30, 2003 decreased $2.5 million, or 0.5%, from the same period in 2002. This decrease was primarily due to lower sales of folding boxes at Seaboard, screen-printed products and rollstock at Valmark, Tilt Bins and thermoplastic colorants at Sate-Lite, plastic-injection molded products at Beemak, remanufactured torque converters at Dacco, drive trains at Alma, and subfractional and fractional/integral motors at Kinetek. In addition, net sales decreased due to the divestiture of ISMI and shutdown of Online Environs, as mentioned above. Partially offsetting these decreases were higher sales of labels at Pamco, ad specialties at JII Promotions, hardware and office products at Deflecto, air conditioning compressors at Alma, driers and accumulators and air conditioning hose assemblies at Atco, controls at Kinetek, and retail sales at Welcome Home.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

Operating income for the three months ended September 30, 2003 decreased $5.1 million, or 30.7%, from the same period in 2002. Operating income for the nine months ended September 30, 2003 decreased $2.5 million, or 5.8%, from the same period in 2002. These decreases were primarily due to lower sales levels at certain subsidiaries, increased raw materials pricing at JSP, and research and development costs at Kinetek. Partially offsetting these increases was higher operating income due to various cost cutting measures at SPL and Sate-Lite as well as reduced corporate expenses. In addition, the divestiture of ISMI and the shutdown of Online Environs helped to improve operating income.

       Liquidity and Capital Resources.

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion.

The Company had approximately $148.4 million of working capital at September 30, 2003 compared to approximately $115.7 million at the end of 2002.

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2003 was $17.2 million compared to net cash provided by operating activities of $12.6 million for the same period in 2002. The increase in cash used is primarily due to working capital variances compared to 2002.

Investing activities. Net cash provided by investing activities for the nine months ended September 30, 2003 was $5.1 million compared to net cash used in investing activities of $18.2 million for the same period in 2002. The increase in cash provided by investing activities is primarily due to the divestitures of the School Annual division of JII Promotions and the Midwest Color division of Sate-Lite in the third quarter of 2003. In addition, net cash provided by investing activities is higher in comparison to 2002 due to the acquisition of a subsidiary at Kinetek in the second quarter of 2002.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2003 was $9.9 million compared to net cash provided by financing activities of $5.9 million for the same period in 2002. The increase in cash provided by financing activities is primarily due to the repurchase of the Company's Series A Debentures in the second quarter of 2002, partially offset by the issuance of long-term debt at Kinetek in the second quarter of 2002 and the increased repayment of long-term debt in 2003.

The Company is party to two credit agreements under which the Company is able to borrow up to $145.0 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature in 2005 and 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of November 14, 2003, the Company had approximately $25.1 million of available funds under these arrangements.

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

Quantitative And Qualitative Disclosures About Market Risks

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At September 30, 2003, the Company had $58.5 million of variable rate debt outstanding. A one-percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.6 million. The Company does not believe that its market risk financial instruments on September 30, 2003 would have a material effect on future operations or cash flows.

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.

Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 ("Exchange Act") promulgated thereunder, our chief executive officer and controller have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date") with the Securities and Exchange Commission ("SEC"). Based on such evaluation, our chief executive officer and controller have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no changes in our internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                              JORDAN INDUSTRIES, INC.



November 14, 2003                             By:   /s/ Lisa M. Ondrula
                                                    ----------------------
                                                    Lisa M. Ondrula
                                                    Vice President,
                                                    Controller

                                 EXHIBIT INDEX

    Exhibit
    Number                       Description

     31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)
     31.2 Certificate of Controller pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)