Form 10-K
period 2003-12-31
JORDAN INDUSTRIES INC
filed 2004-03-16
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549
                              --------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003     Commission File Number 33-24317

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

            Yes _X_ No ___ Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X .

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes --- No X . ---

            The aggregate market value of voting stock held by non-affiliates of the registrant is not determinable as such shares were privately placed and there is no public market for such shares.

            The number of shares outstanding of Registrant's Common Stock as of March 16, 2004:98,501.0004.

                               TABLE OF CONTENTS

Part I                                                                    Page
------                                                                    ----

Item 1.          Business                                                   3
Item 2.          Properties                                                17
Item 3.          Legal Proceedings                                         19
Item 4.          Submission of Matters to a Vote of Security Holders       19

Part II
-------

Item 5.          Market for the Registrant's Common Equity and
                 Related Stockholder Matters                               20
Item 6.          Selected Financial Data                                   21
Item 7.          Management's Discussion and
                 Analysis of Financial Condition and Results of
                 Operations                                                22
Item 7A.         Quantitative and Qualitative Disclosures About
                 Market Risks
                                                                           33
Item 8.          Financial Statements and Supplementary Data               34
Item 9.          Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure                                                66
Item 9A.         Controls and Procedures                                   66

Part III
--------

Item 10.         Directors and Executive Officers                          67
Item 11.         Executive Compensation                                    70
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management
                                                                           71
Item 13.         Certain Relationships and Related Transactions            72

Part IV
-------

Item 14.         Principal Accountant Fees and Services                    76
Item 15.         Exhibits, Financial Statement Schedule and Reports
                 on Form 8-K                                               77

                 Signatures                                                78

Item 1.  BUSINESS
         --------

Jordan Industries, Inc. ("the Company") was organized to acquire and operate a diverse group of businesses with a corporate staff providing strategic direction and support. The Company is currently comprised of 21 businesses which are divided into five strategic business units: (i) Specialty Printing and Labeling,
(ii) Consumer and Industrial Products, (iii) Jordan Specialty Plastics, (iv) Jordan Auto Aftermarket, and (v) Kinetek.

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

The following chart depicts the operating subsidiaries, which comprise the Company's five strategic business units, together with the net sales for each of the five groups for the year ended December 31, 2003.

                            Jordan Industries, Inc.
                        $720.0 Million of Net Sales (1)

SPECIALTY PRINTING AND LABELING            -   JII Promotions
$100.6 Million of Net Sales                -   Pamco
                                           -   Valmark
                                           -   Seaboard

CONSUMER AND INDUSTRIAL PRODUCTS           -   Welcome Home LLC
$69.1 Million of Net Sales                 -   Cho-Pat
                                           -   GramTel

JORDAN SPECIALTY PLASTICS (2)              -   Beemak
$117.3 Million of Net Sales                -   Sate-Lite
                                           -   Deflecto

JORDAN AUTO AFTERMARKET (2)                -   Dacco
$144.9 Million of Net Sales                -   Alma
                                           -   Atco

Kinetek                                    -   Imperial
$288.1 Million of Net Sales                -   Gear
                                           -   Merkle-Korff
                                           -   FIR
                                           -   ED&C
                                           -   Motion Control
                                           -   Advanced D.C.
                                           -   DeSheng






---------------------------

     (1) The results of operations of acquired businesses have been included in the Company's consolidated results since the respective dates of acquisition. See Note 17 to the financial statements.



     (2) The Company's ownership in Jordan Specialty Plastics and Jordan Auto Aftermarket is solely in the form of Cumulative Preferred Stock. See Note 4 to the financial statements.

The Company's operations were conducted through the following business units as of December 31, 2003:

Specialty Printing and Labeling

The Specialty Printing and Labeling Group manufactures and markets (i) promotional and specialty advertising products for corporate buyers, (ii) labels, tapes, and printed graphic panel overlays for electronics and other manufacturing companies and (iii) printed folding cartons and boxes and other shipping materials. The companies that are part of Specialty Printing and Labeling have provided its customers with products and services for an average of over 40 years. For the fiscal year ended December 31, 2003, the Specialty Printing and Labeling group generated net sales of $100.6 million. Each of the Specialty Printing and Labeling subsidiaries is discussed below:

JII Promotions. JII Promotions is a distributor of corporate recognition, promotion and specialty advertising products and a producer and distributor of calendars for corporate buyers.

JII Promotions' net sales for fiscal 2003 were $51.9 million. Approximately 62% of JII Promotions' 2003 net sales were derived from distributing a broad variety of corporate recognition, promotion and specialty advertising products. These products include apparel, watches, crystal, luggage, writing instruments, glassware, caps, cases, labels and other items that are printed and identified with a particular corporate logo and/or corporate advertising campaign. Approximately 25% of JII Promotions' 2003 net sales were derived from sales of a broad variety of calendars, including hanging, desktop and pocket calendars that are used internally by corporate customers and distributed by them to their clients and customers. High-quality artistic calendars are also distributed.

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

On September 19, 2003, the Company sold the net assets of the School Annual division of JII Promotions to a third party (see Note 13 to the financial statements). The School Annual division manufactures and distributes color and black and white soft cover yearbooks for kindergarten through eighth grade, and accounted for approximately 13% of 2003 net sales.

On January 20, 2004, the Company sold the net assets of the Calendar and Ad Specialty divisions to an unrelated party (see Note 22 to the financial statements). Valmark.

Valmark, which was founded in 1976 and purchased by the Company in 1994, is a specialty printer and manufacturer of graphic components for the electronics Original Equipment Manufacturer ("OEM") market. Valmark's product lines include graphic panel overlays, membrane switch control panels, and adhesive-backed labels. Approximately 46% of Valmark's 2003 net sales of $12.6 million were derived from the sales of membrane switch control panels, 40% from graphic panel overlays, and 14% from labels and other products.

Valmark sells to four primary markets: medical instrumentation, general electronics, turn-key services, and personal computers. During 2002, Valmark's specialty screen print products were subject to increased foreign price competition, primarily in the personal computers and telecommunications markets. Valmark does operate relatively free of foreign competition in its other product markets, due primarily to the high level of communication and long history with its customers, the relatively short time frame required to produce orders of non-membrane switch products, and the significant engineering and product development investments required to secure and manufacture orders for its membrane switch control panel customers.

Valmark is able to provide OEMs with a broader range of products than many of its competitors. Valmark's markets are very competitive in terms of price and accordingly, Valmark's advantage over its competitors is derived from its diverse product line and excellent quality ratings.

Pamco. Pamco, which was founded in 1953 and acquired by the Company in 1994, is a manufacturer and distributor of a wide variety of printed tapes and labels. Pamco offers a range of products from simple one and two-color labels, such as basic bar code and address labels, to eight-color, laminated, embossed, and hot stamped labels for products such as candy, housewares, health and beauty aids and food packaging. All of Pamco's products are made to customer specifications and approximately 92% of all sales were manufactured in-house in 2003. The remaining 8% of sales were purchased printed products and included such items as business cards and stationery.

Pamco's products are marketed by a team of nine sales representatives who procure new accounts and service existing accounts. Existing accounts are serviced by eight customer service representatives. Pamco's customers represent many different industries with the five largest customers accounting for approximately 17% of 2003 net sales of $18.3 million.

Pamco competes in a highly fragmented industry. Pamco emphasizes its 24-hour turnaround time and its ability to accommodate rush orders that other printers cannot handle. Pamco's ability to deliver a quality product with quick turn-around is its key competitive advantage.

Seaboard. Seaboard, which was founded in 1954 and purchased by the Company in 1996, is a manufacturer of printed folding cartons and boxes, insert packaging and blister pack cards.

Seaboard sells directly to a broad customer base, located primarily east of the Mississippi River, operating in a variety of industries including hardware, personal hygiene, toys, automotive supplies, food and drugs. Seaboard's top ten customers accounted for approximately 35% of Seaboard's 2003 net sales of $17.8 million. Seaboard has exhibited high profit margins and has gained a reputation for exceeding industry standards primarily due to its excellent operating capabilities. Seaboard has historically been highly successful in buying and profitably integrating smaller acquisitions.

Seaboard's markets are very competitive in terms of price, and accordingly, Seaboard's advantage over its competition is derived from its high quality products and excellent service.

Consumer and Industrial Products

Consumer and Industrial Products serves many product segments. It manufactures and imports gift items; is a specialty retailer of gifts and decorative home furnishings; manufactures orthopedic supports and pain reducing medical devices; and provides data storage services at a Secure Network Access Center. For the year ended December 31, 2003, the Consumer and Industrial Products subsidiaries generated combined net sales of $69.1 million. Each of the Consumer and Industrial Products subsidiaries is discussed below.

Welcome Home LLC. During 2002, Cape Craftsmen and Welcome Home were combined into one entity, Welcome Home LLC. Cape Craftsmen remains a division of Welcome Home LLC that imports gifts, wooden furniture, framed art and other accessories from the Far East, while the Welcome Home division is a retailer specializing in such imports.

Cape Craftsmen sells its products through three in-house salespeople and 200 independent sales representatives. Cape Craftsmen competes in a highly fragmented industry and has therefore found it most effective to compete with most wood manufacturers and importers on the basis of price. Cape Craftsmen also strives to deliver better quality and service than its competitors. Net sales of the Cape Craftsmen division in 2003 were $13.0 million, excluding sales to the Welcome Home division, of $18.1 million.

Welcome Home currently operates 116 stores located in factory outlet centers and regional malls in 37 states. Welcome Home offers a broad product line of 2,000 to 3,000 items consisting of 9 basic groups, including framed art, furniture, candles, lighting, decorative accessories, decorative garden items, music, special opportunity merchandise and seasonal products.

Competition is highly intense among specialty retailers, traditional department stores and mass merchant discounters in outlet malls and other high traffic retail locations. Welcome Home competes principally on the basis of product assortment, convenience, customer service, price and the attractiveness of its stores. Welcome Home had net sales of $53.0 million for the year ended December 31, 2003.

Cho-Pat. In September 1997, the Company purchased Cho-Pat, Inc., a designer and manufacturer of orthopedic related sports medicine devices used in the prevention and treatment of certain biomechanical injuries. Cho-Pat currently produces 19 different products, including three which are covered by U.S. patents, that are used to prevent and reduce the pain resulting from the overuse and degeneration of the major joints. Cho-Pat's largest selling product is Cho-Pat's Original Knee Strap, which is designed to reduce the pain associated with patellar tendonitis and other knee ailments. Cho-Pat manufactures most of its products in-house and sells them through medical product distributors and wholesalers, retail drug and sporting good stores, as well as direct to medical professionals, physical therapists, athletic trainers, schools and universities, professional athletes, and individuals in the U.S. and internationally. Cho-Pat had net sales of $1.3 million in 2003.

GramTel. GramTel USA, Inc. was started by the Company in December 2000. GramTel is a data storage and information technology disaster recovery company. It owns and operates a state-of-the-art technology center that houses business-critical computer systems, applications, and data. The facility provides alternate sites for companies to continue operations in the event of a disaster or emergency event. GramTel leverages its infrastructure and technical staff to support the data storage needs of businesses at a fraction of the cost that businesses would incur to perform these tasks in-house. It provides the facilities, technical personnel and network connectivity to keep the critical operations of businesses available 24 hours a day. GramTel had net sales of $1.8 million for the year ended December 31, 2003.

Jordan Specialty Plastics

Jordan Specialty Plastics serves a broad range of wholesale and retail markets within the highly-fragmented specialty plastics industry. The group designs, manufactures and sells (1) "take-one" point of purchase brochure, folder and application display holders, (2) plastic injection-molded hardware and office supply products, (3) extruded vinyl chairmats, and (4) safety reflectors for bicycles and commercial truck manufacturers. The companies that are part of Jordan Specialty Plastics have provided their customers with products and services for an average of over 35 years. For the year ended December 31, 2003, the Jordan Specialty Plastics subsidiaries generated consolidated net sales of $117.3 million. Each of the Jordan Specialty Plastics subsidiaries is discussed below:

Beemak Plastics. Beemak, which was founded in 1951 and acquired by the Company in July 1989, is a manufacturer and distributor of custom point-of-purchase displays, brochure holders and sign holders. Beemak sells its proprietary holders and displays to approximately 7,000 customers around the world. In addition, Beemak produces a small amount of custom injection-molded plastic parts for customers on a contract manufacturing basis. Beemak's net sales for 2003 were $4.9 million.

Beemak's products are both injection-molded and custom fabricated and are both produced in-house and outsourced to other injection molders. The manufacturing process consists primarily of the injection-molding of polystyrene plastic and the fabrication of plastic sheets. Beemak also provides silk screening of decals and logos onto the final product.

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

Sate-Lite Manufacturing. Sate-Lite specializes in safety reflectors for bicycles, heavy duty commercial vehicles, and disposable health care products. Sate-Lite was founded in 1968 and acquired by the Company in 1988. Bicycle reflectors and plastic bicycle parts accounted for 42% of Sate-Lite's net sales in 2003, sales of emergency warning triangles and specialty reflectors and lenses to commercial truck customers accounted for approximately 25% of net sales in 2003, and sales of disposable health care products accounted for approximately 14% of net sales. An additional 1% of 2003 net sales were derived from other miscellaneous plastic injection molded products. Sate-Lite's net sales for 2003 were $12.9 million, excluding sales to Deflecto and Beemak, related parties, of $3.3 million and $0.4 million, respectively.

Sate-Lite's bicycle and truck/auto products are sold directly to a number of OEMs. The three largest OEM customers are Truck-Lite, Tandem (China), and Giant Phoenix (China) which accounted for approximately 15% of Sate-Lite's net sales in 2003. The disposable health care products are sold primarily to a single distributor who has a long-term supply agreement with a major domestic health care products supplier. In 2003, Sate-Lite's five largest customers accounted for approximately 37% of net sales.

Sate-Lite's bicycle products are marketed to bicycle OEMs in North America and Asia. Sales to foreign customers are handled directly by management. Sate-Lite's net export sales accounted for approximately 40% of its total 2003 sales. The principal raw materials used in manufacturing Sate-Lite's products are plastic resins. Sate-Lite purchases these materials from several independent suppliers. In 1998, Sate-Lite opened a wholly owned manufacturing factory in China. Sate-Lite sells to a variety of companies in Asia including Tandem, Ideal, Giant/Phoenix, and other bicycle manufacturers who have increased their sales to the North American bicycle market through mass market branded companies such as Huffy, Pacific Cycle (Mongoose, Schwinn, Roadmaster, GT), Kent and Magna.

The markets for bicycle and truck/auto parts are highly competitive. Sate-Lite competes in these markets by being a low cost producer, offering innovative products and by relying on its established reputation for producing high quality plastic components in the industries served. Sate-Lite's principal competitors in the bicycle parts market consist primarily of foreign companies and with Cortina, James King, and Accutek in the truck/auto markets.

On September 8, 2003, the Company sold the net assets of the Midwest Color division of Sate-Lite to a third party (see Note 13 to the financial statements). The Midwest Color division manufactures colorants for the thermoplastic industry, and accounted for approximately 18% of Sate-Lite's 2003 net sales.

Deflecto Corporation. Founded in 1960 and acquired by the Company in 1998, Deflecto designs, manufactures and markets plastic injection-molded products for mass merchandisers, major retailers and large wholesalers. Deflecto sells its products in two product categories: hardware products and office supply products. Hardware products, which comprised approximately 66% of Deflecto's net sales in 2003, include heating and cooling air deflectors, clothes dryer vents and ducts, kitchen vents and ducts, sheet metal pipes and elbows, exhaust fittings, heating ventilation and air conditioning registers and other widely recognized products. Office supply products, many of which have patents and trademarks, represented approximately 34% of net sales in 2003 and include such items as wall pockets, literature displays, file and chart holders, business card holders, chairmats and other top-branded office supply products. Deflecto's consolidated net sales for 2003 were $99.5 million.

Deflecto manufactures approximately 80% of its products in-house, with the remainder outsourced to other injection molders. Deflecto efficiently manages the mix of manufactured and outsourced product due to its ability to accurately project pricing, cost and capacity constraints. This strategy enables Deflecto to grow without being constrained by capacity issues.

Deflecto sells its products through an in-house salaried sales force and the use of independent sales representatives. Deflecto has the critical mass to command strong positions and significant shelf space with the major mass merchandisers and retailers. In the hardware products line, Deflecto sells to major national retailers such as Ace Hardware, Wal-Mart, and Home Depot, as well as to heating, ventilating and air conditioning ("HVAC") and appliance part wholesalers. Deflecto sells its office supply products line to major office supply retailers such as Office Max and Staples, as well as to national wholesalers, such as United Stationers and S.P. Richards. Deflecto has established strong relationships with its customers and is known for delivering high quality, well packaged products in a timely manner.

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

Jordan Auto Aftermarket

Jordan Auto Aftermarket is the leading supplier of remanufactured torque converters to the automotive aftermarket parts industry. In addition, it produces newly manufactured torque converters, air conditioning compressors, and clutch and disc assemblies for major automotive and equipment OEMs. For the year ended December 31, 2003, the Jordan Auto Aftermarket subsidiaries generated combined net sales of $144.9 million. Each of the Jordan Auto Aftermarket subsidiaries is discussed below.

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

Dacco's customers are automotive transmission parts distributors, transmission repair shops and mechanics. Dacco's independent sales representatives sell nationwide to independent warehouse distributors and transmission repair shops. Dacco also operates 41 distribution centers, which sell directly to transmission shops. Dacco's distribution centers average 5,400 square feet and cover a 50-100 mile selling radius. In 2003, no single customer accounted for more than 3% of Dacco's net sales. Net sales were $58.6 million during the year ended December 31, 2003.

The domestic market for Dacco's hard products is fragmented and Dacco's competitors consist of a number of small regional and local re-builders, as well as several larger national suppliers. Dacco believes that it competes strongly against these re-builders by offering a broader product line, quality products, and competitive prices, all of which are made possible by Dacco's size and economies of operation. However, the market for soft products is highly competitive and at least one of its competitors is larger than Dacco in this area. Dacco competes in the soft products market on the basis of its competitive prices due to volume buying, its growing distribution network and its ability to offer one-stop procurement of a broad variety of both hard and soft products.

Alma. Founded in 1944 and acquired by the Company in March 1999, Alma uses a combination of remanufacturing and new production to produce torque converters, air conditioning compressors, and clutch and disc assemblies for major automotive and equipment OEMs, as well as numerous direct aftermarket customers. Torque converters and clutch and disc assemblies are also referred to as drive trains. Net sales were $70.5 million during the year ended December 31, 2003.

Alma manufactures its products to customer's specifications, and its engineering department works closely with the customer's engineers to ensure that specifications are met. Torque converters are remanufactured and sold to major automotive OEMs such as Ford and Chrysler, typically for warranty replacement. Alma does not sell torque converters in the independent aftermarket, which is the primary market for Dacco's torque converters. Air conditioning compressors are both remanufactured and produced new for the automotive aftermarket. Alma's compressors are sold to the service arms of major automotive manufacturers such as Ford, Chrysler, GM, John Deere, and Caterpillar. Alma supplies the majority of the compressors purchased by these customers in the aftermarket. Alma also supplies air conditioning compressors to retailers, independent warehouse distributors, and air conditioning repair specialists. Clutch and disc assemblies are both remanufactured and produced new and are sold primarily to repackagers who then resell the products to automotive parts distributors. Alma has long-term contracts with several customers, and believes it has developed strong relationships with all of its major customers. Alma was selected by Ford to remanufacture, distribute, and fully merchandise Ford's first two Ford Quality Renewal programs for torque converters and clutch and disc assemblies. Management believes the use of Alma remanufactured Ford Quality Renewal products in new vehicle warranty repair is indicative of Alma's engineering, manufacturing and quality expertise.

Alma competes based on quality, price, and customer service. The market for original equipment service products is very demanding, requiring stringent quality standards, thereby providing some barriers to entry to smaller, less capable competitors. Through the years, Alma has been recognized by its customers for its high levels of service and quality.

Atco. Atco was founded in 1968 and was acquired by the Company in July 2001. The Company's office, engineering, sales, and customer service departments are located in Ferris, Texas, where mobile air conditioning components are manufactured. Atco focuses on quality parts, quick responses to customer needs and deliveries.

Atco manufactures and distributes hose assemblies, driers and accumulators, fittings, and crimping tools to a large customer base, including such companies as GMSPO, PACCAR, Gates, Dana-Weatherhead, and other OE and automotive aftermarket customers. Atco is the sole external source to Kenworth and Peterbilt for steel and aluminum air conditioning tube assemblies and hose end fittings, which are manufactured in Atco's QS-9000 certified plant in Ennis, Texas. Atco has led the way with innovations such as the patented portable hand-operated model 3700 crimping tool. Net sales were $15.8 million during the year ended December 31, 2003.

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

Kinetek operates in the businesses of electric motors ("motors") which includes the subsidiaries Imperial, Gear, Merkle-Korff, Fir, Advanced D.C. and De Sheng; and electronic motion control systems ("controls") which includes the subsidiaries Electrical Design & Control and Motion Control Engineering. For the year ended December 31, 2003 Kinetek generated net sales of $288.1 million.

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

Backlog

As of December 31, 2003 the Company had a backlog of approximately $88.4 million compared with a backlog of $79.1 million as of December 31, 2002. The backlog is primarily due to motor sales at Merkle-Korff and controls sales at Motion Control, both subsidiaries of Kinetek, printing and graphic component sales at Valmark, folding boxes at Seaboard, plastic products at Deflecto and air conditioning assemblies and parts at Atco. Management believes that the Company will ship substantially its entire backlog during 2004.

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

Patents, Trademarks, Copyrights and Licenses

The Company protects its confidential, proprietary information as trade secrets. With some exceptions noted above, the Company's products are generally not protected by virtue of any proprietary rights such as patents. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology and know-how or that the Company's competitors will not independently develop technologies that are substantially equivalent to or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. In the Company's opinion, the loss of any intellectual property asset would not have a material adverse effect on the Company's business, financial condition, or results of operations.

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

Employees

As of December 31, 2003, the Company and its subsidiaries employed approximately 6,605 people. Approximately 1,795 of these employees were members of various labor unions. The Company believes that its subsidiaries' relations with their respective employees are good.

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

The USEPA has sent the Company letters which indicate that it may be a potential responsible party at two Superfund sites. In 2003, JII Promotions received a request regarding its shipments of lead typeface to the Pittsburgh Metal & Equipment site in New Jersey. Also, in 2003, Alma received a notice of potential responsibility for wastes its predecessor sent to the proposed Lake Calumet Cluster site in Illinois. The Company is currently unable to determine the extent of its potential liability for these sites.

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

Alma owns two properties in Alma, Michigan that are contaminated by chlorinated solvent and oil contamination, the main plant on Michigan Avenue and a satellite plant on North Court Street. The former owner retained full responsibility for the continued investigation and remediation of the contaminated groundwater and soil at the properties when Alma acquired them in April 1999. The Michigan Avenue property has been the subject of investigation by the Michigan Department of Environmental Quality, ("MDEQ"), since 1982. By 1985, the former owner had cleaned out, closed and capped the lagoons that were the source of the contamination and in 1992, installed a groundwater remediation system. In January 1999, the former owner submitted to the MDEQ a proposed remedial action plan that recommends that the groundwater treatment system continue to operate for up to 30 years, a deed restriction that limits the use of the property to industrial use and the adoption, by the City of Alma, of an ordinance that prohibits the private use of groundwater for drinking water. The MDEQ has held off approving the plan until the former owner delineates the horizontal and vertical extent of contamination to the agency's satisfaction. In November 2002, the former owner submitted a revised sampling plan and MDEQ has approved the additional investigation. The second property is contaminated with petroleum constituents and chlorinated solvents and the former owner, under the supervision of the MDEQ, is investigating the scope and extent of the contamination. In May 2003, the former owner also submitted a remedial action plan with respect to this property to the MDEQ and an interim response plan for removed contaminated soils deemed to be the source of contamination. MDEQ has approved the work and the former owners are making arrangements to perform the work.

Alma has received two claims for contribution to the investigation and cleanup of waste materials at offsite locations. One is the notice letter from the USEPA referenced above regarding the Lake Calumet Cluster site. The other is a claim by TPI Petroleum for the removal or remediation of asbestos-containing clutch plates allegedly discarded in the 1950s or 1960s at TPI's property in Alma.

In connection with its 1999 acquisition of the Alma properties and other assets, the Company obtained indemnification and a $1,500 environmental escrow. Claims for losses against the environmental escrow are to be filed by March 2004. Alma has filed claims for the Michigan Avenue contamination, the North Court Street contamination, the TPI Petroleum claim and the proposed Lake Calumet Cluster site. Although undisputed amounts remaining in environmental escrow are to be distributed to the former owners in March 2004, the claims filed put the total amount in the environmental escrow in dispute. Therefore the $1,500 will remain in escrow to cover the outstanding claims.

Since October 1997, Dacco has engaged in investigation and remediation of possible releases of petroleum and other chemicals into the soil and groundwater from underground storage tanks and facility operations at its Cookeville, Tennessee property under the direction of the Tennessee Department of Environmental Conservation, ("TNDEC"). In 2002 and 2003, Dacco conducted extensive monitoring of the extent of the contamination, the potential for offsite migration and the methods for remediation. In July 2002, Dacco installed a simple free product recovery system in one of the monitoring wells located in the area with the most extensive contamination. The investigation concluded that the contamination was relatively small and contained, and the consultant recommended that Dacco continue to use the free product recovery well until quarterly monitoring results confirm that the release was contained onsite. Dacco submitted this proposal to the TNDEC in August 2003 and has continued to operate the free product recovery system. It estimates that the total potential cost for the Cookeville site will be between $10 and $200 over the next five years.

Item 2.           Properties
                  ----------

The Company leases approximately 49,200 square feet of office space for its headquarters in Illinois. The principal properties of each subsidiary of the Company at December 31, 2003, and the location, the primary use, the capacity, and ownership status thereof, are set forth in the table below.


COMPANY LOCATION         USE                                  SQUARE      OWNED/
                                                               FEET       LEASED
----------------         ---                                 ---------    ------
Advanced DC
  Syracuse, NY           Manufacturing/Administration          49,600     Owned
  Carrollton, TX         Warehouse                             29,000    Leased
  Syracuse, NY           Manufacturing                         18,500    Leased
  Eternoz, France        Manufacturing/Administration          19,000    Leased
  Putzbrunn, Germany     Warehouse                              1,200    Leased

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

Atco
  Ferris, TX             Manufacturing                         93,100     Owned
  Ennis, TX              Manufacturing                         24,100     Owned


Beemak
  Rancho Dominguez, CA   Manufacturing/Administration         104,000    Leased

Cape Craftsmen
  Elizabethtown, NC      Assembly/Warehouse/Administration     75,000    Leased
  Elizabethtown, NC      Warehouse                             10,000    Leased
  Wilmington, NC         Administration                         6,250    Leased

Cho-Pat
  Mt. Holly, NJ          Manufacturing/Administration           7,500    Leased

Dacco
  Cookeville, TN         Manufacturing/Administration         355,000     Owned
  Huntland, TN           Manufacturing                         72,000     Owned
  Cookeville, TN         Administration                         7,000    Leased

Deflecto
  Indianapolis, IN       Manufacturing/Administration         182,600     Owned
  Fishers, IN            Distribution                         134,400    Leased
  St. Catherines, Ont.   Manufacturing/Administration          53,000     Owned
  St. Catherines, Ont.   Assembly                              80,000    Leased
  Midvale, OH            Manufacturing/Assembly                20,430     Owned
  Pearland, TX           Manufacturing                         63,000    Leased
  Newport, Wales         Manufacturing                         66,000     Owned
  Aurora, Ontario        Manufacturing/Administration          30,500    Leased
  Ontario, CA            Manufacturing                         36,500    Leased
  Jefferson, GA          Manufacturing                         30,000    Leased
  Dover, OH              Assembly                              20,000    Leased

De Sheng
  Shunde, Guangdong      Manufacturing/Administration         926,000     Owned

ED&C
  Troy, MI               Manufacturing/Administration          33,000    Leased

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

Gear
  Grand Rapids, MI       Manufacturing/Administration          45,000     Owned

GramTel
  South Bend, IN         Sales/Administration/Other            19,000     Owned

Imperial
  Akron, OH              Manufacturing                        106,000    Leased
  Middleport, OH         Manufacturing                         85,000     Owned
  Alamagordo, NM         Manufacturing                         40,200    Leased
  Perry, OH              Research & Development                 5,000    Leased
  Solon, OH              Manufacturing/Administration          66,500    Leased

JII Promotions
  Columbus, OH           Sales                                 11,000    Leased
  Coshocton, OH          Manufacturing/Administration         218,000     Owned
  Van Nuys, CA           Sales                                  6,600    Leased

Merkle-Korff
  Des Plaines, IL        Design/Administration                 38,000    Leased
  Richland Center, WI    Manufacturing                         45,000    Leased
  Darlington, WI         Manufacturing                         68,000    Leased
  Des Plaines, IL        Manufacturing/Administration          52,000    Leased
  San Luis Potosi,       Manufacturing                         46,000    Leased
    Mexico

Motion Control
  Rancho Cordova, CA     Manufacturing/Administration         108,300    Leased
  New York, NY           Sales                                    600    Leased

Pamco
  Des Plaines, IL        Manufacturing/Administration          52,000     Owned
  King of Prussia, PA    Subleased                             24,000    Leased

Sate-Lite
  Niles, IL              Manufacturing/Administration          70,650    Leased
  Shunde, Guangdong      Manufacturing/Administration/
                         Assembly                             143,000    Leased

Seaboard
  Fitchburg, MA          Manufacturing/Administration         260,000     Owned
  Miami, FL              Manufacturing/Administration          38,050    Leased
  Carlstadt, NJ          Manufacturing                         49,700    Leased
  Enfield, NC            Warehouse                             50,000    Leased

Valmark
  Livermore, CA          Manufacturing/Administration          74,200    Leased

Welcome Home
  Wilmington, NC         Administration/Warehouse              10,000    Leased
  Wilmington, NC         Administration/Warehouse              12,000    Leased

Dacco also owns or leases 41 distribution centers, which average 5,400 square feet in size. Dacco maintains five distribution centers in Florida, four distribution centers in Tennessee, three distribution centers in Illinois and Virginia, two distribution centers in each of Arizona, Indiana, Michigan, Texas, Alabama, California, and Ohio, with the remaining distribution centers located in South Carolina, Pennsylvania, Minnesota, Missouri, Nebraska, West Virginia, Oklahoma, Nevada, Georgia, Maryland, Wisconsin and Kentucky.

Welcome Home leases 116 specialty retail stores in 37 states, with the majority of store locations in outlet malls. Welcome Home maintains 15 stores in California, 9 stores in Florida, 6 stores in Texas, 5 stores in New York, North Carolina, Georgia and Missouri, and 4 stores in Pennsylvania, and Washington. The remaining stores are located throughout the United States.

Merkle-Korff, Motion Control and Seaboard lease certain production, office and warehouse space from related parties. The Company believes that the terms of these leases are comparable to those which would have been obtained by the Company had the leases been entered into with an unaffiliated third party.

To the extent that any of the Company's existing leases expire in 2004, the Company believes that its existing leased facilities are adequate for the operations of the Company and its subsidiaries.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2003.

                                     Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS
         -------------------------------------------------
The only authorized, issued and outstanding class of capital stock of the Company is Common Stock. There is no established public trading market for the Company's Common Stock.

(a) At December 31, 2003, there were 21 holders of record of the Company's Common Stock.

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

Item 6.  SELECTED FINANCIAL DATA
         -----------------------
The following table presents selected operating, balance sheet and other data of the continuing operations of the Company and its subsidiaries as of and for the five years ended December 31, 2003. The financial data has been derived from the consolidated financial statements of the Company and its subsidiaries. As a result of the divestitures of the Jordan Telecommunications Products segment and the Capita Technologies segment in 2000, these segments have been reported as discontinued operations for financial reporting purposes in accordance with Accounting Principles Board ("APB") Opinion No. 30, and their results have been excluded from the information shown below.


                                                                  Year Ended December 31,
                                                                   (Dollars in thousands)
                                               -------------------------------------------------------------
                                                  2003        2002         2001        2000         1999
                                                  ----        ----         ----        ----         ----

Operating data: (1)
Net sales ................................     $720,029     $720,032     $722,823    $807,296     $766,655
Cost of sales, excluding
 depreciation ............................      481,494      460,312      460,004     513,755      497,223
                                                -------      -------      -------     -------      -------
Gross profit, excluding
 depreciation ............................      238,535      259,720      262,819     293,541      269,432
Selling, general and
 administrative expense,
 excluding depreciation ..................      174,725      179,189      177,291     173,370      153,582
Operating income .........................       40,860       46,819       28,718      55,013       69,245
Interest expense .........................       83,255       89,372       91,344      92,009       87,058
Interest income ..........................       (1,353)      (1,249)        (791)     (1,464)      (1,083)
(Loss) income from continuing
 operations before income
 taxes and minority interest(2)  .........      (24,403)      52,898      (64,001)    (38,884)      (6,603)
(Loss) income from continuing
 operations ..............................      (33,069)      22,648      (58,272)    (36,046)      (5,731)

Balance sheet data (at end
  of period):
Cash and cash equivalents ................       16,387       20,109       26,050      21,713       19,973
Working capital ..........................      119,813      115,739      159,127     154,599      161,570
Total assets .............................      701,528      709,244      829,396     887,501    1,159,496
Long-term debt (less
  current portion) .......................      728,124      715,516      819,406     787,694      837,712
Net capital deficiency (3) ...............     (222,203)    (199,806)    (139,056)    (82,010)    (238,835)
---------------------------------

(1) The Company has made several acquisitions and divestitures over the five year period, which significantly affects the comparability of the information shown above.

(2) Loss from continuing operations before income taxes and minority interest in 1999 includes a gain on the sale of a subsidiary of $10,037. Loss from continuing operations before income taxes and minority interest in 2000 includes a $14,636 write-down of goodwill related to a subsidiary of Kinetek and a loss on the sale of a subsidiary of $2,798. Loss from continuing operations before income taxes and minority interest in 2002 includes a gain on the extinguishment of long-term debt of $88,882 million, a gain on the liquidation of a subsidiary of $1,888, a gain on the sale of a facility of $1,431, and the write-down of certain assets held for sale of $1,800. Loss from continuing operations before income taxes and minority interest in 2003 includes a gain on the sale of a division of a subsidiary of $8,190, a loss on the sale of a division of another subsidiary of $401 and a settlement with the former shareholders of a subsidiary of Kinetek comprised of cash of $1,150 and extinguishment of debt of $4,543.

(3)  No cash dividends on the Company's Common Stock have been declared or paid.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

Historical Results of Operations

     Summarized below are the historical net sales, operating income (loss) and operating margin (as defined below) for each of the Company's business groups for the fiscal years ended December 31, 2003, 2002, and 2001. This discussion should be read in conjunction with the historical consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report.

                                                Year ended December 31,
                                                -----------------------
                                             2003         2002        2001
                                             ----         ----        ----
                                                (Dollars in thousands)

Net Sales:
Specialty Printing & Labeling               $100,580    $104,594     $112,123
Jordan Specialty Plastics                    117,374     108,043       98,733
Jordan Auto Aftermarket                      144,874     155,754      147,047
Kinetek                                      288,075     282,666      287,362
Consumer and Industrial Products              69,126      68,975       77,558
                                            --------    --------     --------
       Total                                $720,029    $720,032     $722,823
                                            ========    ========     ========

    Operating Income (Loss) (1):
    Specialty Printing & Labeling             $1,357      $3,707      $  (984)
    Jordan Specialty Plastics                  5,482       7,501        2,057
    Jordan Auto Aftermarket                    7,266      17,488       17,194
    Kinetek                                   30,418      38,444       37,272
    Consumer and Industrial Products           2,296       1,037       (3,485)
                                             -------     -------      --------
       Total                                 $46,819     $68,177      $52,054
                                             =======     =======      =======

    Operating Margin (2):
    Specialty Printing & Labeling               1.4%        3.5%         (0.9%)
    Jordan Specialty Plastics                   4.7%        6.9%         2.1%
    Jordan Auto Aftermarket                     5.0%       11.2%        11.7%
    Kinetek                                    10.6%       13.6%        13.0%
    Consumer and Industrial Products            3.3%        1.5%         (4.5%)
    Combined                                    6.5%        9.5%         7.2%

     (1) Before corporate overhead of $5,959, $21,358, and $23,336 for the years ended December 31, 2003, 2002, and 2001, respectively. Certain amounts in the prior year have been reclassified to conform with the current year presentation.

     (2) Operating margin is operating income (loss) divided by net sales.

Specialty Printing & Labeling. As of December 31, 2003, the Specialty Printing & Labeling group consisted of JII Promotions,

Valmark, Pamco, and Seaboard.

2003 Compared to 2002. Net sales for the year ended December 31, 2003 decreased $4.0 million, or 3.8%, from 2002. This decrease is primarily due to lower sales of calendars and school annuals at JII Promotions, $0.3 million and $0.1 million, respectively, decreased sales of screen printed products and rollstock at Valmark, $1.0 million, and $0.5 million, respectively, and lower sales of folding boxes at Seaboard, $2.5 million. The decreased sales of school annuals were primarily due to the divestiture of that division of JII Promotions in September 2003. Partially offsetting these decreases were higher sales of outside specialties at JII Promotions, $0.1 million, and increased sales of membrane switches at Valmark, $0.3 million.

Operating income for the year ended December 31, 2003 decreased $2.4 million, or 63.4%, from 2002. This decrease was primarily due to lower operating income at JII Promotions, $2.1 million, Pamco, $0.4 million, and Seaboard, $0.7 million. Partially offsetting these decreases was increased operating income increased at Valmark, $0.7 million, and lower corporate expenses, $0.1 million. The lower operating income at JII Promotions is due to accruals for severance and other closing liabilities related to the sale of the company's remaining divisions in January 2004 (see Note 22 to the financial statements). The increased operating income at Valmark is the result of headcount reductions and strict cost cutting measures to bring the cost structure more in line with the lower sales volume.

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

Jordan Specialty Plastics. As of December 31, 2003 the Jordan Specialty Plastics group consisted of Sate-Lite, Beemak, and Deflecto.

2003 Compared to 2002. Net sales for the year ended December 31, 2003 increased $9.3 million, or 8.6%, over 2002. This increase is primarily due to higher sales of hardware and office products at Deflecto, $8.5 million and $2.5 million, respectively, and increased sales of plastic hospital supplies and bike reflectors at Sate-Lite, $1.6 million and $0.3 million, respectively. Partially offsetting these increases were lower sales of thermoplastic colorants and Tilt Bins at Sate-Lite, $1.5 million and $1.6 million, respectively, and decreased sales of injection-molded products at Beemak, $0.5 million. The decreased sales of thermoplastic colorants are primarily due to the divestiture of that division of Sate-Lite in September 2003.

Operating income for the year ended December 31, 2003 decreased $2.0 million, or 26.9%, from 2002. This decrease was primarily due to lower operating income at Deflecto, $3.5 million, and Beemak, $0.3 million. Partially offsetting these decreases was higher operating income at Sate-Lite, $1.7 million, and lower corporate expenses, $0.1 million. The lower operating income at Deflecto is the result of adjustments related to prior years at one of Deflecto's subsidiaries, $2.9 million. The increase in operating income at Sate-Lite is due to domestic headcount and cost reduction programs as well as sustained growth at its manufacturing facility in China.

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

Jordan Auto Aftermarket. As of December 31, 2003, the Jordan Auto Aftermarket group consisted of Dacco, Alma, and Atco.

2003 Compared to 2002. Net sales for the year ended December 31, 2003 decreased $10.9 million, or 7.0%, from 2002. This decrease was primarily due to lower sales of remanufactured torque converters and other soft parts at Dacco and decreased sales of drive trains at Alma. Partially offsetting these decreases were higher sales of air conditioning compressors at Alma and driers and accumulators and air conditioning hose assemblies at Atco. Alma sales decreased due to a change in its OEM customers' reduced use of rebuilt products in their warranty work.

Operating income for the year ended December 31, 2003 decreased $10.2 million, or 58.5%, from 2002. This decrease was due to lower operating income at Dacco and Alma. Partially offsetting these decreases was higher operating income at Atco and lower corporate expenses. The decreased operating income at Dacco and

Alma are both the result of decreased cost absorption on lower sales. Alma's operating income also suffered due to direct labor inefficiencies due to short lead times required by a large customer.

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

Kinetek. As of December 31, 2003, the Kinetek group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control, Advanced DC and De Sheng.

2003 Compared to 2002. Net sales for the year ended December 31, 2003 increased $5.4 million, or 1.9%, from $282.7 million in 2002 to $288.1 million in 2003. The sales variance is primarily due to the impact of the stronger Euro on translation of European sales ($6.9 million increase) and the net impact of market share gains and losses ($12.3 million increase) resulting from Kinetek's introduction of new products to the market. These gains were offset in part by the protracted sluggish economies in North America and Europe, which continued to depress revenues in most of the company's key market segments, for a revenue decline of $11.3 million. Pricing pressure throughout Kinetek's product lines resulted in a $2.7 million reduction in net sales.

Sales of Kinetek's motors segment declined to $201.7 million in 2003 from $202.4 million in 2002, a decline of 0.4%. Subfractional motor sales declined by 0.6% compared to 2003, as market driven declines concentrated in the vending and appliance product lines, plus the loss of "value-added subassembly" manufacturing for certain appliance customers, were nearly replaced by the introduction of new products and share gains in other markets, such as medical, restaurant, and commercial refrigeration. Sales of fractional/integral motor products declined 0.3% from 2002. The variance was driven by general economic softness in markets for motors used in commercial floor care, golf car, elevator, and other applications. These declines were almost offset by net gains from changes in market share and new product introductions in floor care and elevator markets, and the translation impact on European sales described above.

Sales of Kinetek's controls segment increased to $86.4 million in 2003, from $80.2 million in 2002, an increase of $6.2 million, or 7.7%. The increase is the result of recovery in the market for elevator control products, product line extensions in the elevator modernization market, and to certain long-term contracts for conveyor controls used in automotive assembly lines.

Operating income for the year ended December 31, 2003 declined 20.9%, from $38.4 million in 2002 to $30.4 million in 2003. Gross profit decreased from $100.4 million in 2002 (35.5% of sales) to $97.6 million in 2003 (33.9% of sales). The decrease in gross profit is primarily due to the aforementioned price reduction and shifts in the mix of sales among Kinetek's product lines, some of which result from the high level of new product introductions. Selling, general, and administrative expenses increased to $57.3 million in 2003 from $52.0 million in 2002. The increase is driven by a one-time charge of $1.0 million in 2003 for excess medical insurance claims incurred by Kinetek's subsidiaries during 2001 and 2002, and increased development and marketing costs for Kinetek's next-generation elevator control in anticipation of broad market introduction in 2004.

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

Consumer and Industrial Products. As of December 31, 2003, the Consumer and Industrial Products group consisted of Welcome Home LLC and its two divisions, Cape Craftsmen and Welcome Home, and Cho-Pat and GramTel.

2003 Compared to 2002. Net sales for the year ended December 31, 2003 increased $0.2 million, or 0.2%, over 2002. This increase was primarily due to higher sales of home accessories at Cape, $0.3 million, increased retail sales at Welcome Home, $1.1 million, and higher sales of data storage and disaster recovery services at GramTel, $0.7 million. Partially offsetting these increases were lower sales of orthopedic supports at Cho-Pat, $0.1 million, the divestiture of ISMI in December 2002 and the shutdown of Online Environs in September 2002, $1.4 million and $0.4 million, respectively.

Operating income for the year ended December 31, 2003 increased $1.3 million, or 121.4%, over 2002. This increase is primarily due to higher operating income at Welcome Home, $0.7 million, and GramTel, $0.6 million. In addition, operating income increased due to the divestiture of ISMI and the shutdown of Online Environs which generated operating losses in 2002 of $0.4 million and $0.7 million, respectively. Partially offsetting these increases was lower operating income at Cape, $0.3 million, and Cho-Pat, $0.8 million. The increased operating income at Welcome Home is due to increased comparative store sales, lower occupancy expenses due to Welcome Home closing unprofitable stores and lower discounting of its products during the year. The lower operating income at Cho-Pat was primarily due to a goodwill impairment charge of $0.7 million.

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

Consolidated Operating Results.  (See Consolidated Statements of Operations).

2003 Compared to 2002. Net sales for the year ended December 31, 2003 were equal to 2002. This is primarily due to higher sales of membrane switches at Valmark, hardware and office products at Deflecto, plastic hospital supplies and bike reflectors at Sate-Lite, air conditioning compressors at Alma, driers and accumulators and air conditioning hose assemblies at Atco, controls at Kinetek, home accessories at Cape, retail sales at Welcome Home, and sales of data storage and disaster recovery services at GramTel. Partially offsetting these increases are lower sales of folding boxes at Seaboard, thermoplastic colorants and Tilt Bins at Sate-Lite, remanufactured torque converters at Dacco, drive trains at Alma, and motors at Kinetek. In addition, sales decreased due to the sale of ISMI in December 2002, and the shutdown of Online Environs in September 2002.

Operating income for the year ended December 31, 2003 decreased $6.0 million, or 12.7%, from 2002. This decrease was primarily due to lower operating income at JII Promotions due to accruals for severance and other closing liabilities related to the sale of the company's remaining divisions in January 2004, as well as the cumulative effect of several adjustments, primarily relating to prior years, at Deflecto. In addition, operating income declined due to increased development and marketing costs at Kinetek, and a goodwill impairment loss at Cho-Pat. Partially offsetting these decreases was higher operating income at Valmark due to headcount reductions and cost cutting measures, increased operating income at Sate-Lite due to sustained growth at its manufacturing facility in China, and higher operating income at Welcome Home due to lower occupancy expenses and lower discounting of products throughout the year.

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

Interest expense declined during 2003 primarily due to the repurchase in 2002 of $119.0 million principal amount of the Company's 2009 Debentures (see Note 11 of Notes to Consolidated Financial Statements).

Income taxes - See Note 12 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The Company had approximately $119.8 million of working capital at the end of 2003 compared to approximately $115.7 million at the end of 2002.

The Company has acquired businesses through leveraged buyouts, and, as a result, has significant debt in relation to total capitalization. See "Item 1 - Business." Most of this acquisition debt was initially financed through the issuance of bonds, which were subsequently refinanced in 1997. See Note 11 to the Consolidated Financial Statements.

Management expects modest growth in net sales and operating income in 2004. Capital spending levels in 2004 are anticipated to be consistent with 2003 levels and, along with working capital requirements, will be financed internally from operating cash flow. Operating margins and operating cash flow are expected to be favorably impacted by ongoing cost reduction programs, improved efficiencies and sales growth. Management believes that the Company's cash on hand and anticipated funds from operations will be sufficient to cover its working capital, capital expenditures, debt service requirements and other fixed charge obligations for at least the next 12 months.

The Company is, and expects to continue to be, in compliance with the provisions of its Indentures.

None of the subsidiaries require significant amounts of capital spending to sustain their current operations or to achieve projected growth.

Net cash used in operating activities for the year ended December 31, 2003 was $11.4 million, compared to $21.8 million provided by operating activities during the same period in 2002. This is primarily due to an increase in accounts receivable in 2003 compared to a decrease in 2002, an increase in prepaids and other current assets in 2003 compared to a decrease in 2002, and a smaller increase in non-current liabilities in 2003 compared to 2002. Partially offsetting these items is an increase in account payable and accrued expenses in 2003 compared to 2002.

Net cash provided by investing activities for year ended December 31, 2003 was $2.4 million, compared to $20.4 million used in investing activities during the same period in 2002. This is primarily due to lower capital expenditures, reduced acquisitions of subsidiaries, and proceeds from the sales of two divisions in 2003.

Net cash used in financing activities for the year ended December 31, 2003 was $0.9 million, compared to $10.6 million used in financing activities during the same period in 2002. This decrease is primarily due to the repurchase of a portion of the Company's 2009 debentures in 2002, $31.4 million, and increased proceeds from revolving credit facilities in 2003, $5.0 million. Partially offsetting these fluctuations are increased payments on long-term debt, $7.3 million, and reduced proceeds from debt issuances, $20.5 million.

The Company and its subsidiaries are party to two credit agreements under which the Company is able to borrow up to $145 million, based on the value of certain assets, to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature in 2005 and 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of December 31, 2003, the Company had approximately $34.4 million of available funds under these arrangements. (See
Note 11 to the consolidated financial statements.)

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

On February 18, 2004, the Company completed an Exchange Offer, whereby it exchanged $173,334 of new Senior Notes (the "Exchange Notes") for $247,619 of Old Senior Notes (the "2007 Seniors" and the "New 2007 Seniors"). The Exchange Notes were co-issued by JII Holdings LLC, a wholly owned subsidiary of the Company, and its wholly owned subsidiary, JII Holdings Finance Corporation. The Exchange Notes bear interest at 13% per annum which is payable semi annually on February 1st and August 1st of each year, and mature on April 1, 2007. The notes that were exchanged bore interest at 10 3/8% per annum, paid interest semi annually on February 1st and August 1st, and were scheduled to mature on August 1, 2007.

The Exchange Offer will be accounted for as a troubled debt restructuring in conformity with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS No. 15). SFAS No. 15 requires that, when there is a modification of terms such as this, if the total debt service of the new debt is greater than the carrying amount on the balance sheet of the old debt, no gain should be recognized by the debtor at the time of the exchange. Accordingly, the Exchange Notes will be carried on the balance sheet at the same carrying amount as the Old Senior Notes and the reduction in the principal of the Exchange Notes compared to the Old Senior Notes will be recognized over the period to maturity of the Exchange Notes as a reduction of interest expense.

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

     Goodwill

In accordance with SFAS No. 142, we discontinued recording goodwill amortization effective January 1, 2002. SFAS No. 142 prescribes a two-step process for impairment testing goodwill. The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying value, the second step of the goodwill test should be performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss should be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. If there is a decrease in product demand, market conditions or any condition that changes the assumptions used to measure fair value it could result in requiring a material impairment charge in the future.

   Investments in Affiliates

Periodically, we make strategic investments in debt and/or equity securities of affiliated companies. See Note 7 to the consolidated financial statements for details of these investments. These debt and/or equity securities are not currently publicly traded on any major exchange. Either the cost method or equity method of accounting is used to account for these investments depending on the level of the Company's ownership in these affiliates. Each quarter, we review the carrying amount of these investments and record an impairment charge when we believe an investment has experienced a decline in value below its carrying amount that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

     Allowance for Doubtful Accounts

Allowances for doubtful accounts are estimated at the individual operating companies based on estimates of losses on customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider our allowance for doubtful accounts balance to be adequate, changes in economic conditions in specific markets in which we operate could have a material effect on future reserve balances required.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2003 (in thousands):

                                               Payments by Period
                    --------------------------------------------------------------------------

                                    Less than 1                                     After 5
                         Total          year           1-3 years      4-5 years      years
                    -------------- -------------- --------------- -------------- -------------

Long-term debt           $742,079        $17,197        $326,052       $303,116       $95,714
Capital leases             10,509          2,890           3,606          3,736           277
Operating leases           59,324         14,591          19,661         13,291        11,781
                    -------------- -------------- --------------- -------------- -------------
Total                    $811,912        $34,678        $349,319       $320,143      $107,772
                    -------------- -------------- --------------- -------------- -------------

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
         -----------------------------------------------------------

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 2003, the Company had $49.0 million of variable rate debt outstanding. A one percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.5 million. The Company does not believe that its market risk financial instruments on December 31, 2003 would have a material effect on future operations or cash flows.

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------
                                                                        Page No.
                                                                        --------

Report of Independent Auditors................................................35

Consolidated Balance Sheets as of December 31, 2003 and 2002..................36

Consolidated Statements of Operations for the years ended December 31, 2003,
2002, and 2001................................................................37

Consolidated Statements of Changes in Shareholder's Equity (Net Capital
Deficiency) for the years ended December 31, 2003, 2002 and 2001..............38

Consolidated Statements of Cash Flows for the years ended December 31, 2003,
2002, and 2001................................................................39

Notes to Consolidated Financial Statements....................................41

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Jordan Industries, Inc.

We have audited the accompanying consolidated balance sheets of Jordan Industries, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholder's equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jordan Industries, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

In 2002, as discussed in Note 3, the Company changed its method of accounting for goodwill to conform with Financial Accounting Standards Board Statement No. 142.


     /s/ ERNST & YOUNG LLP

Chicago, Illinois
March 12, 2004

                             JORDAN INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                       December 31, ___
                                                                    ----------------------
                                                                       2003       2002
                                                                       ----       ----
    ASSETS
    Current assets:
      Cash and cash equivalents                                      $16,387     $20,109
      Accounts receivable, net of allowance of
      $7,524 and $6,560 in 2003 and 2002, respectively               112,095     109,101
      Inventories                                                    127,155     130,453
      Income tax receivable                                            5,637       3,745
      Prepaid expenses and other current assets                       28,354      25,857
                                                                    --------    --------
         Total current assets                                        289,628     289,265

    Property, plant and equipment, net                                93,027     101,907
    Investments in and advances to affiliates                         46,664      42,353
    Goodwill, net                                                    247,900     245,351
    Other assets                                                      24,309      30,368
                                                                    --------    --------
      Total Assets                                                  $701,528    $709,244
                                                                    ========    ========

    LIABILITIES AND SHAREHOLDER'S EQUITY (NET CAPITAL DEFICIENCY)

    Current liabilities:
      Accounts payable                                               $60,386     $58,631
      Accrued liabilities                                             88,814      78,582
      Advance deposits                                                   528       1,420
      Current portion of long-term debt                               20,087      34,893
                                                                     -------     -------
          Total current liabilities                                  169,815     173,526

    Long-term debt                                                   728,124     715,516
    Other non-current liabilities                                     14,587      14,484
    Deferred income taxes                                              8,198       2,904
    Minority interest                                                    472         278
    Preferred stock of a subsidiary                                    2,535       2,342

    Shareholder's equity (net capital deficiency):
    Common stock $.01 par value: authorized - 100,000
      shares; issued and outstanding - 98,501 shares                       1           1
    Additional paid-in capital                                         2,116       2,116
    Accumulated other comprehensive loss                              (1,012)    (11,877)
    Accumulated deficit                                             (223,308)   (190,046)
                                                                    ---------   ---------
    Total shareholder's equity (net capital
     deficiency)                                                    (222,203)   (199,806)
                                                                    ---------   ---------
      Total Liabilities and Shareholder's Equity (Net
      Capital Deficiency)                                           $701,528    $709,244
                                                                    =========   =========

                             See accompanying notes.


                             JORDAN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                        Year ended December 31,
                                                        -----------------------
                                                      2003        2002       2001
                                                      ----        ----       ----
    Net sales                                       720,029     $720,032   $722,823
    Cost of sales, excluding depreciation           481,494      460,312    460,004
    Selling, general, and administrative
     expense, excluding depreciation                174,725      179,189    177,291
    Depreciation                                     21,338       22,832     23,387
    Amortization of goodwill and other
     intangibles                                        497        1,694     15,709
    Impairment loss                                     696            -        -
    Management fees and other                           419        9,186     17,714
                                                    --------     --------   --------
       Operating income                              40,860       46,819     28,718

    Other (income) and expenses:
      Interest expense                               83,255       89,372     91,344
      Interest income                                (1,353)      (1,249)      (791)
      Gain on extinguishment of long-term debt           -       (88,882)      -
      Gain on deconsolidation of liquidated
        subsidiary                                       -        (1,888)      -
      (Gain) loss on sale of subsidiaries            (7,789)         518       -
      Other, net                                     (8,850)      (3,950)     2,166
                                                    --------     --------   --------
                                                     65,263       (6,079)    92,719
                                                    --------     --------   --------
    (Loss) income before income taxes, minority
     interest and cumulative effect
     of change in
     accounting principle                            (24,403)     52,898    (64,001)
    Provision (benefit) for income taxes               8,473      29,976     (5,323)
                                                     --------    --------    -------
    (Loss) income before minority interest and
     cumulative effect of change in accounting
     principle                                       (32,876)     22,922    (58,678)
    Minority interest                                    193         274       (406)
                                                     --------    --------   --------
    (Loss) income before cumulative effect of
     change in accounting principle                  (33,069)     22,648    (58,272)
    Cumulative effect of change in accounting
      principle, net of tax                               -       87,065         -
                                                    ---------    --------  ---------
        Net loss                                    $(33,069)   $(64,417)  $(58,272)
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

                                                         JORDAN INDUSTRIES, INC.
                                       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                                        (NET CAPITAL DEFICIENCY)
                                                         (dollars in thousands)


                                             Common Stock
                                             ------------
                                                                          Accumulated
                                         Number            Additional       Other
                                           of                Paid-in     Comprehensive   Accumulated
                                         Shares    Amount    Capital      Income (Loss)    Deficit       Total
                                        -------    ------   ----------   -------------  ------------     -----

Balance at December 31, 2000              98,501  $    1    $ 2,116        $(16,641)      $(67,486)    $(82,010)
Non-cash dividends on preferred stock
of subsidiary                                  -       -          -              -            (166)        (166)
Comprehensive income(loss):
  Translation                                  -       -          -           1,972              -        1,972
  Minimum pension liability
  adjustment                                   -       -          -            (580)             -         (580)
  Net loss                                     -       -          -              -         (58,272)     (58,272)
                                                                                                        --------
Total comprehensive loss                                                                                (56,880)
                                       ---------   ------    -------       ---------     ----------   ----------
Balance at December 31, 2001              98,501       1      2,116         (15,249)      (125,924)    (139,056)
Non-cash dividends on preferred stock
of subsidiary                                  -       -          -              -            (178)        (178)
Gain on sale of subsidiary to an
affiliate                                      -       -          -              -             473          473
Comprehensive income(loss):
  Translation                                  -       -          -           6,107              -        6,107
  Minimum pension liability
  adjustment                                   -       -          -          (2,735)             -       (2,735)
  Net loss                                     -       -          -              -         (64,417)     (64,417)
                                                                                                        --------
Total comprehensive loss                                                                                (61,045)
                                       ---------   ------   --------      ----------     ----------   ----------
Balance at December 31, 2002              98,501   $   1    $ 2,116       $ (11,877)     $(190,046)   $(199,806)
Non-cash dividends on preferred stock
of subsidiary                                  -       -          -              -            (193)        (193)
Comprehensive income(loss):
  Translation                                  -       -          -          10,437              -       10,437
  Minimum pension liability
  adjustment                                   -       -          -             428              -          428
  Net loss                                     -       -          -              -         (33,069)     (33,069)
                                                                                                      ----------
Total comprehensive loss                                                                                (22,204)
                                       ---------   ------   --------      ----------     ----------   ----------
Balance at December 31, 2003              98,501   $   1    $ 2,116       $  (1,012)     $(223,308)   $(222,203)
                                       =========   ======   ========      ==========     ==========   ==========

                                                         See accompanying notes.

                             JORDAN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                     Year ended December 31,
                                                     ------------------------
                                                   2003        2002         2001
                                                   ----        ----         ----
Cash flows from operating activities:
  Net loss                                     $(33,069)     $(64,417)     $(58,272)
Adjustments to reconcile net loss to net
 cash (used in) provided by operating
 activities:
  Cumulative effect of accounting change             -         87,065            -
  Gain on early extinguishment
   of debt                                           -        (52,518)           -
  Gain on deconsolidation of liquidated
   subsidiary                                        -         (1,888)           -
  Write-down of assets held for sale                 -          1,800            -
  (Gain)/loss on sale of subsidiaries            (7,789)          518            -
  (Gain)/loss on disposal of fixed assets        (3,386)       (1,238)        1,691
  Impairment loss                                   696             -            -
  Amortization of deferred financing
   costs                                          6,196         6,193         4,666
  Depreciation and amortization                  21,835        24,526        39,096
  Deferred income taxes                           5,294        11,004         3,752
  Minority interest                                 193           274          (406)
  Non-cash interest expense                          26         6,145        22,642
Changes in operating assets and
 liabilities (net of acquisitions and
 dispositions):
  Accounts receivable                            (3,356)        2,358        13,107
  Inventories                                     2,428        (5,437)        3,903
  Prepaid expenses and other current
   assets                                        (4,678)       23,280       (12,390)
  Non-current assets                             (3,327)       (1,861)          542
  Accounts payable and accrued
   Liabilities                                   12,300       (12,293)         (470)
  Advance deposits                                 (892)         (433)          (84)
  Non-current liabilities                            531        3,433        12,642
  Other                                          (4,424)       (4,719)         (118)
                                                --------       -------       -------
Net cash (used in) provided by operating
 activities                                     (11,422)       21,792         30,301

Cash flows from investing activities:
Proceeds from sale of fixed assets                3,985         3,242          1,391
Capital expenditures                            (10,870)      (13,895)       (12,814)
Acquisitions of subsidiaries                         -         (9,503)       (12,384)
Additional purchase price payments                 (750)       (1,002)          (260)
Cash acquired in purchase of
 subsidiaries                                        -            788             14
Proceeds from sale of subsidiaries               10,078             -         16,663
Investments in affiliates                            -              -           (161)
                                                -------       ---------      ---------
Net cash provided by (used in)
 investing activities                           $ 2,443       $(20,370)      $(7,551)


                         (Continued on following page.)
                             See accompanying notes.

                             JORDAN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (continued)

                                                  Year ended December 31,
                                              ---------------------------------
                                                2003        2002        2001
                                                ----        ----        ----
Cash flows from financing activities:
Proceeds of debt issuance - Kinetek                -       $20,456    $   -
Repurchase of 2009 Debentures                      -       (31,360)       -
Proceeds from (payments on) revolving
 credit facilities, net                        11,802        6,833    (1,265)
Payment of deferred financing costs              (150)      (1,891)   (6,047)
Payment of long-term debt                     (15,441)      (8,134)  (10,261)
Proceeds from other borrowings                  2,849        3,472         -
                                              -------      -------   --------
Net cash used in financing activities            (940)     (10,624)  (17,573)
Effect of exchange rate changes on
 cash                                           6,197        3,261      (840)
                                              -------      -------    -------
Net (decrease) increase in cash and
 cash equivalents                              (3,722)      (5,941)    4,337
Cash and cash equivalents at beginning
 of year                                       20,109       26,050    21,713
                                              -------      -------    ------
Cash and cash equivalents at end of
 year                                         $16,387      $20,109   $26,050
                                              =======      =======   =======
Supplemental disclosures of cash flow
 information:
   Cash paid during the year for:
        Interest                              $75,872      $70,289   $63,626
        Income taxes, net                      $5,883       $3,699    $4,555
   Non-cash investing activities:
        Capital leases                           $881         $845    $2,321

                             See accompanying notes.

                             JORDAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

Note 1 - Organization

The Company's business is divided into five groups. The Specialty Printing and Labeling group consists of JII Promotions, Inc. ("JII Promotions"), Valmark Industries, Inc. ("Valmark"), Pamco Printed Tape and Label Co., Inc. ("Pamco") and Seaboard Folding Box, Inc. ("Seaboard"). The Jordan Specialty Plastics group consists of Beemak Plastics, Inc. ("Beemak"), Sate-Lite Manufacturing Company ("Sate-Lite"), and Deflecto Corporation ("Deflecto"). The Jordan Auto Aftermarket group consists of Dacco Incorporated ("Dacco"), Alma Products Company ("Alma") and Atco Products ("Atco"). The Kinetek group consists of The Imperial Electric Company ("Imperial") and its subsidiary, Gear Research, Inc. ("Gear"), Merkle-Korff Industries, Inc. ("Merkle-Korff"), FIR Group Companies ("FIR"), Electrical Design & Control ("ED&C"), Motion Control Engineering ("Motion Control"), Advanced D.C. Motors ("Advanced DC") and Shunde De Sheng Electric Motor Co., Ltd. ("De Sheng"). The remaining businesses comprise the Company's Consumer and Industrial Products group. This group consists of Welcome Home LLC and its two divisions Cape Craftsmen, Inc. ("Cape") and Welcome Home, Inc. ("Welcome Home"), Cho-Pat, Inc. ("Cho-Pat"), and GramTel Communications, Inc. ("GramTel"). All of the foregoing corporations are collectively referred to herein as the "Subsidiaries", and individually as a "Subsidiary."

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

The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

                Machinery and equipment              3-10 years
                Buildings and improvements           5-35 years
                Furniture and fixtures               3-10 years

        Income taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. The Company has not provided for U.S. Federal and State income taxes on undistributed earnings of foreign subsidiaries ($19,418 at December 31, 2003) to the extent the undistributed earnings are considered to be permanently reinvested.

        Deferred Financing Fees

Deferred financing costs amounting to $19,441 and $25,487 net of accumulated amortization of $39,885, and $33,689 at December 31, 2003 and 2002, respectively, are amortized using the straight-line method, over the terms of the loans or, if shorter, the period such loans are expected to be outstanding. Deferred financing costs are included in "other assets" on the balance sheet.

        Revenue recognition

The Company's revenue is derived primarily from product sales. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable, and collectibility is reasonably assured.

        Shipping and Handling Costs

Shipping and handling costs are classified in cost of goods sold in the statements of operations.

        Derivative Financial Instruments

The Company recognizes derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative financial instrument depends on whether it has been designated and whether it qualifies as part of an effective hedging relationship and, further, on the type of hedging relationship. The fair value of derivative financial instruments was not significant as of December 31, 2003 and 2002.

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

At December 31, 2003 and 2002 the Company had approximately $18,468 and $16,323, respectively, of investments in Russia related to unsecured advances made to two affiliates (see Note 7). The Company will continue to monitor the underlying economics of doing business in this region, but currently believes that such amounts are fully recoverable.

        Foreign currency translation

The functional currencies of the Company's foreign operations are the local currencies. Accordingly, assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect at the balance sheet date while income and expenses are translated at the weighted-average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are classified as a separate component of shareholder's equity. The accumulated balance in other comprehensive income pertaining to foreign currency translation was $1,876 as of December 31, 2003.

        Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

        New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51." This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Company is required to apply FIN 46 by March 31, 2005, for entities which were created before February 1, 2003. The adoption of FIN 46 was immediate for variable interest entities created after January 31, 2003. The Company has not created any significant variable interest entities since January 31, 2003. The Company is evaluating its interests in entities created before February 1, 2003, but does not expect adoption of FIN 46 to have a material effect on the financial statements.

Note 3 - Goodwill

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and completed the transitional impairment review of its reporting units during the second quarter of 2002, resulting in a non-cash pretax charge of $108,595 ($87,065 after-tax). This charge was recorded as a cumulative effect of a change in accounting principle effective January 1, 2002. The impairment charge recorded in connection with the adoption related to the acquisitions of JII Promotions, Valmark, and Pamco in the Specialty Printing and Labeling group, Sate-Lite and Beemak in the Jordan Specialty Plastics group, Alma in the Jordan Auto Aftermarket group, FIR and the L'Europa product line in the Kinetek group and Online Environs in the Consumer and Industrial Products group. During the fourth quarter of 2002, the Company performed its annual impairment review which resulted in no impairment.

The Company determines the fair value of each reporting unit using a discounted cash flow approach taking into consideration projections based on the individual characteristics of the reporting units, historical trends and market multiples for comparable businesses. The Company is required to complete impairment reviews of its subsidiaries on at least an annual basis. In the fourth quarter of 2003, the annual impairment review resulted in a non-cash pre-tax charge of $696 related to the acquisition of Cho-Pat, which is part of the Consumer and Industrial Products group. This charge is included in "impairment loss" in the Company's statement of operations. The resulting impairment is primarily attributable to a change in the evaluation criteria for goodwill utilized under previous accounting guidance, to the fair value approach stipulated in SFAS No. 142.

Net loss adjusted to exclude goodwill amortization expense, would have been ($47,571) for the year ended December 31, 2001.


The changes in the carrying amount of goodwill by operating segment for the year ended December 31, 2003 were as follows:

                           Specialty     Jordan                                 Consumer &
                           Printing     Specialty    Jordan Auto                Industrial
                          & Labeling     Plastics    Aftermarket     Kinetek     Products   Consolidated
                          ----------    ----------   -----------     -------    ----------  ------------

Balance as of
January 1, 2002             $43,389       $41,253      $64,737      $194,622      $14,969      $358,970

Acquisition of
Subsidiary                        -             -            -         2,142            -         2,142

Additional Purchase
Price Payments and
Adjustments
                               (312)         674          (411)         (414)         739           276
Sale of Subsidiaries             -             -             -             -       (9,892)       (9,892)

Impairment loss             (31,653)      (6,694)      (43,464)      (21,992)      (4,792)     (108,595)

Foreign exchange                  -            -             -         2,450            -         2,450
                            --------      -------      --------     ---------     --------      -------

Balance as of
January 1, 2003              11,424       35,233        20,862       176,808        1,024       245,351

Additional Purchase
Price Payments and
Adjustments
                                 12          460             -            63            -           535
Impairment loss                   -            -             -             -         (696)         (696)

Foreign exchange                  -        1,481             -         1,229            -         2,710
                            --------     -------       --------      -------       -------      -------

Balance at
December 31, 2003           $11,436      $37,174        $20,862     $178,100        $ 328       $247,900
                            =======      =======        =======     ========        =====       ========

Goodwill at December 31, 2003 is net of accumulated amortization of $91,221.

Note 4 -Investments in JAAI, JSP, and M&G Holdings

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

JSP

During 1998, the Company recapitalized Jordan Specialty Plastics, Inc. ("JSP"). As a result of the recapitalization, certain of the Company's affiliates and JSP management own substantially all of the JSP common stock and the Company's investment in JSP is represented solely by the Cumulative Preferred Stock of JSP. The JSP Cumulative Preferred Stock controls over 97.5% of the combined voting power of JSP capital stock outstanding and accretes at plus or minus 97.5% of the cumulative JSP net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the fifth anniversary of issuance (unless redemption is prohibited by a JSP or Company debt covenant). After the fifth anniversary date, the JSP Cumulative Preferred Stock no longer shares in the net income or loss of JSP.

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

On December 12, 2002, the Company participated in another recapitalization of M&G Holdings. At that time, 20,000 shares of authorized M&G Holdings common stock were reclassified as 20,000 shares of Class B Common Stock and the M&G Holdings Junior Preferred Stock was reclassified as 80,000 shares of Class A Common Stock. The Class A Common Stock has a liquidation preference of $46,800, is entitled to a cumulative preferential dividend of 6% per annum, and after the preference is satisfied, each share of Class A Common Stock participates on a pro rata basis with each share of Class B Common Stock. Each share of Class A Common Stock and each share of Class B Common Stock are entitled to one vote. After the recapitalization, M&G Holdings will continue to remain a consolidated subsidiary of the Company.

Note 5 - Inventories

Inventories consist of:

                          Dec. 31, 2003       Dec. 31, 2002
                          -------------       -------------

Raw Materials               $ 54,588            $ 52,450
Work-in-process               17,773              20,417
Finished goods                54,794              57,586
                              ------              ------
                            $127,155            $130,453
                            ========            ========

Note 6- Property, plant and equipment

Property, plant and equipment, at cost, consists of:

                                              Dec. 31, 2003    Dec. 31, 2002
                                              -------------    -------------

Land                                             $ 13,809          $12,971
Machinery and equipment                           155,008          147,400
Buildings and improvements                         39,878           37,530
Furniture and fixtures                             61,049           67,766
                                                 --------        ----------
                                                  269,744          265,667

Accumulated depreciation and amortization        (176,717)        (163,760)
                                                 ---------        ---------

                                                 $ 93,027         $101,907
                                                  ========        =========

Note 7 - Investments in and advances to affiliates

As of December 31, 2002 and 2003 the Company had $16,323 and $18,468, respectively, of unsecured advances due from JIR Broadcast, Inc. and JIR Paging, Inc. The Chief Executive Officer of each of these companies is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are directors and stockholders of the Company as well as other partners, principals and associates of The Jordan Company who are also stockholders of the Company. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors.

In November 1998, the Company, through Kinetek, invested $5,585 in Class A Preferred Units and $1,700 in Class B Preferred Units of JZ International, LLC. In April 2000, the Company, through Kinetek, invested an additional $5,059 in Class A Preferred Units of JZ International, LLC. This increased the Company's investment in JZ International to $12,344 at December 31, 2003. JZ International's Chief Executive Officer is David W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are directors and stockholders of the Company, as well as other members. JZ International is focused on making European and other international investments.

Through December 17, 2002, the Company had made unsecured advances of approximately $11,201 to ISMG, an Internet services provider with approximately 93,000 customers. ISMG stockholders were Messrs. Jordan, Quinn, Zalaznick and Boucher, who are directors and stockholders of the Company as well as other partners, principals, and associates of The Jordan Company who are stockholders of the Company. The Company also owned $1,000 of ISMG's 5% mandatorily redeemable cumulative preferred stock and 5% of the common stock of ISMG, with the remainder owned by the Company's stockholders and management of ISMG. On December 17, 2002, the Company sold its investments in ISMG for a nominal amount.

Effective January 1, 2002, the Company sold its subsidiary, JI Flavor & Fragrance, Inc., to FFG Industries, Inc., or FFG, for a $10,100 note. FFG's Chief Executive Officer is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are directors and stockholders of the Company as well as other partners, principals, and associates of The Jordan Company who are stockholders of the Company. JI Flavor & Fragrance, Inc. is a developer and compounder of flavors for use in beverages of all kinds, including coffee, tea, juices and cordials, as well as bakery products, ice cream and dairy products. JI Flavor & Fragrance, Inc. was a part of the Consumer & Industrial Products segment prior to its disposal.

As of December 31, 2001, 2002 and 2003, the Company had $0, $814 and $2,162, respectively, of net unsecured advances due from Healthcare Products Holdings, Inc. Healthcare Products Holdings' Chief Executive Officer is Mr. Quinn, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders.

The Company has a 20% limited partnership interest in a partnership that was formed during 2000 for the purpose of making equity investments primarily in datacom/telecom infrastructure and software, e-commerce products and services, and other Internet-related companies. The Company has a $10,000 capital commitment, of which $2,984 and $2,640 was contributed as of December 31, 2003 and 2002, respectively. In addition, the Company funded $1,015 in promissory notes to the partnership for working capital needs. The Company is accounting for this investment using the equity method of accounting. Certain stockholders of the Company are also stockholders in the general partner of the partnership. The Company has an agreement with the partnership to provide management services to the partnership for annual fees of 1.25% and 1.875% of total partnership committed capital of $50,000 for 2003 and 2002, respectively.

See Note 14 for additional discussion of related party transactions.

Note 8 - Accrued liabilities

Accrued liabilities consist of:

                                               Dec. 31,      Dec. 31,
                                                 2003          2002
                                               --------      --------

Accrued vacation                                $3,186        $2,982
Accrued income taxes                             7,685         1,779
Accrued other taxes                              1,976         1,870
Accrued commissions                              2,897         2,949
Accrued interest payable                        19,272        20,483
Accrued payroll and payroll taxes                5,333         4,715
Accrued rebates                                  4,012         3,083
Accrued medical & worker's compensation         13,605        11,081
Accrued management fees                          9,605         8,429
Accrued other expenses                          21,243        21,211
                                               -------       -------
                                               $88,814       $78,582
                                               =======       =======

Note 9 - Operating leases

Certain subsidiaries lease land, buildings, and equipment under non-cancelable operating leases.

Total minimum rental commitments under non-cancelable operating leases at December 31, 2003 are:

                     2004                  14,591
                     2005                  10,890
                     2006                   8,771
                     2007                   7,274
                     2008                   6,017
                  Thereafter               11,781
                                          -------
                                          $59,324
                                          =======

Rental expense amounted to $17,412, $18,275, and $18,229 for 2003, 2002, and
2001, respectively.

Two subsidiaries of Kinetek, Merkle-Korff and Motion Control, as well as one of the Company's subsidiaries, Seaboard, lease certain production, office and warehouse space from related parties. Rent expense, including real estate taxes attributable to these leases, was $1,727, $1,848, and $1,588 for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 10 - Benefit plans and pension plans

Substantially all of the Company's subsidiaries participate in the JII 401(k) Savings Plan (the "Plan"), a defined-contribution plan for salaried and hourly employees. In order to participate in the Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of his or her before-tax wages into the Plan. In addition to the JII 401(k) Plan, certain subsidiaries have additional defined contribution plans in which employees may participate. The Company made contributions to these plans totaling approximately $1,870, $2,014 and $2,023 for the years ended December 31, 2003, 2002 and 2001, respectively.

FIR, a Kinetek subsidiary located in Italy, provides for a severance liability for all employees at 7.4% of each respective employee's annual salary. In addition, the amount accrued is adjusted each year according to an official index (equivalent to 0.75% of the retail price index). This obligation is payable to employees when they leave the company and approximated $3,380 and $2,843 at December 31, 2003 and 2002, respectively.

The Company has two defined benefit pension plans at Alma and one defined benefit pension plan at JII Promotions that cover substantially all of the employees of those subsidiaries. The following table sets forth the change in benefit obligations, change in plan assets and net amount recognized as of December 31, 2003 and 2002.

The Company has one retiree health care plan at Alma and one retiree health care plan at JII Promotions that cover substantially all of the employees of those subsidiaries. The plans provide for certain medical and prescription drug benefits for those individuals that choose to participate in the plans. The following table details funded status of the plans and the components of the costs recognized as of December 31, 2003 and 2002.

Pension Plans
The funded status of the defined benefit plans were as follows:

                                                     2003             2002
                                                     ----             ----

Change in Benefit Obligation:

Benefit obligation at beginning of period           $19,162         $16,276

  Service cost                                          780             676
  Interest cost                                       1,238           1,195
  Plan amendments                                         -             364
  Actuarial loss                                         92           1,721
  Benefits paid                                      (1,031)         (1,070)
                                                    --------         -------

Benefit obligations at end of period                $20,241         $ 19,162
                                                    -------         --------

Change in Plan Assets:

Fair value at beginning of year                     $12,792         $14,068

  Actual return on assets                             1,844            (853)
  Contributions received                               1,251            648
  Benefits paid                                       (1,031)        (1,071)
                                                     --------       --------
Fair value at end of year                            $14,856        $12,792
                                                     --------       --------

  Underfunded status of the Plan                      (5,385)        (6,370)
  Unrecognized net actuarial loss                      3,415          4,213
  Unrecognized prior service cost                        644            703
                                                      -------       --------
  Accrued benefit cost                               $(1,326)       $(1,454)
                                                     ========       ========

The following table provides amounts recognized in the balance sheet as of December 31:

                                                    Year ended December 31
                                                      2003          2002
                                                      ----          ----

  Intangible asset                                  $   644         $ 698
  Accumulated other comprehensive income              2,888         3,316
  Accrued Benefit Liability                          (4,858)       (5,468)
                                                     -------       -------

  Net amount recognized                             $(1,326)      $(1,454)
                                                    ========      ========

The total accumulated benefit obligation for the defined benefit pension plans was $19,714 and $18,245 at December 31, 2003 and 2002, respectively.

The plans' expected long-term rates of return on plan assets range from 7.5% to 8.5% and is based on the aggregate historical returns of the investments that comprise the defined benefit plan portfolio.

The components of net pension costs are as follows:

                                                  Year ended December 31,
                                                  2003         2002
                                                  ----         ----

  Service cost                                   $  780        $  676
  Interest cost                                   1,238         1,195
  Expected return on plan assets                 (1,080)       (1,176)
  Prior service costs recognized                     59            57
  Recognized net actuarial loss (gain)              126            (7)
                                                 -------        ------
  Net periodic benefit cost                      $1,123          $745
                                                 ======          =====

Assumptions used to determine benefit obligations at the end of the year for the defined benefit plans are as follows:

                                                 Year ended December 31,
                                                  2003             2002
                                                  ----             ----

Discount rates                                        6.50%        6.75%
Rates on increase in compensation levels      3.00% - 4.00%        4.00%

Assumptions used to determine net costs for the defined benefit plans are as follows:

                                                     Year ended December 31,
                                                   2003         2002     2001
                                                   ----         ----     ----

Discount rates                                          6.50%   6.75%    7.50%
Long-term rates of return on plan assets        7.50% - 8.50%   8.50%    8.50%
Rates of increase in compensation levels        3.00% - 4.00%   4.00%    4.50%

The Company's strategy is to fund its defined benefit plan obligations. The need for further contributions will be based on changes in the value of plan assets and the movements of interest rates during the year. During the year, management at the applicable subsidiaries periodically reviews with its actuaries its investment strategy and funding needs.

The Company's pension plan asset allocation at December 31, 2003 and 2002 by asset category are as follows:

           Asset Category            Percentage of Plan Assets
         -------------------        ----------------------------
                                        2003          2002
                                       ------        ------

        Cash and equivalents            1.1%          1.1%
        Fixed income securities        38.1%         40.3%
        Equity securities              60.8%         58.6%
                                        -----       ------
                                       100.0%       100.0%

Other Post-Retirement Benefit Plans

The funded status of the Company's other post-retirement healthcare benefit plans were as follows:

                                                 2003              2002
                                                 ----              ----
Change in Benefit Obligation:

Benefit obligation at beginning of period       $4,749           $ 3,803

  Service cost                                     184               153
  Interest cost                                    359               289
  Actuarial loss                                   368               879
  Benefits paid                                   (348)             (375)
                                                -------          --------

Benefit obligations at end of period            $5,312           $ 4,749
                                                -------          --------
Change in Plan Assets:

Fair value at beginning of year                 $    -           $     -

  Actual return on plan assets                       -                 -
  Employer contributions                           348               375
  Benefits paid                                   (348)             (375)
                                                -------          --------
Fair value at end of year                       $    0           $     0
                                                -------          --------

  Underfunded status of the plan                 (5,312)          (4,749)
  Unrecognized net actuarial loss                 1,622            1,445
                                                --------         --------
  Accrued benefit cost                          $(3,690)         $(3,304)
                                                ========         ========

The following table provides amounts recognized in the balance sheet as of December 31:

                                           2003          2002
                                           ----          ----
  Prepaid benefit cost                  $     -       $      -
  Accrued benefit liability              (3,690)        (3,304)
                                         -------      ---------
  Net amount recognized                 $(3,690)      $ (3,304)
                                        ========      =========

The components of net periodic post-retirement benefit costs are as follows:

                                         2003             2002
                                         ----             ----
  Service cost                           $ 184           $ 153
  Interest cost                            359             289
  Recognized net actuarial loss            192             125
                                         -----           -----
  Net periodic benefit cost              $ 735           $ 567
                                         =====           =====

Assumptions used to determine benefit
obligations for the Company's post-retirement benefit plans are as follows:

                                         2003             2002
                                         ----             ----
Discount rate                            6.50%           6.75%

Assumptions used to determine net costs for the Company's post-retirement benefit plans are as follows:

                                        2003             2002
                                        ----             ----
Discount rate                           6.50%           6.75%

A 5.8% annual rate of increase for medical and a 7.4% annual rate of increase for prescription drugs in the per capita cost of covered post-retirement benefits was assumed for 2004. The rate was assumed to decrease gradually to 5% for 2006 and remain at that level thereafter.

Increasing or decreasing the health care trend rates by one percentage point each year would have the following effect:

                                                           1% Increase    1% Decrease
                                                           -----------    -----------
Effect on post-retirement benefit obligation                   993            (837)
Effect on total of service and interest cost components         54             (38)

Note 11 - Debt

Long-term debt consists of:

                                                December 31,      December 31,
                                                   2003               2002
                                                ------------      ------------
Revolving Credit Facilities (A)                   $49,043           $37,241
Bank Term Loans (B)                                15,510            14,571
Capital lease obligations (C)                      10,509            17,162
Senior Notes (D)                                  566,623           565,690
Senior Subordinated Discount Debentures (D)        94,886            94,886
Subordinated promissory notes (E)                  10,008            19,086
Other                                               1,632             1,773
                                                 --------          ---------
                                                  748,211           750,409
Less current portion                              (20,087)          (34,893)
                                                 ---------         ---------
                                                 $728,124          $715,516
                                                 =========         =========


Aggregate maturities of long-term debt at December 31, 2003, excluding unamortized premiums and discounts, are as follows:

            2004                       $20,087
            2005                         7,157
            2006                       322,501
            2007                       302,001
            2008                         4,851
            Thereafter                  95,991
                                        ------
                                      $752,588

A. On August 16, 2001, the Company entered into a new Loan and Security Agreement ("JII Agreement") with Congress Financial Corporation ("Congress") and First Union National Bank ("First Union"). The JII Agreement provides for borrowings of up to $110,000 based on the value of certain assets, including inventory, accounts receivable and fixed assets. Interest on borrowings is at the Prime Rate plus an applicable margin, or at the Company's option, the Eurodollar Rate plus an applicable margin (4.3% and 3.9%, respectively, at December 31, 2003). At December 31, 2003, the Company had outstanding borrowings of $49,043, outstanding letters of credit of $3,757, and excess availability of $17,761. The JII Agreement is secured by the assets of substantially all of the Company's domestic Subsidiaries, excluding Kinetek and its subsidiaries. The JII Agreement expires on August 16, 2006.

     On December 18, 2001, Kinetek, Inc. entered into a new Loan and Security Agreement ("Kinetek Agreement") with Fleet Bank ("Fleet"). The Kinetek Agreement provides for borrowings of up to $35,000 based on the value of certain assets, including inventory, accounts receivable, machinery and equipment, and real estate. Outstanding borrowings bear interest at a rate of prime plus 1.35% (5.6% at December 31, 2003). Kinetek had $0 of outstanding borrowings, $9,175 of outstanding letters of credit, and $16,638 of excess availability under the Kinetek Agreement at December 31, 2003. Borrowings are secured by the stock and substantially all of the assets of Kinetek. The Kinetek Agreement expires on December 18, 2005.

B. Bank term loans consist of a mortgage on the Pamco facility, which bears interest at 6.25% and is due in monthly installments through 2008. The mortgage is secured by the Pamco facility. There are also mortgages on two Deflecto facilities, which bear interest at .25% below the prime rate and are due in 2004 and 2015.

     The Company also has various bank loans related to one of Kinetek's foreign subsidiaries. These loans are for real estate and working capital needs. These loans bear interest from 4.8% to 5.6% and mature in 2004.

C. Interest rates on capital leases range from 4.3% to 11.0% and mature in installments through 2008 and beyond.

     The future minimum lease payments as of December 31, 2003 under capital leases consist of the following:


     2004                                               $3,530
     2005                                                2,350
     2006                                                2,201
     2007                                                1,123
     2008                                                3,080
     Thereafter                                            278
                                                        ------
       Total                                            12,562
     Less amount representing interest                  (2,053)
                                                        -------
     Present value of future minimum lease payments    $10,509
                                                       ========

     The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 2003.

D. In July 1997, the Company issued $120,000 of 10 3/8% Senior Notes due 2007 ("2007 Seniors"). These notes bear interest at a rate of 10 3/8% per annum, payable semi-annually in cash on February 1 and August 1 of each year. The 2007 Seniors are redeemable for 102.594% of the principal amount from August 1, 2003 to July 31, 2004 and 100% from August 1, 2004 and thereafter plus any accrued and unpaid interest to the date of redemption. The fair value of the 2007 Seniors was approximately $56,400 at December 31, 2003. The fair value was calculated using the 2007 Seniors' December 31, 2003 market price multiplied by the face amount. The 2007 Seniors are unsecured obligations of the Company.

     In March 1999, the Company issued $155,000 of 10 3/8% Senior Notes due 2007 ("New 2007 Seniors"). These notes have the identical interest and redemption terms as the 2007 Seniors. The fair value of the New 2007 Seniors was approximately $72,850 at December 31, 2003. The fair value was calculated using the New 2007 Seniors' December 31, 2003 market price multiplied by the face amount. The New 2007 Seniors are unsecured obligations of the Company.

     In February 2004, the Company concluded an Exchange Offer which replaced $247,619 of a combination of the 2007 Seniors and the New 2007 Seniors with a new issuance of Senior Notes ("Exchange Notes") with a value at maturity of $173,334 (see Note 22). Kinetek has outstanding $270,000 of 10 3/4% Senior Notes due November 2006 ("Kinetek Notes"). Interest on the Kinetek Notes is payable in arrears on May 15 and November 15. The notes are redeemable at the option of Kinetek, in whole or in part, at any time on or after November 15, 2001. The fair value of the Kinetek Notes at December 31, 2003 was $229,500. The fair value was calculated using the Kinetek Notes' December 31, 2003 market price multiplied by the face amount. The Kinetek Notes are unsecured obligations of Kinetek, Inc.

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

     In April 1997, the Company issued $213,636 aggregate principal amount of 11 3/4% Senior Subordinated Discount Debentures due 2009 ("2009 Debentures"). The 2009 Debentures were issued at a substantial discount from the principal amount. Interest on the 2009 Debentures is payable in cash semi-annually on April 1 and October 1 of each year beginning October 1, 2002. The 2009 Debentures are redeemable for 102.937% of the accreted value from April 1, 2003 to March 31, 2004 and 100% from April 1, 2004 and thereafter plus any accrued and unpaid interest. The 2009 Debentures are unsecured obligations of the Company.

     Between May 29, 2002 and June 5, 2002, the Company repurchased $119,000 principal amount of its 2009 Debentures, for total consideration of $31,360, including expenses. After the purchase, $94,636 principal amount of 2009 Debentures were outstanding. The Company reported a gain of $52,518, net of taxes of $36,364 in the 2002 statement of operations related to this purchase. The fair value of the remaining 2009 Debentures was approximately $19,164 at December 31, 2003. The fair value was calculated using the 2009 Debentures' December 31, 2003 market price multiplied by the face amount.

     In July 1993, the Company issued $133,075 of 11 3/4% Senior Subordinated Discount Debentures ("Discount Debentures") due 2005. In April 1997, the Company refinanced substantially all of the Discount Debentures and issued the 2009 Debentures. At December 31, 2003, $250 of the Discount Debentures were still outstanding. The interest on the Discount Debentures is payable in cash semi annually on February 1 and August 1.

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

     The Indentures governing the Kinetek Notes and 2007 Kinetek Notes contain certain covenants which, among other things, restrict the ability of Kinetek to incur additional indebtedness, to pay dividends or make other restricted payments, engage in transactions with affiliates, to complete certain mergers or consolidations, or to enter into certain guarantees of indebtedness.

     The Company is, and expects to continue to be, in compliance with the provisions of these Indentures.

E. Subordinated promissory notes payable are due to minority interest shareholders and former shareholders of certain subsidiaries in installments through 2006, and bear interest ranging from 8% to 9%. The loans are unsecured.

     Interest expense includes $6,196, $6,193 and $4,666 of amortization of debt issuance costs for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 12 - Income taxes

(Loss) income from continuing operations before income taxes and minority interest is as follows:


                                Year ended December 31,
                                ------------------------
                           2003          2002           2001
                           ----          ----           ----

        Domestic        $(30,377)      $45,532        $(71,458)
        Foreign            5,974         7,366           7,457
                        ---------      -------        ---------
         Total          $(24,403)      $52,898        $(64,001)
                        =========      =======        =========

The provision (benefit) for income taxes from continuing operations consists of the following:

                                   Year ended December 31,
                                   ------------------------
                             2003         2002        2001
                             ----         ----        ----
Current:
Federal                      $ -       $(8,137)    $(13,711)
Foreign                    1,987        (1,531)       3,242
State and Local            1,192         6,843        1,394
                           -----       --------    ---------
                           3,179        (2,825)      (9,075)
Deferred:
Federal                    3,893        30,096        4,219
Foreign                      466            35          483
State and Local              935         2,670         (950)
                             ---      --------       -------
                           5,294        32,801        3,752
                           -----      --------       -------
Total                     $8,473      $ 29,976       $(5,323)
                          ======      ========       ========

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                 December 31,      December 31,
                                                     2003              2002
                                                -----------       ------------
Deferred tax liabilities:
Goodwill                                         $  5,681         $    854
Property, plant and equipment                       3,737            3,840
Inter company tax gains                             4,039            4,579
Acquisition related liabilities                         -            3,046
Foreign deferred tax liabilities                    2,517            2,051
Other                                                 594            2,257
                                                 --------         --------
   Total deferred tax liabilities                $ 16,568         $ 16,627
                                                 ========         ========

Deferred tax assets:
NOL carryforwards                                $ 23,671         $  8,712
Accrued interest on discount debentures             6,977            6,977
Pension obligation                                  1,368            1,454
Vacation accrual                                    1,386            1,214
Uniform capitalization of inventory                 2,673            2,577
Allowance for doubtful accounts                     4,879            4,696
Deferred financing fees                               389              464
Intangibles other than goodwill                     4,726            5,151
Medical claims reserve                              1,183            1,905
Accrued commissions and bonuses                     2,131            1,090
Warranty accrual                                      544              438
Inventory reserves                                  1,665            2,097
Restructuring reserve                                 554              743
Interest income                                     1,240              930
Other accrued liabilities                           8,615            7,688
Other                                               1,794            1,450
                                                 ---------         -------
   Total deferred tax assets                     $ 63,795         $ 47,586
Valuation allowance for deferred tax assets      $(55,425)        $(33,863)
                                                 ---------        ---------
   Total deferred tax assets                     $  8,370         $ 13,723
                                                 ---------         --------
   Net deferred tax (liabilities) assets         $ (8,198)        $ (2,904)
                                                 =========        =========

In 2002, the Company adopted SFAS No. 142 which provides that goodwill no longer be amortized. For tax purposes, goodwill continues to be amortized over a fifteen-year life. As such, the tax amortization generates a temporary difference and a corresponding deferred tax liability arises for financial statement purposes. Because goodwill is no longer amortized for financial reporting purposes, the Company cannot determine when the resulting deferred tax liabilities will reverse. Therefore, the Company has not considered any future reversal of the deferred tax liability related to goodwill to support the realization of the deferred tax assets.

The provision (benefit) for income taxes from continuing operations differs from the amount of income tax benefit computed by applying the United States federal income tax rate to loss before income taxes. A reconciliation of the differences is as follows:

                                                       Year ended December 31,
                                                       -----------------------
                                                 2003         2002       2001
                                                 ----         ----       ----
Computed statutory tax (benefit) provision     $ (8,542)    $18,514    $(22,400)
(Increase) decrease resulting from:
  Non-taxable income                             (2,168)          -          -
  Non-deductible expenses                           612         279       1,854
  State and local tax, net of federal benefit     1,383       8,957         289
  Valuation allowance                            21,562       5,804      11,410
  Foreign tax rate differential                    (540)     (4,075)      1,116
  Other items, net                               (3,834)        497       2,408
                                                -------      -------     -------
Provision (benefit) for income taxes            $ 8,473      $29,976    $(5,323)
                                                =======      =======    ========

As of December 31, 2003, total consolidated federal net operating loss carryforwards are approximately $63,460 for regular tax purposes, and expire in various years through 2018. Pursuant to Internal Revenue Service regulations, approximately $20,530 of the total federal loss carryforwards are subject to separate return limitation year rules regarding their usage. A full valuation allowance has been provided against the total federal loss carryforwards.

Note 13 - Sale of Subsidiaries

On September 19, 2003, the Company sold the net assets of the School Annual division of JII Promotions to a third party for cash proceeds, net of fees of $9,400. The School Annual division manufactures and distributes color and black and white soft-cover yearbooks for kindergarten through eighth grade. The Company recognized a gain of $8,190 related to the sale of this division. JII Promotions is a part of the Specialty Printing and Labeling segment.

On September 8, 2003, the Company sold the net assets of the Midwest Color division of Sate-Lite to a third party for cash proceeds, net of fees, of $678. The Midwest Color division manufactures colorants for the thermoplastics industry. The Company recognized a loss of $401 related to the sale of this division. Sate-Lite is a part of the Jordan Specialty Plastics segment.

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

On February 2, 2001, the Company sold the assets of Riverside Book & Bible ("Riverside") to a third-party for cash proceeds of $16,663. Riverside is a publisher of Bibles and a distributor of Bibles, religious books and music recordings. The Company recognized a loss on the sale of $2,798, which was recorded in the fourth quarter of 2000. Riverside was a part of the Consumer & Industrial Products segment prior to its disposal.

Note 14 - Related party transactions

Transaction Advisory Agreement. Each of the Company's subsidiaries are parties to an advisory agreement with the Company, referred to as the Transaction Advisory Agreement, pursuant to which, such subsidiaries pay to the Company
(i) investment banking and sponsorship fees of up to 2.0% of the aggregate consideration paid in connection with acquisitions, joint ventures, minority investments or sales by each such subsidiary of all or substantially all of its or its subsidiaries capital stock, businesses or properties; (ii) financial advisory fees of up to 1.0% of the amount obtained or made available pursuant to any debt, equity or other financing or refinancing involving such subsidiary, in each case, arranged with the assistance of the Company or its affiliates; and (iii) reimbursement for the Company's out-of-pocket costs in connection with providing such services. Each Transaction Advisory Agreement contains indemnities in favor of the Company and its affiliates, and The Jordan Company and certain of its affiliates, including TJC Management Corporation, in connection with the Transaction Advisory Agreement and such services. The Transaction Advisory Agreement will expire in December 2007, but is automatically renewed after such date for successive one-year terms, unless any party provides written notice of termination 60 days prior to the scheduled renewal date. The Company recorded fees pursuant to the Transaction Advisory Agreement of $1,833, $774 and $0 for the years 2001, 2002 and 2003, respectively.

TJC Management Consulting Agreement. JII has entered into a consulting services agreement with TJC Management Corporation, an affiliate of The Jordan Company, referred to as the TJC Management Consulting Agreement, pursuant to which the Company will in turn pay to TJC Management Corporation (i) annual consulting fees of $3.0 million, payable quarterly; (ii) one-half of the investment banking, sponsorship and financing advisory fees paid to the Company pursuant to the Transaction Advisory Agreement, unless otherwise determined by our Board of Directors; (iii) (A) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures and minority investments or sales involving the Company or its other subsidiaries and (B) financial advisory fees of up to one-half of 1.0% of any debt, equity or other financing or refinancing involving the Company or such subsidiaries, in each case, arranged with the assistance of TJC Management Corporation or its affiliates, unless otherwise determined by the Company's Board of Directors; and (iv) reimbursement for TJC Management Corporation's and The Jordan Company's out-of-pocket costs incurred in connection with such services. The TJC Management Consulting Agreement also contains indemnities in favor of TJC Management Corporation and its affiliates and The Jordan Company and its affiliates in connection with such services. In consideration for these fees, the services of Mr. Jordan and the investment banking, sponsorship and advisory services of TJC Management Corporation will be provided to the Company. The TJC Management Consulting Agreement will expire in December 2007, but is automatically renewed after such date for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. The Company did not pay to TJC Management Corporation or The Jordan Company any fees or cost reimbursements for the years 2001, 2002 or 2003 under this agreement. Approximately, $9,605 of such fees and cost reimbursements are accrued and unpaid under this agreement as of December 31, 2003.

Service and Fee Agreements. Nine companies that are not subsidiaries - Healthcare Products Holdings, Inc., SourceLink, Inc., Saldon Holdings, Inc. (until September 2003), Flavor and Fragrance Holdings, Inc., Staffing Consulting Holdings, Inc. Internet Services Management Group Holdings, Inc., (until December 2002), D-M-S Holdings, Inc., Mabis Healthcare Holdings, Inc. and Fleet Graphics Holdings, Inc. - are parties to service and fee agreements or arrangements with the Company and/or TJC Management Corporation, pursuant to which such companies will pay to the Company and/or TJC Management Corporation (i) investment banking and sponsorship fees of up to 2.0% of the aggregate consideration paid in connection with acquisitions, joint ventures, minority investments or sales by such companies of all or substantially all of their or their subsidiaries' capital stock, businesses or properties; (ii) financial advisory fees of up to 1.0% of any amount obtained or made available pursuant to debt, equity or other financing or refinancing involving such company, in each case, arranged with the Company's assistance or that of its affiliates; (iii) fees based upon a percentage of net EBITDA (as defined) or net sales; and (iv) reimbursement for the Company's and/or TJC Management Corporation's out of pocket costs in connection with providing such services. These fee agreements or arrangements contain indemnities in favor of the Company and its affiliates, including TJC Management Corporation, in connection with such services. Pursuant to the TJC Management Consulting Agreement, the Company, in turn, will also pay to TJC Management Corporation one-half of such investment banking, sponsorship and financial advisory fees and its portion of such cost reimbursements, unless otherwise determined by the Company's Board of Directors. These fee agreements or arrangements will expire at various times from 2007 through 2009, but are automatically renewed after such date for successive one year terms, unless any party provides written notice of termination 60 days prior to the scheduled renewal date. The Company received approximately $643, $146, and $338 for the years ended December 31, 2001, 2002 and 2003 respectively, pursuant these services and fee arrangements.

Legal Counsel. Mr. G. Robert Fisher, a director of, and secretary to, the Company, is a partner of Sonnenschein, Nath & Rosenthal LLP. Mr. Steven L. Rist, the general counsel and assistant secretary to the Company, is also a partner of Sonnenschein, Nath & Rosenthal LLP. Mr. Fisher, Mr. Rist and their law firm have represented the Company and The Jordan Company in the past, and expect to continue representing them in the future. In 2003, Sonnenschein, Nath & Rosenthal LLP was paid approximately $956 in fees and expenses by the Company. The Company believes that the fees paid were equivalent to what it would have paid to an unaffiliated third party law firm for similar services.

Note 15 - Preferred Stock

M&G Holdings has $1,500 of senior, non-voting 8.0% cumulative preferred stock outstanding to its minority shareholders. The liquidation value of the preferred stock was $2,535 and $2,342 as of December 31, 2003 and 2002, respectively.

Note 16 - Business segment information

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

Jordan Specialty Plastics includes the manufacturing of point-of-purchase advertising displays by Beemak; manufacture and marketing of safety reflectors, lamp components, bicycle reflector kits, modular storage units, and emergency warning triangles by Sate-Lite; and design, manufacture, and marketing of plastic injection-molded products for mass merchandisers, major retailers, and large wholesalers and manufacture of extruded vinyl chairmats for the office products industry by Deflecto.

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

Consumer and Industrial Products includes the manufacturing and importing of decorative home furnishing accessories and the specialty retailing of gifts and decorative home accessories by Welcome Home LLC; manufacture of orthopedic supports and pain reducing medical devices at Cho-Pat, and the storage of data and access to dedicated Internet connectivity at GramTel.

Measurement of Segment Operating Income and Segment Assets

The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in Note 2 - Significant Accounting Policies.

Intra-segment sales exist between Cape and Welcome Home and between Sate-Lite and Beemak and Deflecto. These sales were eliminated in consolidation and are not presented in segment disclosures. No single customer accounts for 10% or more of segment or consolidated net sales.

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

Summary financial information by business segment is as follows:
                                                  Year ended December 31,
                                                  ----------------------
                                                 2003        2002        2001
                                                 ----        ----        ----
Net Sales:
 Specialty Printing and Labeling               $100,580    $104,594    $112,123
 Jordan Specialty Plastics                      117,374     108,043      98,733
 Jordan Auto Aftermarket                        144,874     155,754     147,047
 Kinetek                                        288,075     282,666     287,362
 Consumer and Industrial Products                69,126      68,975      77,558
                                               --------    --------    --------
  Total                                        $720,029    $720,032    $722,823
                                               ========    ========    ========
Operating income (loss):
 Specialty Printing and Labeling                 $1,357      $3,707       $(984)
 Jordan Specialty Plastics                        5,482       7,501       2,057
 Jordan Auto Aftermarket                          7,266      17,488      17,194
 Kinetek                                         30,418      38,444      37,272
 Consumer and Industrial Products                 2,296       1,037      (3,485)
                                               --------    --------    --------
  Total business segment operating income        46,819      68,177      52,054

 Corporate expense                               (5,959)    (21,358)    (23,336)
                                               --------    --------    --------
  Total consolidated operating income           $40,860     $46,819     $28,718
                                               ========    ========    ========

Depreciation and Amortization:
 Specialty Printing and Labeling                 $2,474      $2,882      $4,980
 Jordan Specialty Plastics                        5,021       5,391       6,677
 Jordan Auto Aftermarket                          2,289       2,420       4,595
 Kinetek                                          6,990       7,103      14,611
 Consumer and Industrial Products                 1,151       1,998       3,509
                                               --------    --------    --------
  Total business segment amortization and
   depreciation                                  17,925      19,794      34,372

Corporate                                         3,910       4,732       4,724
  Total consolidated depreciation              --------    --------     -------
   and amortization                             $21,835     $24,526     $39,096
                                               ========    ========     =======

Capital expenditures:
 Specialty Printing and Labeling                   $411      $1,720      $1,882
 Jordan Specialty Plastics                        2,563       4,319       2,623
 Jordan Auto Aftermarket                          2,511       1,381       1,209
 Kinetek                                          4,084       4,681       4,577
 Consumer and Industrial Products                   971         896       1,045
 Corporate                                          330         898       1,478
                                               --------    --------    --------
  Total capital expenditures                    $10,870     $13,895     $12,814
                                               ========    ========    ========

                                                  December 31,
                                                 2003      2002
                                                 ----      ----
Identifiable assets (end of year):
 Specialty Printing and Labeling                $51,619    $62,149
 Jordan Specialty Plastics                      110,044    110,071
 Jordan Auto Aftermarket                        105,719    106,130
 Kinetek                                        359,976    354,213
 Consumer and Industrial Products                21,722     23,188
                                                -------    -------
  Total consolidated business segment assets    649,080    655,751
 Corporate assets                                52,448     53,493
                                               --------   --------
  Total consolidated identifiable assets       $701,528   $709,244
                                               ========   ========

Summary financial information by
 geographic area is as follows:                  Year ended December 31,
                                                --------------------------
                                                2003       2002       2001
                                                ----       ----       ----
Net sales to unaffiliated customers:
United States                                 $635,282   $638,729   $648,955
Foreign                                         84,747     81,303     73,868
                                              --------   --------   --------
 Total                                        $720,029   $720,032   $722,823
                                              ========   ========   ========
Identifiable assets (end of year):
United States                                 $585,164   $612,163
Foreign                                        116,364     97,081
                                              --------   --------
 Total                                        $701,528   $709,244
                                              ========   ========


Note 17 - Acquisition and formation of subsidiaries
---------------------------------------------------

On April 11, 2002, Kinetek, Inc. formed a cooperative joint venture with Shunde De Sheng Electric Motor Group Co., Ltd. ("De Sheng Group"), which is named Kinetek De Sheng (Shunde) Motor Co., Ltd. (the "JV"). Kinetek, Inc. initially contributed approximately $9,503, including costs associated with the transaction, for 80% ownership of the JV, with an option to purchase the remaining 20% in the future. The JV acquired all of the net assets of Shunde De Sheng Electric Motor Co., Ltd. ("De Sheng"), a subsidiary of De Sheng Group. This acquisition has been accounted for using the purchase method of accounting. The JV also assumed approximately $7,198 of outstanding debt.

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

Note  18  -  Additional  Purchase  Price   Agreements/Deferred   Purchase  Price
Agreements
--------------------------------------------------------------------------------

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

The Company also has a deferred purchase price agreement relating to its acquisition of Teleflow in July 1999. This agreement is based upon Teleflow achieving certain agreed upon earnings before interest, taxes, depreciation, and amortization for each year through the year ended December 31, 2003. The Company paid $750, $328, and $260 in 2003, 2002 and 2001, respectively, related to this agreement.

Kinetek has a contingent purchase price agreement relating to its acquisition of Motion Control on December 18, 1997. The terms of this agreement provide for additional consideration to be paid to the sellers. The agreement is exercisable at the sellers' option during a five year period beginning in 2003. As of December 31, 2003, the sellers had not exercised this option. When exercised, the additional consideration will be based on Motion Control's operating results over the two preceding fiscal years. Payments, if any, under the contingent agreement will be placed in a trust and paid out in cash over a four-year period, in annual installments according to a schedule, which is included in the agreement. Additional consideration, if any, will be recorded as an addition to goodwill.

Note 19 - Settlement of Litigation
----------------------------------

In June 2003, the Company reached a settlement with the former shareholders of ED&C, a subsidiary of Kinetek, in which the Company received $1,150 in cash, and long-term debt of $3,850 plus accrued interest of $693, was extinguished. The Company recorded a gain of $5,693 which is included in other (income) expenses in the Company's condensed consolidated statements of operations.

Note 20 - Contingencies
-----------------------

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Note 21 - Quarterly Financial Information (Unaudited)
-----------------------------------------------------

                                                      Three Months Ended
                                                      ------------------
                                   December 31    September 30      June 30 (2)   March 31 (1)
                                   -----------    ------------      -------       --------
2003:
Net sales                            $178,462        $183,180       $188,680      $169,707
Cost of sales,
 excluding depreciation               123,686         122,633        123,420       111,755
Net loss                              (18,135)         (4,630)        (2,405)       (7,899)

2002:
Net sales                            $175,958        $186,942       $191,640      $165,492
Cost of sales,
 excluding depreciation               113,676         119,949        121,558       105,129
Net (loss) income                     (19,175)         (1,476)        52,439       (96,205)

(1) The net loss for the first quarter of 2002, as shown above, differs from the originally filed amounts by $87,065 due to the adoption of SFAS No. 142, as described in Note 3.

(2) The net income for the second quarter of 2002 includes a gain of $88,882 related to early extinguishment of debt, as described in note 11.



Note 22 Subsequent Events
-------------------------
On January 20, 2004, the Company sold the net assets of the Calendar and Ad Specialty divisions of JII Promotions for $6,155. The School Annual Division of JII Promotions was previously sold in September of 2003 for $9,400. Pursuant to these transactions, the Company has retained certain accounts receivable, fixed assets and pension liabilities. The disposal of these divisions will be recorded as a 2004 event and is expected to result in a nominal gain.

On February 18, 2004, the Company completed an Exchange Offer, whereby it exchanged $173,334 of new Senior Notes (the "Exchange Notes") for $247,619 of Old Senior Notes (the "2007 Seniors" and the "New 2007 Seniors"). The Exchange Notes were co-issued by JII Holdings LLC, a wholly owned subsidiary of the Company, and its wholly owned subsidiary, JII Holdings Finance Corporation. The Exchange Notes bear interest at 13% per annum which is payable semi annually on February 1st and August 1st of each year, and mature on April 1, 2007. The notes that were exchanged bore interest at 10 3/8% per annum, paid interest semi annually on February 1st and August 1st, and were scheduled to mature on August 1, 2007.

The Exchange Offer will be accounted for as a troubled debt restructuring in conformity with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings"
(SFAS No. 15). SFAS No. 15 requires that, when there is a modification of terms such as this, if the total debt service of the new debt is greater than the carrying amount on the balance sheet of the old debt, no gain should be recognized by the debtor at the time of the exchange. Accordingly, the Exchange Notes will be carried on the balance sheet at the same carrying amount as the Old Senior Notes and the reduction in the principal of the Exchange Notes compared to the Old Senior Notes will be recognized over the period to maturity of the Exchange Notes as a reduction of interest expense.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ------------------------------------------------------------

          None.

Item 9A.  Controls and Procedures
          -----------------------

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 ("Exchange Act") promulgated thereunder, we, with the participation of our chairman and our principle financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on such evaluation, our chairman and our principle financial officer have concluded that our disclosure controls and procedures were effective as of such time to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Since December 31, 2003, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
          -----------------------------------------------

The following sets forth the names and ages of each of the Company's directors and executive officers and the positions they hold at the
Company:

Name                   Age    Position with the Company
----                   ---    -------------------------

John W. Jordan II      56     Chairman of the Board of Directors and
                                Chief Executive Officer.
Thomas H. Quinn        56     Director, President and Chief Operating
                                Officer.
Gordon L. Nelson       46     Senior Vice President and Treasurer.
Lisa M. Ondrula        34     Vice President and Controller.
Joseph S. Steinberg    59     Director.
David W. Zalaznick     49     Director.
Jonathan F. Boucher    47     Director, Vice President and Assistant
                                Secretary.
G. Robert Fisher       63     Director and Secretary.
Steven L. Rist         44     General Counsel and Assistant Secretary

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

Mr. Jordan has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since 1988. Mr. Jordan is a managing partner of The Jordan Company, a private merchant banking firm which he founded in 1982. Mr. Jordan is also Chairman of the Board of Jordan Zalaznick Advisors, Inc. and TJC Management Corporation, Manager of JZ International, LLC, Managing Partner of Jordan Zalaznick Capital Company and Managing Member of Resolute Fund Partners, LLC. Mr. Jordan is also a director of Ameriking, Inc., Carmike Cinemas, Inc., Motors & Gears Holdings, Inc., Welcome Home, and Jackson Products, Inc. as well as other privately held companies.

Mr. Quinn has served as a director, President and Chief Operating Officer of the Company since 1988. From November 1985 to December 1987, Mr. Quinn was Group Vice President and a corporate officer of Baxter International ("Baxter"). From September 1970 to November 1985, Mr. Quinn was employed by American Hospital Supply Corporation ("American Hospital"), where he was a Group Vice President and corporate officer when American Hospital was acquired by Baxter. Mr. Quinn is also the Chairman of the Board and Chief Executive Officer of Jordan Specialty Plastics, Inc., SourceLink, Inc. and Archibald Candy Corporation. He is also Chairman of the Board and President of Healthcare Products Holdings, Inc., Mabis Healthcare Holdings, Inc., D-M-S Holdings, Inc., Motors & Gears Holdings, Inc., and Staffing Consultants, Inc. and
Chief Executive Officer of GramTel, LLC. Mr. Quinn is also a director of Welcome Home, Ameriking, Inc. and other privately held companies.
He is also a partner of The Jordan Company.

Mr. Nelson has served as the Company's Senior Vice President and
Treasurer since he joined the Company in 1996.

Ms. Ondrula joined the Company in 1994 and has served as the Company's Vice President and Controller since 1998. Prior to joining the Company, Ms. Ondrula was employed by Ernst & Young LLP.

Mr. Steinberg has served as a director of the Company since 1988.
Since 1979, Mr. Steinberg has been the President and a director of Leucadia National Corporation, a holding company. He is also a director of White Mountains Insurance Group Limited, Allcity Insurance Company, Finova Group, Inc. and Olympus Reinsurance Company, Limited. He also serves as a Trustee of New York University.

Mr. Zalaznick has served as a director of the Company since June 1997. Since 1982, Mr. Zalaznick has been a managing partner of The Jordan Company. Mr. Zalaznick is also the Manager, Chairman of the Board and Chief Executive Officer of Childrens Leisure Products, LLC and JZ International, LLC, Managing Member of Resolute Fund Partners, LLC, President of TJC Management Corporation and Jordan Zalaznick Advisors, Inc. and a Partner of Jordan Zalaznick Capital Company. Mr. Zalaznick is also a director of Carmike Cinemas, Inc., Ameriking, Inc., Marisa Christina, Inc., Motors & Gears Holdings, Inc., Jackson Products, Inc. and Safety Insurance Group, Inc. as well as other privately held companies.

Mr. Boucher has served as a Vice President, Assistant Secretary and director of the Company since 1988. Since 1983, Mr. Boucher has been a partner of The Jordan Company. Mr. Boucher is also a Senior Principal of The Jordan Company, LLC and a Consultant to TJC Management Corporation. Mr. Boucher is also a director of Motors & Gears Holdings, Inc.,
W-H Energy Sources, Inc., and Jackson Products, Inc. as well as several other privately held companies.

Mr. Fisher has served as a director and Secretary of the Company since 1988. Mr. Fisher also served as General Counsel of the Company from 1988 until 1996. Since February 1999, Mr. Fisher has been a member of the law firm of Sonnenschein, Nath & Rosenthal LLP, a firm that represents the Company in various legal matters. From June 1995 until February 1999, Mr. Fisher was a member of the law firm of Bryan Cave LLP. For the prior 27 years, Mr. Fisher was a member of the law firm of Smith, Gill, Fisher & Butts, P.C., which combined with Bryan Cave LLP in June 1995.

Mr. Rist has served as General Counsel of the Company since 1996 and as an Assistant Secretary of the Company since 1998. Since January 1999, Mr. Rist has been a member of the law firm of Sonnenschein, Nath & Rosenthal LLP, a firm that represents the Company in various legal matters. From June 1995 until January 1999, Mr. Rist was a member of the law firm of Bryan Cave LLP. For the prior 12 years, Mr. Rist was a member of the law firm of Smith, Gill, Fisher & Butts. P.C., which combined with Bryan Cave LLP in June 1995.

Code of Ethics. The Board of Directors has not, as yet, adopted a code of ethics applicable to the Company's chief executive officer or principle financial officer, or for persons performing similar functions.
The Board believes that the Company's existing internal control procedures and current business practices are adequate to promote honest and ethical conduct and to deter wrongdoing on the part of these executives.
The Company expects to implement during 2004 a code of ethics that will apply to these executives. In accordance with applicable SEC rules, the code of ethics will be made publicly available.

Audit Committee. The Company is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee and does not have an audit committee financial expert.
The Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that each Of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

The following table shows the cash compensation paid by the Company, for the three years ended December 31, 2003, for services in all capacities to the Chief Executive Officer and President and Chief
Operating Officer of the Company.

                                             Summary Compensation Table

                                                Annual Compensation
                               -----------------------------------------------------
                               ---------- ---------- ----------- -------------------
Name and Principal Position       Year      Salary      Bonus    Other Compensation
---------------------------       ----      ------      -----    ------------------

John  W.  Jordan  II,  Chief
Executive
Officer(1)                        2003         -           -             -
                                  2002         -           -             -
                                  2001         -           -             -
Thomas H.  Quinn,  President
and Chief Operating Officer       2003    1,000,000        -           13,800
                                  2002      750,000    1,000,000       13,800
                                  2001      750,000        -           13,800

---------------------------
(1)  Mr. Jordan derived his compensation from The Jordan Company for his services to the Company and its subsidiaries. He received no compensation from the Company or its subsidiaries for his services as
     Chief Executive Officer.



     Employment Agreement. Mr. Quinn has entered into an employment
     --------------------
agreement with the Company which provides for his employment as President and Chief Operating Officer of the Company. The employment agreement can be terminated at any time by the Company. His base salary is $1,000,000 per year, and he is provided with a guaranteed bonus of $100,000 per year, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Quinn by any of the subsidiaries or affiliates of The Jordan Company. Under the employment agreement, if Mr. Quinn's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance equal to the greater of $350,000 or the sum of his most recent base annual salary plus $100,000. If employment is terminated for reasons of cause or voluntary termination, no severance payment is made.

     Directors Compensation. The Company compensates its directors quarterly
     ----------------------
at $20,000 per year for each director. The Indenture permits directors fees of up to $250,000 per year in the aggregate. In addition, the Company reimburses directors for their travel and other expenses incurred in connection with attending Board meetings (and committees thereof) and otherwise performing their duties as directors of the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The following table furnishes information, as of March 16, 2004, as to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock (ii) each director and executive officer of the Company, and (iii) all officers and directors of the Company as a group.

                                        Amount of Beneficial Ownership
                                        ------------------------------
                                            Number of    Percentage
                                             Shares        Owned(1)
                                             ------       --------
Executive Officers and Directors
John W. Jordan, II (2) (3) (4) (5)        17,772.9119       18.0%
David W. Zalaznick (3) (6)                19,965.0000       20.3%
Thomas H. Quinn (7)                            0.0000        0.0%
Leucadia Investors, Inc. (3)               9,969.9999       10.1%
Jonathan F. Boucher                        5,533.8386        5.6%
G. Robert Fisher (4) (8)                     624.3496        0.6%
Joseph S. Steinberg (9)                        0.0000        0.0%
All directors and officers as a group
(5 persons) (3)                           53,866.1000       54.6%

University of Notre Dame                   8,547.0004        8.6%

----------------------------

(1) Calculated pursuant to Rule 13d-3 (d) under the Exchange Act. Under Rule 13d-3 (d), shares not outstanding which are subject to options, warrants, and rights of conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentages owned by each other person listed. As of December 31, 2003, there were 98,501.0004 shares of Common Stock issued and outstanding.

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

(7) Excludes 13,000 shares held by TQF, LLC of which Thomas H. Quinn is the Manager.

(8) Includes 624.3496 shares held by G. Robert Fisher, as trustee of the
    G. Robert Fisher Irrevocable Gift Trust, U.T.I., dated December 26, 1990.

(9) Excludes 9,969.9999 shares held by Leucadia Investors, Inc., of which Joseph S. Steinberg is President and a director.

     Stockholder Agreement. Each holder of outstanding shares of Common
     ---------------------
Stock of the Company is a party to a Stockholder Agreement, dated as of June 1, 1988 (the "Stockholder Agreement"), by and among the Company and such stockholders. The Stockholder Agreement subjects the transfer of shares of Common Stock by such stockholders to a right of first refusal in favor of the Company and "co-sale" rights in favor of the other stockholders, subject to certain restrictions. Under certain circumstances, stockholders holding 60% or more of the outstanding shares of Common Stock, on a fully diluted basis, have certain rights to require the other stockholders to sell their shares of Common Stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Employment Agreements; Stock Transactions. On February 25, 1988, the Company entered into an employment agreement with Thomas H. Quinn, pursuant to which Mr. Quinn became the President and Chief Operating Officer of the Company, effective January 1, 1988. See "Item 11-Employment Agreement".

JIR. As of December 31, 2001, 2002 and 2003 the Company had $15.4 million,
$16.3 million and $18.5 million, respectively, of unsecured advances due from JIR Broadcast, Inc. and JIR Paging, Inc. The Chief Executive Officer of each of these companies is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are directors and stockholders of the Company as well as other partners, principals and associates of The Jordan Company who are also stockholders of the Company. These companies are engaged in the development of businesses in Russia, including the broadcast and paging sectors.

JZ International, LLC. In November 1998, the Company, through Kinetek, invested $5.6 million in Class A Preferred Units and $1.7 million in Class B Preferred Units of JZ International, LLC. In April 2000, the Company, through Kinetek, invested an additional $5.0 million in Class A Preferred Units of JZ International, LLC. This increased the Company's investment in JZ International to $12.3 million at December 31, 2003. JZ International's Chief Executive Officer is David W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are directors and stockholders of the Company, as well as other members. JZ International is focused on making European and other international investments.

ISMG. Through December 17, 2002, the Company had made unsecured advances of approximately $11.2 million to ISMG, an Internet services provider with approximately 93,000 customers. ISMG stockholders were Messrs. Jordan, Quinn, Zalaznick and Boucher, who are directors and stockholders of the Company as well as other partners, principals, and associates of The Jordan Company who are stockholders of the Company. The Company also owned $1.0 million of ISMG's 5% mandatorily redeemable cumulative preferred stock and 5% of the common stock of ISMG, with the remainder owned by the Company's stockholders and management of ISMG. On December 17, 2002, the Company sold its investments in ISMG for a nominal amount.

JI Flavor & Fragrance, Inc. Effective January 1, 2002, the Company sold its subsidiary, JI Flavor & Fragrance, Inc., to FFG Industries, Inc., or FFG, for a $10.1 million note. FFG's Chief Executive Officer is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are directors and stockholders of the Company as well as other partners, principals, and associates of The Jordan Company who are stockholders of the Company. JI Flavor & Fragrance, Inc. is a developer and compounder of flavors for use in beverages of all kinds, including coffee, tea, juices and cordials, as well as bakery products, ice cream and dairy products.

Healthcare Products Holdings, Inc. As of December 31, 2001, 2002 and 2003, the Company had $0 million, $0.8 million and $2.2 million, respectively, of net unsecured advances due from Healthcare Products Holdings, Inc. Healthcare Products Holdings' Chief Executive Officer is Mr. Quinn, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders.

Transaction Advisory Agreement. Each of the Company's subsidiaries are parties to an advisory agreement with the Company, referred to as the Transaction Advisory Agreement, pursuant to which, such subsidiaries pay to the Company (i) investment banking and sponsorship fees of up to 2.0% of the aggregate consideration paid in connection with acquisitions, joint ventures, minority investments or sales by each such subsidiary of all or substantially all of its or its subsidiaries capital stock, businesses or properties; (ii) financial advisory fees of up to 1.0% of the amount obtained or made available pursuant to any debt, equity or other financing or refinancing involving such subsidiary, in each case, arranged with the assistance of the Company or its affiliates; and
(iii) reimbursement for the Company's out-of-pocket costs in connection with providing such services. Each Transaction Advisory Agreement contains indemnities in favor of the Company and its affiliates, and The Jordan Company and certain of its affiliates, including TJC Management Corporation, in connection with the Transaction Advisory Agreement and such services. The Transaction Advisory Agreement will expire in December 2007, but is automatically renewed after such date for successive one-year terms, unless any party provides written notice of termination 60 days prior to the scheduled renewal date. The Company recorded fees pursuant to the Transaction Advisory Agreement of $1.8 million, $0.8 million and $0 for the years 2001, 2002 and 2003, respectively.

TJC Management Consulting Agreement. JII has entered into a consulting services agreement with TJC Management Corporation, an affiliate of The
Jordan Company, referred to as the TJC Management Consulting Agreement, pursuant to which the Company will in turn pay to TJC Management Corporation
(i) annual consulting fees of $3.0 million, payable quarterly; (ii) one-half of the investment banking, sponsorship and financing advisory fees paid to the Company pursuant to the Transaction Advisory Agreement, unless otherwise determined by our Board of Directors; (iii) (A) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures and minority investments or sales involving the Company or its other subsidiaries and (B) financial advisory fees of up to one-half of 1.0% of any debt, equity or other financing or refinancing involving the Company or such subsidiaries, in each case, arranged with the assistance of TJC Management Corporation or its affiliates, unless otherwise determined by the Company's Board of Directors; and (iv) reimbursement for TJC Management Corporation's and The Jordan Company's out-of-pocket costs incurred in connection with such services. The TJC Management Consulting Agreement also contains indemnities in favor of TJC Management Corporation and its affiliates and The Jordan
Company and its affiliates in connection with such services. In consideration for these fees, the services of Mr. Jordan and the investment banking, sponsorship and advisory services of TJC Management Corporation will be provided to the Company. The TJC Management Consulting Agreement will expire in December 2007, but is automatically renewed after such date for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. The Company did not pay TJC Management Corporation or The Jordan Company any fees or cost reimbursements for the years 2001, 2002 or 2003 under this agreement. Approximately, $9.6 million of such fees and cost reimbursements are accrued and unpaid under this agreement as of December 31, 2003.

Management Consulting Agreement. Each of the Company's subsidiaries are party to a consulting agreement with the Company, referred to as the Management Consulting Agreement, pursuant to which they pay to the Company annual consulting fees of up to the greater of (i) 3% of the net EBITDA (as defined) and other non-cash charges of each such subsidiary in each case, charged, expensed or accrued against such net income or (ii) 1.0% of such subsidiary's net sales for such services, payable quarterly, and will reimburse the Company for its out-of-pocket costs related to its services. The Management Consulting Agreement expires in December 2007, but is automatically renewed for successive one year terms, unless either party to the agreement provides written notice of termination 60 days prior to the scheduled renewal date.

JI Properties Services Agreement. The Company's nonrestricted subsidiary, JI Properties, Inc., entered into a services agreement, referred to as the JI Properties Services Agreement, with the Company and each of its other subsidiaries, pursuant to which JI Properties grants to the Company the right to use certain of its assets and provides certain services to the Company and such subsidiaries in connection with the use and/or operation of such assets. Pursuant to the JI Properties Services Agreement, the Company's subsidiaries will be charged the costs incurred in the use and/or operation of such assets used or operated by the Company and their allocable portion of costs associated with owning such assets which are not directly attributable to the operation or use of such assets and their relative revenues as compared with other subsidiaries. The JI Properties Services Agreement will expire in December 2007, but is automatically renewed for successive one year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. None of the Company's subsidiaries paid any fees to JI Properties under the JI Properties Service Agreement for the years 2001, 2002 or 2003.

The Company also allocates overhead, general and administrative charges and expenses among the Company's subsidiaries based on the respective revenues and usage of corporate overhead by its subsidiaries. The Company received approximately $3.9 million, $6.3 million and $7.1 million for the years ended December 31, 2001, 2002 and 2003, respectively, in respect of overhead allocation reimbursement.

Service and Fee Agreements. Nine companies that are not subsidiaries - Healthcare Products Holdings, Inc., SourceLink, Inc., Saldon Holdings, Inc. (until September 2003), Flavor and Fragrance Holdings, Inc., Staffing Consulting Holdings, Inc., Internet Services Management Group Holdings, Inc., (until December 2002), D-M-S Holdings, Inc., Mabis Healthcare Holdings, Inc. and Fleet Graphics Holdings, Inc. - are parties to service and fee agreements or arrangements with the Company and/or TJC Management Corporation, pursuant to which such companies will pay to the Company and/or TJC Management Corporation
(i) investment banking and sponsorship fees of up to 2.0% of the aggregate consideration paid in connection with acquisitions, joint ventures, minority investments or sales by such companies of all or substantially all of their or their subsidiaries' capital stock, businesses or properties; (ii) financial advisory fees of up to 1.0% of any amount obtained or made available pursuant to debt, equity or other financing or refinancing involving such company, in each case, arranged with the Company's assistance or that of its affiliates; (iii) fees based upon a percentage of net EBITDA
(as defined) or net sales; and (iv) reimbursement for the Company's and/or
TJC Management Corporation's out of pocket costs in connection with providing such services. These fee agreements or arrangements contain indemnities in favor of the Company and its affiliates, including TJC Management
Corporation, in connection with such services. Pursuant to the TJC
Management Consulting Agreement, the Company, in turn, will also pay to TJC Management Corporation one-half of such investment banking, sponsorship and financial advisory fees and its portion of such cost reimbursements, unless otherwise determined by the Company's Board of Directors. These fee agreements or arrangements will expire at various times from 2007 through 2009, but are automatically renewed after such date for successive one year terms, unless any party provides written notice of termination 60 days prior to the scheduled renewal date. The Company received approximately $0.6 million, $0.1 million, and $0.3 million for the years ended December 31, 2001, 2002 and 2003 respectively, pursuant these services and fee arrangements.

Tax Sharing Agreements. Each of the Company's subsidiaries and the Company are parties to a tax sharing agreement. Pursuant to the tax sharing agreement, each of the Company's consolidated subsidiaries owes to the Company, on an annual basis, an amount determined by reference to the separate return tax liability of the subsidiary as defined in Treasury Regulation Section 1.1552-1(a)(2)(ii). These income tax liabilities reflected a U.S. federal income tax rate of approximately 35% of each subsidiary's pre-tax income.

Legal Counsel. Mr. G. Robert Fisher, a director of, and secretary to, the Company, is a partner of Sonnenschein, Nath & Rosenthal LLP. Mr. Steven L. Rist, the general counsel and assistant secretary to the Company, is also a partner of Sonnenschein, Nath & Rosenthal LLP. Mr. Fisher, Mr. Rist and their law firm have represented the Company and The Jordan Company in the past, and expect to continue representing them in the future. In 2003, Sonnenschein, Nath & Rosenthal LLP was paid approximately $1.0 million in fees and expenses by the Company. The Company believes that the fees paid were equivalent to what it would have paid to an unaffiliated third party law firm for similar services.

Directors and Officers Indemnification. The Company has entered into indemnification agreements with certain members of the Company's Board of Directors whereby the Company has agreed, subject to certain exceptions, to indemnify and hold harmless each director from liabilities incurred as a result of such persons status as director of the Company.

Future Agreements. The Company has adopted a policy that future transactions between it and its officers, directors and other affiliates (including the Kinetek subsidiaries) must (i) be approved by a majority of the members of the Company's Board of Directors and by a majority of the disinterested members of the Company's Board of Directors and (ii) be on terms no less favorable to the Company than could be obtained from unaffiliated third-parties.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------
The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002, and fees billed for other services rendered by Ernst & Young during those periods.

                              Year Ended December 31,
                              -----------------------
                                2003           2002
                                ----           ----

         Audit                 $1,271           $966
         IT Consulting              -             -
         Tax                    1,189            525
         Other                    113            100
                               ------          ------
           Total               $2,573          $1,591
                               ======          ======

                                Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
         --------------------------------------------------------------

(a)  Documents filed as part of this report:

(1)  Financial Statements
     --------------------
     Reference is made to the Index to Consolidated Financial Statements appearing at Item 8, which is incorporated herein by reference.

(2)  Financial Statement Schedule
     ----------------------------
     The following financial statement schedule for the years ended December 31, 2003, 2002, and 2001 is submitted herewith:

     Item                                               Page Number
     ----                                               -----------
     Schedule II - Valuation and qualifying accounts         80

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

                                      JORDAN INDUSTRIES, INC.


                                   By   /s/ John W. Jordan II
                                      ---------------------------------
                                      John W. Jordan II
Dated:   March 16, 2004               Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   By  /s/ John W. Jordan II
                                      ---------------------------------
                                      John W. Jordan, II
Dated:   March 16, 2004               Chairman of the Board of
                                      Directors and Chief
                                      Executive Officer







                                   By  /s/ Thomas H. Quinn
                                      ----------------------------------
                                      Thomas H. Quinn
Dated:   March 16, 2004               Director, President and
                                      Chief Operating Officer







                                   By  /s/ Jonathan F. Boucher
                                      ----------------------------------
                                      Jonathan F. Boucher
Dated:   March 16, 2004               Director, Vice President,
                                      and Assistant Secretary

                                   By  /s/ G. Robert Fisher
                                      ----------------------------------
                                      G. Robert Fisher
Dated:   March 16, 2004               Director, General Counsel
                                      and Secretary








                                   By  /s/ David W. Zalaznick
                                      ----------------------------------
                                      David W. Zalaznick
Dated:   March 16, 2004               Director








                                   By  /s/ Joseph S. Steinberg
                                      ----------------------------------
                                      Joseph S. Steinberg
Dated:   March 16, 2004               Director








                                   By  /s/ Lisa M. Ondrula
                                      ----------------------------------
                                      Lisa M. Ondrula
Dated:   March 16, 2004               Vice President, Controller
                                      (Principal Financial Officer)

                                                              Schedule II

                     JORDAN INDUSTRIES, INC.
                VALUATION AND QUALIFYING ACCOUNTS
                     (dollars in thousands)


                                                      Uncollectible
                                      Additions          balances                Balance
                        Balance at    charged to       written off               at end
                        beginning      cost and           net of                   of
                        of period      expenses         recoveries      Other    period
                        ---------      --------        -----------      -----    ------
December 31, 2001:

Allowance for
  doubtful accounts      $4,384         $2,720           $(2,419)       $(188)    $4,497

December 31, 2002:

Allowance for
  doubtful accounts       4,497          4,583            (2,449)         (71)     6,560

December 31, 2003:

Allowance for
  doubtful accounts       6,560          3,154            (2,623)         433      7,524

December 31, 2001:

Reserve for
  obsolescence            4,765         11,076              (926)        (360)    14,555

December 31, 2002:

Reserve for
  obsolescence           14,555         (1,331)           (2,173)          14     11,065

December 31, 2003:

Reserve for
     obsolescence        11,065          2,358            (5,573)         (86)     7,764


                                   EXHIBIT INDEX
                                   -------------

2(a) 4  --      Agreement and Plan of Merger between Thos. D. Murphy
                Company and Shaw-Barton, Inc.
2(b) 5  --      Asset Purchase Agreement between Alma Piston Company and Alma
                Products Holdings, Inc. dated as of February 26, 1999.
3(a) 1  --      Articles of Incorporation of the Registrant.
3(b) 1  --      By-Laws of the Registrant.
4(a) 8  --      Series C and Series D 10 3/8% Senior Notes Indenture, dated
                March 22, 1999, between Jordan Industries, Inc. and U.S. Bank
                Trust National Association.
4(b) 7  --      Series A and Series B 10 3/8% Senior Notes Indenture, dated
                July 25, 1997, between Jordan Industries, Inc.
                and First Trust National Association, as Trustee.
4(c) 8  --      First Supplemental Indenture, dated March 9, 1999, between
                Jordan Industries, Inc. and U.S. Bank & Trust
                Company f/k/a First Trust National Association, as Trustee,
                to the 10 3/8% Senior Notes Indenture, dated July 25, 1997.
4(d) 7  --      Series A and Series B 11 3/4% Senior Subordinated Discount
                Debentures Indenture, dated April 2, 1997, between Jordan
                Industries, Inc. and First Trust National Association, as
                Trustee.
4(e) 7  --      First Supplemental Indenture, dated as of July 25, 1997,
                between Jordan Industries, Inc. and First Trust National
                Association, as Trustee, to the 11 3/4% Senior Subordinated
                Discount Debentures Indenture, dated as of April 2, 1997.
4(f) 8  --      Second Supplemental Indenture, dated as of March 9, 1999,
                between Jordan Industries, Inc. and First Trust National
                Association, as Trustee, to the 11 3/4% Senior Subordinated
                Discount Debentures Indenture, dated as of April 2, 1997.
4(g) 8  --      Global Series D Senior Note.
4(h) 7  --      Global Series B Senior Note.
4(i) 7  --      Global Series B Senior Subordinated Discount Debenture.
4(j) 11 --      Indenture, dated November 7, 1996, between Kinetek, Inc. and
                Fleet National Bank.
4(k) 12 --      First Supplemental Indenture, dated December 17, 1997, between
                Kinetek, Inc. and State Street Bank and Trust Company, as
                Trustee.
4(l) 12 --      Indenture, dated December 17, 1997, between Kinetek, Inc. and
                State Street Bank and Trust Company, as Trustee.
4(m) 13 --      5% Indenture, dated as of April 12, 2002, among Kinetek
                Industries, Inc., U.S. Bank National Association, as Trustee
                and the Guarantors listed therein.
10(a) 1 --      Stockholders Agreement, dated as of June 1, 1988, by and among the Registrant's holders of Common Stock.
10(b) 1 --      Employment Agreement, dated as of February 25, 1988, between the
                Registrant and Thomas H. Quinn.
10(c) 1 --      Restricted Stock Agreement, dated February 25, 1988, between the
                Registrant and Jonathan F. Boucher.
10(d) 1 --      Restricted Stock Agreement, dated February 25, 1988, between the
                Registrant and Jack R. Lowden.
10(e) 1 --      Restricted Stock Agreement, dated February 25, 1988, between the
                Registrant and Thomas H. Quinn.
10(f) 1 --      Stock Purchase Agreement, dated June 1, 1988, between Leucadia
                Investors, Inc. and John W. Jordan, II.
10(g) 1 --      Zero Coupon Note, dated June 1, 1988, issued by John W. Jordan,
                II to Leucadia Investors, Inc.
10(h) 1 --      Pledge, Security and Assignment Agreement, dated June 1, 1988 by John W. Jordan, II.
10(i)*  --      Amended and Restated Non-Negotiable Subordinated Note, dated as of June 30, 2002, issued by Pamco Printed Tape and Label
                (f/k/a Pamco Holdings, Inc.) in the initial principal amount of
                $6,112,501.
10(j) 2,14 --   Tax Sharing Agreement, dated as of June 29, 1994, among the
                Company and the subsidiaries signatory thereto.
10(k) 7,2  --   Properties Services Agreement, dated as of July 25, 1997,
                between Jordan Industries, Inc. and its subsidiaries.
10(l) 7,2  --   Transition Agreement, dated as of July 25, 1997, between Jordan
                Industries, Inc. and Motors & Gears, Inc.
10(m) 7    --   New TJC Management Consulting Agreement, dated as of
                July 25, 1997,
                between TJC Management Corp. and Jordan Industries, Inc.
10(n) 7    --   Termination Agreement, dated as of July 25, 1997, between Jordan
                Industries, Inc. and its subsidiaries.

10(o) 7,15 --   Form of Indemnification Agreement between Jordan Industries,
                Inc. and its subsidiaries and their directors.
10(p) 14   --   Non-Negotiable Subordinated Note, dated as of February 11, 1998, issued by Deflecto (f/k/a Deflecto Holdings, Inc.) in the initial principal amount of $5,000,000.

10(q) 14   --   Non-Negotiable Subordinated Note, dated as of February 27, 1998, issued by Rolite (f/k/a Rolite Holdings, Inc.) in the initial principal amount of $900,000.
10(r) 14   --   Non-Negotiable Subordinated Note, dated as of June 2, 2000, issued by Instachange (f/k/a IDL Holdings Limited) in the
                initial principal amount of $3,714,285 (Canadian Dollars).
10(s) 2,14 --   Management Consulting Agreement, dated as of August 10, 2001, among JII, Inc. and the subsidiaries signatory thereto.
10(t) 2,14 --   Transaction Advisory Agreement, dated as of August 10, 2001, among JII, Inc. and the subsidiaries signatory thereto.
10(u) 9    --   Loan and Security Agreement, dated as of August 16, 2001,
                among JII, Inc. as borrower, the Company as parent guarantor, the subsidiaries signatory thereto as subsidiary guarantors,
                Congress Financial Corporation (Central) as agent and First
                Union Bank as lender.
10(v) 2,14 --   Intercompany Loan Agreement, dated as of August 16, 2001,
                among JII, Inc. and the subsidiaries signatory thereto, and accompanying Demand Notes.
10(w) 10   --   Loan and Security Agreement, dated as of December 18, 2001, among Kinetek Industries, Inc. as borrower, Kinetek, Inc. as parent guarantor, the subsidiaries signatory thereto as borrowers or subsidiary guarantors and Fleet Capital
                Corporation as agent.

10(x) 10   --   Management Consulting Agreement, dated as of December 14, 2001, among the Company, Motors and Gears Holdings, Inc. and the subsidiaries signatory thereto.
10(y) 10   --   Transaction Advisory Agreement, dated as of December 14, 2001, among the Company, Motors and Gears Holdings, Inc. and the subsidiaries signatory thereto.
10(z) 10   --   Properties Services Agreement, dated as of December 14, 2001, among JI Properties, Inc., Motors and Gears Holdings, Inc. and
                the subsidiaries signatory thereto.
10(aa) 10  --   Agreement to Join in the Filing of Consolidated Income Tax
                Returns, dated as of December 14, 2001, among the Company,
                Motors and Gears Holdings, Inc. and the subsidiaries signatory thereto.
10(bb) 11  --   Merkle-Korff Industries, Inc. Non-Negotiable Subordinated Note
                in the principal aggregate amount of $5,000,000 payable to
                John D. Simms Revocable Trust Under Agreement.
10(cc) 12  --   Electrical Design and Control Company, Inc. Non-Negotiable
                Subordinated Note in the principal aggregate amount of
                $1,333,333 payable to Tina Levire.
10(dd) 12  --   Electrical Design and Control Company, Inc. Non-Negotiable
                Subordinated Note in the principal aggregate amount of
                $1,333,333 payable to Marta Monson.
10(ee) 12  --   Electrical Design and Control Company, Inc. Non-Negotiable
                Subordinated Note in the principal aggregate amount of
                $1,333,334 payable to Eric Monson.
12         --   Statements re. Computation of Ratios.
21         --   Subsidiaries of the Registrant.
31(a)      --   Certification of John W. Jordan II
31(b)      --   Certification of Lisa M. Ondrula

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