Form 10-Q
period 2004-03-31
JORDAN INDUSTRIES INC
filed 2004-05-17
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2004              Commission File Number 33-24317

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

                               Yes     X                  No
                                     -----                   -----

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).

                               Yes                        No   X
                                     -----                   -----

       The number of shares outstanding of Registrant's Common Stock as of May 17, 2004: 98,501.0004.

                             JORDAN INDUSTRIES, INC.

                                      INDEX


Part I. Financial Information                                          Page No.
-----------------------------                                          --------

       Item 1. Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 2004
            (Unaudited) and December 31, 2003                              3

          Condensed Consolidated Statements of Operations for the
            Three Months Ended March 31, 2004 and 2003 (Unaudited)         4

          Condensed Consolidated Statements of Cash Flows for
            the Three Months Ended March 31, 2004 and 2003 (Unaudited)     5

          Notes to Condensed Consolidated Financial Statements (Unaudited) 6

       Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            11

       Item 3. Quantitative and Qualitative Disclosures About Market Risk  16

       Item 4. Controls and Procedures                                     16


Part II. Other Information                                                 17

       Item 1. Legal Proceedings

       Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
                  Of Equity Securities

       Item 3. Defaults Upon Senior Securities

       Item 4. Submissions of Matters to a Vote of Security Holders

       Item 5. Other Information

       Item 6. Exhibits and Reports on Form 8-K

                             JORDAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                       March 31,  December 31,
                                                         2004         2003
                                                       ---------  ------------
                                                      (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                             $21,176      $16,173
  Accounts receivable, net                              115,982      101,860
  Inventories                                           133,827      126,504
  Net assets of discontinued operations (See Note E)      3,666        6,292
  Income tax receivable                                   5,198        5,637
  Prepaid expenses and other current assets              23,274       27,327
                                                       --------     --------
    Total Current Assets                                303,123      283,793

Property, plant and equipment, net                       87,193       89,956
Investments in and advances to affiliates                46,758       46,664
Goodwill, net                                           248,432      247,900
Other assets                                             22,482       24,155
                                                       --------     --------
    Total Assets                                       $707,988     $692,468
                                                       ========     ========

LIABILITIES AND SHAREHOLDER'S EQUITY
(NET CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                                      $61,797      $54,001
  Accrued liabilities                                    98,894       86,667
  Current portion of long-term debt                      20,090       20,087
                                                       --------     --------
    Total Current Liabilities                           180,781      160,755

Long-term debt, less current portion                    736,444      728,124
Other non-current liabilities                            14,536       14,587
Deferred income taxes                                    10,511        8,198
Minority interest                                           571          472
Preferred stock                                           2,586        2,535

Shareholder's Equity (net capital deficiency):
  Common stock $.01 par value: 100,000 shares
   authorized and 98,501 shares issued and
   outstanding                                                1            1
  Additional paid-in capital                              2,116        2,116
  Accumulated other comprehensive income (loss)           1,980       (1,012)
  Accumulated deficit                                  (241,538)    (223,308)
                                                       --------     --------
    Total Shareholder's Equity (net capital
     deficiency)                                       (237,441)    (222,203)
    Total Liabilities and Shareholder's
     Equity (net capital deficiency)                   $707,988     $692,468
                                                       ========     ========



See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                 THREE MONTHS ENDED
                                                      March 31,
                                          ---------------------------------
                                             2004                  2003
                                             ----                  ----


Net sales                                  $168,517              $162,246
Cost of sales, excluding
                                            114,101               107,213
depreciation
Selling, general and
 administrative expenses,
 excluding depreciation                      38,272                35,937
Depreciation                                  4,951                 5,313
Amortization of other intangibles                46                    61
Management fees and other                       (70)                   30
                                           --------               -------
Operating income                             11,217                13,692

Other (income) expenses:
  Interest expense                           23,659                20,745
  Interest income                              (270)                 (267)
  Other                                         335                (3,393)
                                           --------               -------
                                             23,724                17,085
                                           --------               -------
Loss before income taxes,
 minority interest, and discontinued
 operations                                 (12,507)               (3,393)
Provision for income taxes                    3,942                 3,016
                                           --------               -------
Loss before minority  interest and
 discontinued operations                    (16,449)               (6,409)
Minority interest                                99                   (61)
                                           --------               -------
Loss before discontinued operations         (16,548)               (6,348)
Loss from discontinued operations,
 net of tax (See Note E)                        460                 1,551
Loss on sale of discontinued
 operations, net of tax (See Note E)          1,171                     -
                                           --------               -------
Net loss                                   $(18,179)              $(7,899)
                                           ========               =======

See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                                March 31,
                                                      --------------------------
                                                          2004          2003
                                                          ----          ----
Cash flows from operating activities:
 Net loss                                              $(18,179)      $(7,899)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Loss on sale of subsidiaries                          1,171             -
    Depreciation and amortization                         4,997         5,374
    Amortization of deferred financing fees               1,590         1,543
    Minority interest                                        99           (61)
    Non-cash interest income                                (24)          (35)
    Deferred income taxes                                 2,313         1,511
    Loss (gain) on disposal of fixed assets                  21        (3,725)
    Other                                                   441            62
    Changes in operating assets and liabilities:
      Increase in current assets                        (16,953)      (28,977)
      Increase in current liabilities                    11,468        12,661
      Decrease (increase) in non-current assets              64        (2,552)
      (Decrease) increase in non-current liabilities        (51)          334
    Decrease (increase) in net assets of
     discontinued operations                             (1,700)        5,226
                                                        -------       -------
        Net cash used in operating activities           (14,743)      (16,538)


Cash flows from investing activities:
  Proceeds from sale of fixed assets                        320         3,744
  Capital expenditures                                   (1,685)       (3,160)
  Net proceeds from sale of subsidiaries                  6,155             -
                                                        -------        ------
         Net cash provided by investing
          activities                                      4,790           584

Cash flows from financing activities:
  Proceeds from revolving credit facilities, net         15,958        23,423
  Repayment of long-term debt                            (1,046)       (7,245)
  Proceeds from other borrowings                            431           602
  Payment of financing fees                              (2,164)          (21)
                                                        -------        ------
        Net cash provided by financing
          activities                                     13,179        16,759

Effect of exchange rate changes on cash                   1,777         4,324
                                                        -------        ------
Net increase in cash and cash equivalents                 5,003         5,129
Cash and cash equivalents at beginning of period         16,173        19,929
                                                        -------       -------
Cash and cash equivalents at end of period              $21,176       $25,058
                                                        =======       =======

See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

A.  Organization
----------------

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and are of a normal recurring nature, should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2003, which are included in the Company's Annual Report filed on Form 10-K for such year (the "2003 10-K"). Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B.  Summary of Significant Accounting Policies
----------------------------------------------

The condensed consolidated financial statements include the accounts of Jordan Industries, Inc. and its subsidiaries. Material intercompany transactions and balances are eliminated in consolidation. Operations of certain subsidiaries outside the United States are included for periods ending two months prior to the Company's year-end and interim periods to ensure timely preparation of the condensed consolidated financial statements.

The Company has recorded an income tax provision on its loss before taxes due to its foreign and state tax expense, but its domestic losses have not been benefited for federal tax purposes.

C.  Inventories
---------------

Inventories are summarized as follows:

                                            March 31,             December 31,
                                              2004                   2003
                                           ----------             ------------
       Raw materials                       $  59,931                $ 54,588
       Work-in-process                        18,677                  17,652
       Finished goods                         55,219                  54,264
                                           ---------                --------
                                           $ 133,827                $126,504
                                           =========                ========

D.  Comprehensive Loss
----------------------

Total comprehensive loss for the three months ended March 31, 2004 and 2003 is as follows:

                                         Three Months ended
                                              March 31,
                                       -----------------------
                                         2004            2003
                                         ----            ----
Net loss                               $(18,179)       $(7,899)
Foreign currency translation              2,992          5,672
                                       --------        -------
Comprehensive loss                     $(15,187)       $(2,227)
                                       ========        =======

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

E.  Discontinued Operations
---------------------------

On January 20, 2004, the Company sold certain assets and liabilities of JII Promotions' Ad Specialty and Calendar product lines to a third party for $6,155. Concurrent with the above transaction, the Company agreed to wind down the remaining activities of JII Promotions, and to ultimately retain only the pension-related liabilities and various immaterial capital leases. The consolidated financial statements reflect JII Promotions as a discontinued operation for all periods presented. Net assets of discontinued operations in the condensed consolidated balance sheets reflect net assets of JII Promotions, excluding the retained liabilities discussed above. The Company recorded a loss on the sale of $1,171. There was no tax benefit on the loss on sale or on the loss from discontinued operations.

Net sales of JII Promotions for the three month period ending March 31, 2004 and 2003 were $1,083 and $7,461, respectively. JII Promotions is a part of the Specialty Printing and Labeling segment.

F.  Additional Purchase Price Agreements
----------------------------------------

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

Kinetek has a contingent purchase price agreement relating to its acquisition of Motion Control on December 18, 1997. The terms of this agreement provide for additional consideration to be paid to the sellers. The agreement is exercisable at the sellers' option during a five year period that began in 2003. When exercised, the additional consideration will be based on Motion Control's operating results over the two preceding fiscal years. Payments, if any, under the contingent agreement will be placed in a trust and paid out in cash over a three or four-year period, in annual installments according to a schedule, which is included in the agreement. Additional consideration, if any, will be recorded as an addition to goodwill.

G. Pension Plans and Other Post-Retirement Benefit Plans
--------------------------------------------------------

The components of net periodic benefit cost for the Company's pension plans for the three months ended March 31, 2004 and 2003 are as follows:

                                                   Three Months Ended
                                                         March 31,
                                               --------------------------
                                                  2004            2003
                                                  ----            ----

       Service cost                            $   195         $   169
       Interest cost                               310             299
       Expected return on plan assets             (270)           (294)
       Prior service costs recognized               15              14
       Recognized net actuarial loss (gain)         31              (2)
                                               -------         -------
          Net periodic benefit cost            $   281         $   186
                                               =======         =======

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

The components of net periodic benefit cost for the Company's post-retirement healthcare benefit plans for the three months ended March 31, 2004 and 2003 are as follows:

                                                     Three Months Ended
                                                           March 31,
                                                     ------------------
                                                      2004         2003
                                                      ----         ----

                  Service cost                         $46          $38
                  Interest cost                         90           72
                  Recognized net actuarial loss         48           31
                                                      ----         ----
                     Net periodic benefit cost        $184         $141
                                                      ====         ====

H.  Business Segment Information
--------------------------------

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 2003 consolidated financial statements with respect to segmentation or the measurement of segment profit or loss, except for the reclassification of JII Promotions to discontinued operations in all periods (See Note E).

I.  Exchange Offer
------------------

On February 18, 2004, the Company completed an Exchange Offer, whereby it exchanged $173,334 of new Senior Notes (the "Exchange Notes") for $247,619 of Old Senior Notes. The Exchange Notes were co-issued by JII Holdings LLC, a wholly owned subsidiary of the Company, and its wholly owned subsidiary, JII Holdings Finance Corporation. The Exchange Notes bear interest at 13% per annum which is payable semi annually on February 1st and August 1st of each year, and mature on April 1, 2007. The notes that were exchanged bore interest at 10 3/8% per annum, paid interest semi annually on February 1st and August 1st, and were scheduled to mature on August 1, 2007.

The Exchange Offer has been accounted for as a troubled debt restructuring in conformity with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS No. 15). SFAS No. 15 requires that, when there is a modification of terms such as this, if the total debt service of the new debt is less than the carrying amount on the balance sheet of the old debt, the carrying amount should be reduced to the total debt service amount. This reduction resulted in a gain of $2,149, which was required by SFAS No. 15 to be offset by fees incurred on the transaction. Fees of $6,315, which were in excess of the gain, were recorded as interest expense during the first quarter of 2004. The remaining reduction in the principal of the Exchange Notes compared to the Old Senior Notes will be recognized over the period to maturity of the Exchange Notes as a reduction of interest expense.

J.  Waiver Agreement
--------------------

On January 31, 2004, the Company and certain holders of the Company's Senior Subordinated Discount Debentures entered into a Waiver Agreement which states that the participating note holders waive any rights to claim an event of default if the Company does not make the scheduled interest payments as required in the applicable indenture. Should the Company elect not to make interest payments on these notes, the interest will continue to accrue at its original rate of 11.75% per year and will be due and payable to the holders at the maturity date of the notes. Pursuant to the Waiver

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

Agreement, the maturity date of the participating notes is the earlier of (1) the date on which all of the outstanding principal and interest on the Exchange Notes and the Senior Secured Discount Debentures not participating in the Waiver Agreement have been paid in full, (2) the date six months after the original maturity of the participating notes, or (3) the date on which the Company enters into a bankruptcy proceeding.

K. Modification Agreement
-------------------------

On February 18, 2004, certain of the Company's Senior Subordinated Discount Debenture note holders entered into a Modification Agreement which provides for a reduction in their stated maturity value and a reduction of their applicable interest rate. The aggregate maturity value of the notes held by the parties to the Modification Agreement is $24,007 which has been reduced to $7,202. The interest rate on these notes has been reduced to a stated rate of 1.61% from 11.75%. The holders of these modified notes retain the right to collect the original maturity value and interest thereon at the original interest rate if the Company meets certain financial tests and ratios. Under the Modification Agreement, these notes mature on the earlier of (1) the date that all other Senior Subordinated Discount Debenture note holders have been paid in full, (2) the date that is six months after the original maturity date, or (3) the date on which the Company enters into a bankruptcy proceeding.

The Company has determined that this modification will be accounted for as a troubled debt restructuring as required by SFAS No. 15. The effect of this accounting treatment will not reduce the carrying value of the modified notes; however, the interest expense associated with the modified notes will be calculated using the modified stated interest rate of 1.61% per annum and the reduced maturity amount.

The remaining Senior Subordinated Discount Debentures that are not party to the Modification Agreement will continue to accrue interest at 11.75% and represent $70,879 of the total outstanding principal amount of $94,886.

L.  Subsequent Events
---------------------

On April 1, 2004, certain holders of an additional $1,847 of the Company's Senior Subordinated Discount Debentures elected to participate in the Modification Agreement as discussed in Note K. Under the terms of the Modification Agreement, the maturity value of these notes has been reduced to $554 with an applicable stated interest rate of 1.61% per annum. These notes have the same terms and conditions as the notes modified as of February 18, 2004.

On May 4, 2004, two of the Company's affiliates, DMS Holdings, Inc. and Mabis Healthcare Holdings, Inc., ("DMS/Mabis") were sold to a third party. A portion of the proceeds from the sale was used to repay the Company for operating expenses which the Company paid on behalf of DMS/Mabis in prior periods, as well as accrued and unpaid management fees due the Company. These repayments totaled $806 and $1,069, respectively. Also as a result of the sale, the Company was paid a fee of $1,725 for the termination of their management fee arrangement with DMS/Mabis, and a fee of $1,600 pursuant to certain advisory agreements. The Company anticipates recording income of approximately $4,309 in the second quarter as a result of this transaction.

On May 13, 2004, one of the Company's affiliates, Flavor and Fragrance Holdings, Inc., ("FFG") was sold to a third party. A portion of the proceeds was used to repay the principal and accrued interest on the note the Company received when the net assets of Flavorsource were sold to FFG on January 1, 2002. This principal and accrued interest

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

totaled $12,181. In addition, a portion of the proceeds from the sale was used to repay the Company for operating expenses which the Company paid on behalf of FFG in prior periods, as well as accrued and unpaid management fees due the Company. These repayments totaled $4,509 and $1,672, respectively. Also as a result of the sale, the Company was paid a fee of $1,705 for the termination of their management fee arrangement with FFG, and a fee of $1,940 pursuant to certain advisory agreements. The Company anticipates recording income of approximately $3,645 in the second quarter as a result of this transaction.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2003 10-K and the financial statements and the related notes thereto.

Results of Operations
---------------------

Summarized below are the net sales, operating income (loss) and operating margins (as defined) for each of the Company's business segments for the three month periods ended March 31, 2004 and 2003. Due to the divestiture of the net assets of the School Annual division of JII Promotions in September 2003 and the subsequent sale of certain assets of the Ad Specialty and Calendar product lines in January 2004, the operations of JII Promotions have been classified as Discontinued Operations on the Company's Consolidated Statement of Operations in all periods. JII Promotions is part of the Specialty Printing and Labeling segment. (See Note E to the financial statements.) The following discussion reviews the following segment data and certain of the consolidated financial data for the Company.

                                              Three Months Ended
                                                    March 31,
                                            --------------------------
                                               2004            2003
                                               ----            ----
Net Sales:
Specialty Printing and Labeling              $12,483         $ 12,780
Jordan Specialty Plastics                     32,820           27,865
Jordan Auto Aftermarket                       33,838           36,622
Kinetek                                       75,717           71,252
Consumer and Industrial Products              13,659           13,727
                                            --------         --------
   Total                                    $168,517         $162,246
                                            ========         ========

Operating Income (Loss):
Specialty Printing and Labeling               $1,165         $  1,125
Jordan Specialty Plastics                      1,833            1,755
Jordan Auto Aftermarket                        2,492            3,352
Kinetek                                        6,707            8,808
Consumer and Industrial Products              (1,079)            (969)
                                            --------         --------
   Total(a)                                  $11,118          $14,071
                                            ========         ========
Operating Margin(b)
Specialty Printing and Labeling                 9.3%             8.8%
Jordan Specialty Plastics                       5.6%             6.3%
Jordan Auto Aftermarket                         7.4%             9.2%
Kinetek                                         8.9%            12.4%
Consumer and Industrial Products               (7.9)%           (7.1)%
   Total                                        6.6%             8.7%

-------------------
(a) Before corporate overhead and management fees of $(99) and $379 for the three months ended March 31, 2004 and 2003, respectively.

(b) Operating margin is operating income (loss) divided by net sales.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

       Specialty Printing and Labeling. As of March 31, 2004, the Specialty
       -------------------------------
Printing and Labeling group ("SPL") consisted of Valmark, Pamco, and Seaboard.

Net sales for the three months ended March 31, 2004 decreased $0.3 million, or 2.3%, from the same period in 2003. This decrease was primarily due to lower sales of folding boxes at Seaboard, $0.9 million. Partially offsetting this decrease were higher sales of membrane switches and screen printed products at Valmark, $0.1 million each, and increased sales of labels at Pamco, $0.4 million.

Operating income for the three months ended March 31, 2004 remained consistent with the same period in 2003. Operating income increased at Valmark and Pamco, $0.2 million each, while operating income decreased at Seaboard, $0.4 million, all of which were primarily driven by the sales fluctuations discussed above.

       Jordan Specialty Plastics. As of March 31, 2004, the Jordan Specialty
       -------------------------
Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales for the three months ended March 31, 2004 increased $5.0 million, or 17.8%, over the same period in 2003. This increase was primarily due to higher sales of both hardware and office products at Deflecto, $3.3 million and $1.2 million, respectively. In particular, increased sales of chairmats at Deflecto of $0.8 million contributed to the higher sales of office products. In addition, sales of bike reflectors, truck and auto lenses, plastic hospital supplies and custom molded products increased at Sate-Lite, $0.2 million, $0.3 million, $0.1 million, and $0.2 million, respectively, and sales of display products, injection-molded products and fabricated products increased at Beemak, $0.4 million, $0.1 million, and $0.1 million, respectively. Partially offsetting these increases were lower sales of thermoplastic colorants at Sate-Lite, $0.9 million, due to the sale of the Midwest Color division in September 2003.

Operating income for the three months ended March 31, 2004 increased $0.1 million, or 4.4%, over the same period in 2003. This increase was primarily due to higher operating income at Sate-Lite and Beemak, $0.1 million and $0.4 million, respectively, as a result of domestic headcount reductions, increased manufacturing in China, and the closure of the molding division of Beemak which contributed to a decrease in overhead expenses. Partially offsetting these increases was lower operating income at Deflecto, $0.4 million.

       Jordan Auto Aftermarket. As of March 31, 2004, the Jordan Auto
       -----------------------
Aftermarket group ("JAAI") consisted of Dacco, Alma and Atco.

Net sales for the three months ended March 31, 2004 decreased $2.8 million, or 7.6%, from the same period in 2003. This decrease was primarily due to lower sales of drive trains and air conditioning compressors at Alma and driers and accumulators, air conditioning hose assemblies and fittings at Atco. Partially offsetting these decreases were higher sales of soft parts and scrap at Dacco.

Operating income for the three months ended March 31, 2004 decreased $0.9 million, or 25.7%, from the same period in 2003. This decrease was due to lower operating income at Alma and Atco, partially offset by increased operating income at Dacco. The decreased operating income at Alma and Atco was the result of lower sales, particularly in the case of Alma due largely to changes in warranty policies at OEM customers, and increased insurance costs. The increased operating income at Dacco was due to increased sales coupled with significant reductions in workers compensation insurance costs as the result of an intensified cost containment initiative.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


       Kinetek. As of March 31, 2004, the Kinetek group consisted of Imperial,
       -------
Gear, Merkle-Korff, FIR, ED&C, Motion Control, Advanced DC and DeSheng.

Net sales for the three months ended March 31, 2004 increased $4.5 million, or 6.3%, over the same period in 2003. This increase was primarily due to higher sales of fractional and integral motor products, $4.1 million, and increased sales of controls, $1.8 million. The increase in fractional and integral motors sales was primarily attributable to general strength and share gains in Kinetek's material handling and commercial floor care motor products, and an increase in elevator motors sold in China. The higher sales of controls were primarily due to increased sales of elevator controls and automotive assembly line controls. Partially offsetting these increases are lower sales of subfractional motors, $1.4 million. This decline primarily resulted from the loss of value-added business with a major appliance customer, softness in the vending machine market, and the loss of significant one-time sales to certain restaurant product customers during the prior year period.

Operating income for the three months ended March 31, 2004 decreased $2.1 million, or 23.9% from the same period in 2003. This decrease was due to lower operating income in both the motors and controls segments, $0.8 million and $0.7 million, respectively. This lower operating income was due to inflated prices on metal components used in the assembly of motor products, lower gross margin on a new elevator control product and other sales in the material handling and floor care markets, and costs associated with two facility moves in the motors segment.

       Consumer and Industrial Products. As of March 31, 2004, the Consumer and
       --------------------------------
Industrial Products group consisted of Welcome Home LLC and its two divisions, Cape Craftsmen and Welcome Home, and Cho-Pat, and GramTel.

Net sales for the three months ended March 31, 2004 decreased $0.1 million, or 0.5%, from the same period in 2003. This decrease was primarily due to lower sales of home accessories at Cape, $0.2 million, and lower retail sales at Welcome Home, $0.1 million. Partially offsetting these decreases were higher sales of data storage and disaster recovery services at GramTel, $0.2 million.

Operating loss for the three months ended March 31, 2004 increased $0.1 million from the same period in 2003. This increase was primarily due to increased operating loss at Welcome Home, $0.1 million, and lower operating income at Cape, $0.2 million. Partially offsetting these variances was higher operating income at GramTel and Cho-Pat, $0.1 million each. The operating income decrease at Welcome Home is due to increased occupancy expenses at several of the retail locations in addition to higher medical insurance costs. The operating income decrease at Cape was primarily due to increased insurance costs.

Consolidated Results:  (See Condensed Consolidated Statement of Operations).
--------------------

Net sales for the three months ended March 31, 2004 increased $6.3 million, or 3.9%, over the same period in 2003. This increase was primarily due to higher sales of labels at Pamco, hardware and office products at Deflecto, bike reflectors, truck and auto lenses, and custom molded products at Sate-Lite, display products at Beemak, soft parts at Dacco, and fractional and integral motors and controls at Kinetek. Partially offsetting these increases were lower sales of folding boxes at Seaboard, drive trains

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

and air conditioning compressors at Alma, driers and accumulators, air conditioning hose assemblies and fittings at Atco, and subfractional motors at Kinetek. In addition, sales of thermoplastic colorants decreased at Sate-Lite due to the divestiture of the Midwest Color division in September 2003.

Operating income for the three months ended March 31, 2004 decreased $2.5 million, or 18.1%, from the same period in 2003. This decrease was due to lower sales at certain subsidiaries in the Specialty Printing and Labeling and Jordan Auto Aftermarket groups, increased insurance costs, inflated component prices and costs associated with facility moves at Kinetek, and increased occupancy expenses on retail locations at Welcome Home. Partially offsetting these decreases was higher operating income due to domestic headcount reductions, increased manufacturing in China and closure of the molding division at Beemak, and intensified insurance cost containment initiatives.

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

The Company had approximately $122.3 million of working capital at March 31, 2004 compared to approximately $123.0 million at the end of 2003.

Operating activities. Net cash used in operating activities for the three months
--------------------
ended March 31, 2004 was $14.7 million compared to net cash used in operating activities of $16.5 million for the same period in 2003. The decrease in cash used is primarily due to improved working capital management compared to 2003.

Investing activities. Net cash provided by investing activities for the three
--------------------
months ended March 31, 2004 was $4.8 million compared to net cash provided by investing activities of $0.6 million for the same period in 2003. The increase in cash provided by investing activities is primarily due to the divestiture of the Ad Specialty and Calendar divisions of JII Promotions in the first quarter of 2004.

Financing activities. Net cash provided by financing activities for the three
--------------------
months ended March 31, 2004 was $13.2 million compared to net cash provided by financing activities of $16.8 million for the same period in 2003. The decrease in cash provided by financing activities is primarily due to lower net borrowings on revolving credit facilities and increased payment of financing fees resulting from the Exchange Offer. Partially offsetting these variances is the lower repayment of long-term debt in the first quarter of 2004 versus the same period in 2003.

The Company is party to two credit agreements under which the Company is able to borrow up to $145.0 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature in 2005 and 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of March 31, 2004, the Company had approximately $21.9 million of available funds under these arrangements.

On February 18, 2004, the Company completed an Exchange Offer, whereby it exchanged $173,334 of new Senior Notes (the "Exchange Notes") for $247,619 of Old Senior Notes. The Exchange Notes were co-issued by JII Holdings LLC, a wholly owned subsidiary of the Company, and its wholly owned subsidiary, JII Holdings Finance Corporation. The

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

Exchange Notes bear interest at 13% per annum which is payable semi annually on February 1st and August 1st of each year, and mature on April 1, 2007. The notes that were exchanged bore interest at 10 3/8% per annum, paid interest semi annually on February 1st and August 1st, and were scheduled to mature on August 1, 2007.

The Exchange Offer has been accounted for as a troubled debt restructuring in conformity with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS No. 15). SFAS No. 15 requires that, when there is a modification of terms such as this, if the total debt service of the new debt is less than the carrying amount on the balance sheet of the old debt, the carrying amount should be reduced to the total debt service amount. This reduction resulted in a gain of $2,149, which was required by SFAS No. 15 to be offset by fees incurred on the transaction. Fees of $6,315 which were in excess of the gain, were recorded as interest expense during the first quarter of 2004. The remaining reduction in the principal of the Exchange Notes compared to the Old Senior Notes will be recognized over the period to maturity of the Exchange Notes as a reduction of interest expense.

On January 31, 2004, the Company and certain holders of the Company's Senior Subordinated Discount Debentures entered into a Waiver Agreement which states that the participating note holders waive any rights to claim an event of default if the Company does not make the scheduled interest payments as required in the applicable indenture. Should the Company elect not to make interest payments on these notes, the interest will continue to accrue at its original rate of 11.75% per year and will be due and payable to the holders at the maturity date of the notes. Pursuant to the Waiver Agreement, the maturity date of the participating notes is the earlier of (1) the date on which all of the outstanding principal and interest on the Exchange Notes and the Senior Secured Discount Debentures not participating in the Waiver Agreement have been paid in full, (2) the date six months after the original maturity of the participating notes, or (3) the date on which the Company enters into a bankruptcy proceeding.

On February 18, 2004, certain of the Company's Senior Subordinated Discount Debenture note holders entered into a Modification Agreement which provides for a reduction in their stated maturity value and a reduction of their applicable interest rate. The aggregate maturity value of the notes held by the parties to the Modification Agreement is $24,007 which has been reduced to $7,202. The interest rate on these notes has been reduced to a stated rate of 1.61% from 11.75%. The holders of these modified notes retain the right to collect the original maturity value and interest thereon at the original interest rate if the Company meets certain financial tests and ratios. Under the Modification Agreement, these notes mature on the earlier of (1) the date that all other Senior subordinated Discount Debenture note holders have been paid in full, (2) the date that is six months after the original maturity date, or (3) the date on which the Company enters into a bankruptcy proceeding.

The Company has determined that this modification will be accounted for as a troubled debt restructuring as required by Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", (SFAS No. 15). The effect of this accounting treatment will be to not reduce the carrying value of the modified notes; however, the interest expense associated with the modified notes will be calculated using the modified stated interest rate of 1.61% per annum and the reduced maturity amount.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

The remaining Senior Subordinated Discount Debentures that are not party to the Modification Agreement will continue to accrue interest at 11.75% and represent $70,879 of the total outstanding principal amount of $94,886.

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

The Company's aggregate business has a certain degree of seasonality. Welcome Home's sales are somewhat stronger toward year-end due to the nature of their products and their popularity as holiday gifts.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
-------------------------------------------------------------------

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At March 31, 2004, the Company had $62.0 million of variable rate debt outstanding. A one-percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.6 million. The Company does not believe that its market risk financial instruments on March 31, 2004 would have a material effect on future operations or cash flows.

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholder's equity.

Item 4. Controls and Procedures
-------------------------------

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 ("Exchange Act") promulgated thereunder, our chief executive officer and controller have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, our chief executive officer and controller have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no changes in our internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
--------------------------


Item 1.   Legal Proceedings
          -----------------
          None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
          --------------------------------------------------------------
          None

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


                                    JORDAN INDUSTRIES, INC.



May 17, 2004                   By: /s/ Lisa M. Ondrula
                                   -------------------
                                   Lisa M. Ondrula
                                   Vice President, Controller
                                   (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number                              Description
  4.1 Indenture, dated as of February 18, 2004, among JII Holdings, LLC and JII Holdings Finance Corporation, as Issuers, Jordan Industries, Inc. as Initial Guarantor, and U.S. Bank National Association, as Trustee
 10.1 Waiver Agreement, dated as of January 31, 2004, by and between Jordan Industries, Inc. and the other persons signatory thereto.
 10.2 Modification Agreement, dated as of February 18, 2004, by and among Jordan Industries, Inc. and those holders of Jordan Industries' 11 3/4% Senior Subordinated Discount Debentures due 2009 identified on
        Schedule A attached thereto, including Addendum thereto dated
        April 1, 2004 31(a) Certificate of Chief Executive Officer pursuant to Rule 13a-14 (a) or Rule 15d-14 (a) 31(b) Certificate of Controller pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)
31(a) Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31(b)   Certificate of Controller pursuant to Rule 13a-14(a) or Rule 15d-14(a)