Form 10-Q
period 2004-06-30
JORDAN INDUSTRIES INC
filed 2004-08-16
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2004                Commission File Number 33-24317

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

                       Yes     X              No
                             ------                 ------

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).

                       Yes                    No       X
                             ------                 ------

       The number of shares outstanding of Registrant's Common Stock as of August 16, 2004: 98,501.0004.

                             JORDAN INDUSTRIES, INC.

                                     INDEX


Part I. Financial Information                                        Page No.
-----------------------------                                        --------

  Item 1. Financial Statements

     Condensed Consolidated Balance Sheets at June 30, 2004
       (Unaudited) and December 31, 2003                                 3

     Condensed Consolidated Statements of Operations for the
       Three Months Ended June 30, 2004 and 2003 (Unaudited)
     and the Six Months Ended June 30, 2004 and 2003 (Unaudited)         4

     Condensed Consolidated Statements of Cash Flows for
       the Six Months Ended June 30, 2004 and 2003 (Unaudited)           5

     Notes to Condensed Consolidated Financial Statements (Unaudited)    6

  Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations              19

  Item 3. Quantitative and Qualitative Disclosures About Market Risk    25

  Item 4. Controls and Procedures                                       25


Part II. Other Information                                              27
--------------------------

  Item 1. Legal Proceedings

  Item 2. Changes in Securities, Use of Proceeds and Issuer
             Purchases Of Equity Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submissions of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

                             JORDAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                         June 30,   December 31
                                                           2004        2003,
                                                         --------   -----------
ASSETS                                                 (unaudited)
Current Assets:
  Cash and cash equivalents                              $21,637      $16,173
  Accounts receivable, net                               125,703      101,860
  Inventories                                            136,226      126,504
  Net assets of discontinued operations (See Note E)       2,029        6,292
  Income tax receivable                                    4,287        5,637
  Prepaid expenses and other current assets               19,889       27,327
                                                        --------     --------
    Total Current Assets                                 309,771      283,793

Property, plant and equipment, net                        85,311       89,956
Investments in and advances to affiliates                 34,163       46,664
Goodwill, net                                            247,983      247,900
Other assets                                              20,680       24,155
                                                        --------     --------
    Total Assets                                        $697,908     $692,468
                                                        ========     ========

LIABILITIES AND SHAREHOLDER'S EQUITY (NET CAPITAL
DEFICIENCY)
Current Liabilities:
  Accounts payable                                      $ 68,483      $54,001
  Accrued liabilities                                     96,480       86,667
  Current portion of long-term debt                        8,308       20,087
                                                        --------     --------
    Total Current Liabilities                            173,271      160,755

Long-term debt, less current portion                     726,458      728,124
Other non-current liabilities                             13,859       14,587
Deferred income taxes                                     11,323        8,198
Minority interest                                            633          472
Preferred stock                                            2,637        2,535

Shareholder's Equity (net capital deficiency):
  Common stock $.01 par value: 100,000 shares
   authorized and 98,501 shares issued and
   outstanding                                                 1            1
  Additional paid-in capital                               2,116        2,116
  Accumulated other comprehensive income (loss)              426       (1,012)
  Accumulated deficit                                   (232,816)    (223,308)
                                                        --------     --------
    Total Shareholder's Equity (net capital
     deficiency)                                        (230,273)    (222,203)
                                                        ---------    ---------
    Total Liabilities and Shareholder's
     Equity (net capital deficiency)                    $697,908     $692,468
                                                        ========     ========



See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                              June 30,            June 30,
                                        ------------------    ----------------
                                         2004      2003        2004     2003
                                        ------    ------      ------   ------


Net sales                             $190,731  $173,335    $359,248  $335,581
Cost of sales, excluding
                                       130,481   115,407     244,582   222,620
depreciation
Selling, general and
 administrative expenses,
 excluding depreciation                 37,910    37,804      76,182    73,741
Depreciation                             4,179     5,407       9,130    10,720
Amortization of other intangibles           52        37          98        98
Income from sale of affiliates (See     (7,954)        -      (7,954)        -
 Note M)
Management fees and other                  318       328         248       358
                                      --------  --------    --------   -------

Operating income                        25,745    14,352      36,962    28,044

Other (income) expenses:
  Interest expense                      15,232    20,708      38,891    41,453
  Interest income                       (1,562)     (246)     (1,832)     (513)
  Other                                   (696)   (5,235)       (361)   (8,628)
                                      --------   -------     -------   -------
                                        12,974    15,227      36,698    32,312
                                      --------   -------     -------   -------
Income (loss) before income taxes,
 minority interest, and discontinued
 operations                             12,771      (875)        264    (4,268)
Provision for income taxes               2,034     3,237       5,976     6,253
                                      --------   -------     -------   -------
Income (loss) before minority
 interest and discontinued operations   10,737    (4,112)     (5,712)  (10,521)
Minority interest                           62       133         161        72
                                      --------   -------     -------   -------
Income (loss) before discontinued
 operations                            10,675     (4,245)     (5,873)  (10,593)
(Loss) income from discontinued
 operations, net of tax (See Note E)   (1,902)     1,840      (2,362)      289
Loss on sale of discontinued
 operations, net of tax (See Note E)        -          -      (1,171)        -
                                      -------    -------     -------  --------
Net income (loss)                     $ 8,773    $(2,405)    $(9,406) $(10,304)
                                      =======    =======     =======  ========


     See accompanying notes to condensed consolidated financial statements.

                            JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                               June 30,
                                                         --------------------
                                                          2004          2003
                                                         ------        ------

Cash flows from operating activities:
 Net loss                                               $(9,406)      $(10,304)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Loss on sale of discontinued operations               1,171              -
    Income from sale of affiliates                       (7,954)             -
    Depreciation and amortization                         9,228         10,818
    Amortization of deferred financing fees               4,539          3,092
    Minority interest                                       161             72
    Non-cash interest                                        96             28
    Deferred income taxes                                 3,125          5,233
    Gain on disposal of fixed assets                       (196)        (3,774)
    Other                                                    15         (4,468)
    Changes in operating assets and liabilities:
      Increase in current assets                        (31,964)       (25,044)
      Increase in current liabilities                    10,106          7,005
      Decrease (increase) in non-current assets             530         (3,765)
      (Decrease) increase in non-current liabilities       (728)           441
    Increase (decrease) in net assets of
     discontinued operations                                (63)         3,437
                                                        -------        -------
        Net cash used in operating activities           (21,340)       (17,229)


Cash flows from investing activities:
  Proceeds from sale of fixed assets                        796          3,861
  Capital expenditures                                   (3,690)        (6,133)
  Net proceeds from sale of discontinued operations       6,155              -
  Net proceeds from sale of affiliates (See Note M)      27,207              -
  Additional purchase price payments                          -           (750)
                                                        -------        -------
        Net cash provided by (used in) investing
         activities                                      30,468         (3,022)

Cash flows from financing activities:
  Proceeds from revolving credit facilities, net          4,376         28,635
  Repayment of long-term debt                           (10,653)       (11,886)
  Proceeds from other borrowings                          5,224            266
  Payment of financing fees                              (3,498)            -
                                                        -------        -------
        Net cash (used in) provided by financing
         activities                                      (4,551)        17,015

Effect of exchange rate changes on cash                     887          5,093
                                                        -------
Net increase in cash and cash equivalents                 5,464          1,857
Cash and cash equivalents at beginning of period         16,173         19,929
                                                        -------        -------
Cash and cash equivalents at end of period              $21,637        $21,786
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

The Company has recorded an income tax provision for the six months ended June 30, 2004 primarily due to its foreign and state tax expense. The Company's domestic losses have not been benefited for federal tax purposes.

C.  Inventories
---------------

Inventories are summarized as follows:

                                       June 30,               December 31,
                                         2004                     2003
                                     ------------            -------------

       Raw materials                      $58,624                $ 54,588
       Work-in-process                     19,241                  17,652
       Finished goods                      58,361                  54,264
                                         --------                --------
                                         $136,226                $126,504
                                         ========                ========

D.  Comprehensive Income (loss)
-------------------------------

Total comprehensive income (loss) for the three months and six months ended June 30, 2004 and 2003 is as follows:

                                    Three Months ended       Six Months ended
                                          June 30,               June 30,
                                    -------------------     ------------------
                                      2004       2003         2004      2003
                                     ------     ------       ------    ------

Net income (loss)                   $ 8,773    $(2,405)     $(9,406)  $(10,304)
Foreign currency translation         (1,554)     2,044        1,438      7,716
                                    -------    -------      -------   --------
Comprehensive income (loss)         $ 7,219    $  (361)     $(7,968)  $ (2,588)
                                    =======    =======      =======   ========

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

E.  Discontinued Operations
---------------------------

On January 20, 2004, the Company sold certain assets and liabilities of JII Promotions' Ad Specialty and Calendar product lines to a third party for $6,155. Concurrent with the above transaction, the Company agreed to wind down the remaining activities of JII Promotions and to ultimately retain only the pension-related liabilities and various immaterial capital leases. The consolidated financial statements reflect JII Promotions as a discontinued operation for all periods presented. Net assets of discontinued operations in the condensed consolidated balance sheets represent net assets of JII Promotions, excluding the retained liabilities discussed above. The Company recorded a loss on the sale of $1,171. There was no tax benefit on the loss on sale or on the loss from discontinued operations.

Net sales of JII Promotions for the six month period ending June 30, 2004 and the year ended December 31, 2003 were $1,083 and $51,933, respectively. JII Promotions was a part of the Specialty Printing and Labeling segment.

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

G.  Pension Plans and Other Post-Retirement Benefit Plans
---------------------------------------------------------

The components of net periodic benefit cost for the Company's pension plans for the three months and six months ended June 30, 2004 and 2003 were as follows:

                                         Three Months Ended  Six Months Ended
                                         ------------------  ----------------
                                              June 30,            June 30,
                                              --------            --------
                                           2004      2003      2004     2003
                                           ----      ----      ----     ----

Service cost                              $ 195     $ 169     $ 390    $ 338
Interest cost                               310       299       620      598
Expected return on plan assets             (270)     (294)     (540)    (588)
Prior service costs recognized               15        14        30       28
Recognized net actuarial loss (gain)         31        (2)       62       (4)
                                          -----    ------     -----    -----
   Net periodic benefit cost              $ 281    $  186     $ 562    $ 372
                                          =====    ======     =====    =====

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

The components of net periodic benefit cost for the Company's post-retirement healthcare benefit plans for the three months and six months ended June 30, 2004 and 2003 were as follows:

                                         Three Months Ended    Six Months Ended
                                         ------------------    ----------------
                                               June 30,            June 30,
                                               --------            --------
                                          2004       2003       2004     2003
                                          ----       ----       ----     ----

     Service cost                         $46        $38         $92      $76
     Interest cost                         90         72         180      144
     Recognized net actuarial loss         48         31          96       62
                                        -----      -----       -----    -----
        Net periodic benefit cost       $ 184      $ 141       $ 368    $ 282
                                        =====      =====       =====    =====

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

I.  Exchange Offer
------------------

On February 18, 2004, the Company completed an Exchange Offer, whereby it exchanged $173,334 of new Senior Notes (the "Exchange Notes") for $247,619 of Old Senior Notes. The Exchange Notes were co-issued by JII Holdings LLC, a wholly owned subsidiary of the Company, and its wholly owned subsidiary, JII Holdings Finance Corporation. The Exchange Notes bear interest at 13% per annum which is payable semi annually on February 1 and August 1 of each year, and mature on April 1, 2007. The notes that were exchanged bore interest at 10 3/8% per annum and paid interest semi annually on February 1 and August 1. The remaining Old Senior Notes mature on August 1, 2007.

The Exchange Offer has been accounted for as a troubled debt restructuring in conformity with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS No. 15). SFAS No. 15 requires that, when there is a modification of terms such as this, if the total debt service of the new debt is less than the carrying amount on the balance sheet of the old debt, the carrying amount should be reduced to the total debt service amount. This reduction resulted in a gain of $2,149, which was required by SFAS No. 15 to be offset by fees incurred on the transaction. Fees of $7,249, which were in excess of the gain, were recorded as interest expense during the first quarter of 2004. The remaining reduction in the principal of the Exchange Notes compared to the Old Senior Notes will be recognized over the period to maturity of the Exchange Notes as a reduction of interest expense.

J.  Waiver Agreement
--------------------

On January 31, 2004, the Company and certain holders of the Company's Senior Subordinated Discount Debentures entered into a Waiver Agreement which provides that the participating note holders waive any rights to claim an event of default if the Company does not make the scheduled interest payments as required in the applicable indenture. Should the Company elect not to make interest payments on these notes, the interest will continue to accrue at its original rate of 11 3/4% per year and will be due and payable to the holders at the maturity date of the notes. Pursuant to the Waiver Agreement, the maturity date of the participating notes is the earlier of (1) the date on which all of the outstanding principal and interest on the Exchange Notes and the

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

Senior Secured Discount Debentures not participating in the Waiver Agreement have been paid in full, (2) the date six months after the original maturity of the participating notes, or (3) the date on which the Company enters into a bankruptcy proceeding.

K. Modification Agreement
-------------------------

On February 18, 2004, certain of the Company's Senior Subordinated Discount Debenture note holders entered into a Modification Agreement which provides for a reduction in their stated maturity value and a reduction of their applicable interest rate. The aggregate maturity value of the notes, including accrued but unpaid interest, held by the parties to the Modification Agreement is $24,007 which has been reduced to $7,202. The interest rate on these notes has been reduced to a stated rate of 1.61% from 11.75%. On April 1, 2004 certain holders of an additional $1,847 of the Company's Senior Subordinated Discount Debentures elected to participate in the Modification Agreement. The maturity value of these notes, including accrued but unpaid interest, has been reduced to $554. The holders of these modified notes retain the right to collect the original maturity value and interest thereon at the original interest rate if the Company meets certain financial tests and ratios. Under the Modification Agreement, these notes mature on the earlier of (1) the date that all other Senior Subordinated Discount Debenture note holders have been paid in full, (2) the date that is six months after the original maturity date, or (3) the date on which the Company enters into a bankruptcy proceeding.

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

The remaining Senior Subordinated Discount Debentures that are not party to the Modification Agreement will continue to accrue interest at 11.75% and represent $69,032 of the total outstanding principal amount of $94,886.




                                                     JORDAN INDUSTRIES, INC.
                                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (UNAUDITED)
                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)


L.  Condensed Consolidating Financial Statements Unaudited
----------------------------------------------------------

Pursuant to the Exchange Offer described in Note I, wholly owned subsidiaries of the Company, JII Holdings LLC and JII Holdings
Finance Corporation, issued senior secured notes which have been guaranteed by the Company and may, in the future, be guaranteed by certain of the Company's subsidiaries. The following condensed consolidating financial information is provided in lieu of separate financial statements for the issuers of these notes.


                                                                       Three Months Ended June 30, 2004
                                        -----------------------------------------------------------------------------------------
                                        Jordan Ind    JII Holdings    JII Finance   Operating Subs    Eliminations   Consolidated
                                        ----------    ------------    -----------   --------------    ------------   ------------

Net Sales                               $       -      $        -      $      -       $190,731          $      -       $190,731
Cost of sales,
 excluding depreciation                         -               -             -        130,481                 -        130,481
Selling, general, and
 administrative expenses,
 excluding depreciation                      (562)              -             -         38,472                 -         37,910
Depreciation                                  281               -             -          3,898                 -          4,179
Amortization of
 goodwill and other
 intangibles                                    2               -             -             50                 -             52
Income from sale of
 affiliates                                (7,954)              -             -              -                 -         (7,954)
Management fees and other                     318               -             -              -                 -            318
                                          -------        --------      --------       --------          ---------     ---------
Operating income                            7,915               -             -         17,830                 -         25,745

Other (income) and
 expenses:
    Interest expense                        2,799           1,644             -         10,789                 -         15,232
    Intercompany interest
     expense (income)                        (939)         (6,180)            -          7,119                 -              -
    Interest income                        (1,518)              -             -            (79)               35         (1,562)
    Intercompany
     management fee
     expense (income)                        (822)         (1,065)            -          1,884                 3              -
    Equity in (earnings)
     losses of subsidiaries                  (378)          2,173             -              -            (1,795)             -
    Other, net                                  -               -             -           (692)               (4)          (696)
                                          -------        --------      --------       --------          ---------     ---------
                                             (858)        (3,428)             -         19,021            (1,761)        12,974
Income (loss) from
 continuing operations
 before taxes and
 minority interest                          8,773          3,428              -         (1,191)            1,761         12,771
Provision (benefit) for
 income taxes                                   -              -              -          3,184            (1,150)         2,034
                                          -------        -------       --------       --------          --------      ---------

Income (loss) from
 continuing operations
 before minority interest                   8,773          3,428              -         (4,375)            2,911         10,737
Minority interest                               -              -              -             62                 -             62
                                          -------        -------       --------       --------          --------       --------

Income (loss) from
 continuing operations                      8,773          3,428              -         (4,437)            2,911         10,675
Loss from discontinued
 operations, net of tax                         -              -              -         (1,902)               -          (1,902)
Loss on sale of
 discontinued operations,
 net of tax                                     -              -              -              -                -               -
                                          -------        -------       --------       --------          --------        -------
Net income (loss)                          $8,773         $3,428        $     -        $(6,339)          $2,911         $ 8,773
                                          =======        =======       ========       ========          ========        =======






                                                     JORDAN INDUSTRIES, INC.
                                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (UNAUDITED)
                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                               Three Months Ended June 30, 2003
                              --------------------------------------------------------------------------------------------------
                              Jordan Ind      JII Holdings     JII Finance     Operating Subs     Eliminations      Consolidated
                              ----------      ------------     -----------     --------------     ------------      ------------

Net Sales                      $       -        $      -          $    -          $173,335            $    -          $173,335
Cost of sales,
 excluding depreciation                -               -               -           115,407                 -           115,407
Selling, general, and
 administrative expenses,
 excluding depreciation              833               -               -            36,971                 -            37,804
Depreciation                         374               -               -             5,033                 -             5,407
Amortization of
 goodwill and other
 intangibles                           2               -               -                35                 -                37
Management fees and other            109               -               -               219                 -               328
                                --------        --------          ------           -------           -------           -------
Operating (loss) income           (1,318)              -               -            15,670                 -            14,352

Other (income) and
 expenses:
    Interest expense              10,748               -               -             9,960                 -            20,708
    Intercompany interest
     expense (income)               (993)         (6,196)              -             7,189                 -                 -
    Interest income                 (225)              -               -               (51)               30              (246)
    Intercompany
     management fee
     expense (income)               (711)         (1,122)              -             1,833                 -                 -
    Equity in earnings
     of subsidiaries              (7,732)           (318)              -                 -             8,050                 -
    Other, net                         -               -               -            (5,235)                -            (5,235)
                                --------        --------          ------           -------          --------           -------
                                   1,087          (7,636)              -            13,696             8,080            15,227

(Loss) income from
 continuing operations
 before taxes and
 minority interest                (2,405)          7,636               -             1,974            (8,080)             (875)
Provision (benefit) for
 income taxes                          -               -               -             4,921            (1,684)            3,237
                                --------        --------          ------           -------          --------           -------

(Loss) income from
 continuing operations
 before minority
 interest                         (2,405)          7,636               -           (2,947)            (6,396)           (4,112)
Minority interest                      -               -               -              133                  -               133
                                --------        --------          ------           -------          --------            ------

(Loss) income from
 continuing operations            (2,405)          7,636               -           (3,080)            (6,396)           (4,245)
Loss from discontinued
 operations, net of tax                -               -               -            1,840                  -             1,840
Loss on sale of discontinued
 operations, net of tax                -               -               -                -                  -                 -
                                --------         -------          ------           -------          --------          --------
Net loss                         $(2,405)         $7,636         $     -          $(1,240)          $ (6,396)          $(2,405)
                                ========         =======          ======           =======          ========          ========




                                                     JORDAN INDUSTRIES, INC.
                                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (UNAUDITED)
                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                          Six Months Ended June 30, 2004
                                      ---------------------------------------------------------------------------------------------
                                      Jordan Ind     JII Holdings      JII Finance    Operating Subs    Eliminations   Consolidated
                                      ----------     ------------      -----------    --------------    ------------   ------------

Net Sales                             $     -        $       -         $      -         $ 359,248        $      -      $    359,248
Cost of sales,
 excluding depreciation                     -                -                -           244,582               -           244,582
Selling, general, and
 administrative expenses,
 excluding depreciation                (1,000)               -                -            77,182               -            76,182
Depreciation                              662                -                -             8,468               -             9,130
Amortization of
 goodwill and other
 intangibles                                3                -                -                95               -                98
Income from sale of
  affiliates                           (7,954)               -                -                 -               -            (7,954)
Management fees and other                 248             (371)               -               371               -               248
                                       ------           ------           --------       ---------          --------        --------
Operating income                        8,041              371                -            28,550               -            36,962

Other (income) and
 expenses:
    Interest expense                    9,877            8,195                -            20,819               -            38,891
    Intercompany interest
     expense (income)                  (5,948)          (8,209)               -            14,157               -                 -
    Interest income                    (1,757)               -                -              (144)             69            (1,832)
    Intercompany
     management fee
     expense (income)                  (2,150)          (1,416)               -             3,566               -                 -
    Equity in losses of
     subsidiaries                      20,580           11,259                -                 -         (31,839)                -
    Other, net                              -                -                -              (359)             (2)             (361)
                                      -------           ------           --------       ---------         --------         --------
                                       20,602            9,829                -            38,039         (31,772)           36,698
(Loss) income from
 continuing operations
 before taxes and
 minority interest                    (12,561)          (9,458)               -            (9,489)          31,772              264
Provision (benefit) for
 income taxes                               -                -                -             5,622              354            5,976
                                      -------           ------           --------       ---------         --------         --------
(Loss) income from
 continuing operations
 before minority interest             (12,561)          (9,458)               -           (15,111)          31,418           (5,712)
Minority interest                           -                -                -               161                -              161
                                      -------           ------           --------        --------         --------         --------

(Loss) income from
 continuing operations               (12,561)           (9,458)               -           (15,272)          31,418           (5,873)
Loss from discontinued
 operations, net of tax                    -                 -                -            (2,362)               -           (2,362)
Income (loss) on sale of
  discontinued operations,
  net of tax                           3,155                 -                -            (4,326)               -           (1,171)
                                     -------          --------           --------        --------         --------         --------
Net loss                            $ (9,406)         $ (9,458)           $   -         $ (21,960)        $ 31,418         $ (9,406)
                                     =======          ========           ========        ========         ========         ========




                                                     JORDAN INDUSTRIES, INC.
                                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (UNAUDITED)
                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                        Six Months Ended June 30, 2003
                                      ------------------------------------------------------------------------------------------
                                      Jordan Ind    JII Holdings    JII Finance    Operating Subs    Eliminations   Consolidated
                                      ----------    ------------    -----------    --------------    ------------   ------------

Net Sales                              $     -         $     -        $     -          $335,581        $       -       $ 335,581
Cost of sales,
 excluding depreciation                      -               -              -           222,620                -         222,620
Selling, general, and
 administrative expenses,
 excluding depreciation                    637               -              -            73,104                -          73,741
Depreciation                               748               -              -             9,972                -          10,720
Amortization of
 goodwill and other
 intangibles                                 3               -              -                95                -              98
Management fees and other                  139               -              -               219                -             358
                                      --------         -------        -------          --------          --------       --------
Operating (loss) income                 (1,527)              -              -            29,571                -          28,044

Other (income) and
 expenses:
    Interest expense                    21,501               -              -            19,952                -          41,453
    Intercompany interest
     expense (income)                   (1,985)        (12,122)             -            14,107                -               -
    Interest income                       (443)              -              -              (130)              60            (513)
    Intercompany
     management fee
     expense (income)                   (1,446)         (2,080)             -             3,526                -               -
    Equity in (earnings)
     losses of
     subsidiaries                      (11,322)          3,812              -                 -            7,510               -
    Other, net                           2,472               -              -           (11,100)               -          (8,628)
                                      --------         -------        -------          --------          --------        -------
                                         8,777         (10,390)             -            26,355            7,570          32,312
(Loss) income from continuing
 operations before taxes and
 minority interest                     (10,304)         10,390              -             3,216           (7,570)         (4,268)
Provision (benefit) for
 income taxes                                -               -              -             7,110             (857)          6,253
                                      --------         -------        -------          --------          -------         -------
(Loss) income from
 continuing operations
 before minority interest              (10,304)         10,390              -            (3,894)          (6,713)        (10,521)
Minority interest                            -               -              -                72                -              72
                                      --------         -------        -------          --------          -------         -------

(Loss) income from
 continuing operations                 (10,304)         10,390              -            (3,966)          (6,713)        (10,593)
Loss from discontinued
 operations, net of tax                      -               -              -               289                -             289
                                      --------         -------        -------          --------          -------         -------
Net (loss) income                     $(10,304)        $10,390        $     -          $ (3,677)         $(6,713)       $(10,304)
                                      ========         =======        =======          ========          =======         =======




                                                     JORDAN INDUSTRIES, INC.
                                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (UNAUDITED)
                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                Balance Sheet as of June 30, 2004
                               -------------------------------------------------------------------------------------------------
                                Jordan Ind      JII Holdings     JII Finance    Operating Subs     Eliminations     Consolidated
                                ----------      ------------     -----------    --------------     ------------     ------------

Current assets:
    Cash and equivalents         $  2,065         $       -       $      -          $  19,572        $       -          $21,637
    Intercompany receivables       23,635           (10,959)             -                822          (13,498)               -
    Accounts receivable, net            -                 -              -            125,703                -          125,703
    Inventories                         -                 -              -            136,226                -          136,226
    Net assets of
     discontinued operations            -                 -              -              2,029                -            2,029
    Income tax receivable               -                 -              -              4,287                -            4,287
    Prepaids and other
     current assets                10,681                 -              -              9,208                -           19,889
                                  -------          --------       --------           --------         --------          -------
    Total current assets           36,381           (10,959)             -            297,847          (13,498)         309,771

Property, plant and
 equipment, net                        89                 -              -             85,222                -           85,311
Investments and advances to
 affiliates                        21,820                 -              -             12,344               (1)          34,163
Investments in subsidiaries        50,533           171,551              -                  -         (222,084)               -
Goodwill, net                           -                 -              -            263,707          (15,724)         247,983
Intercompany notes
 receivable                             -           232,199              -              1,000         (233,199)               -
Other assets                        1,240             7,806              -             11,634                -           20,680
                                 --------          --------       --------           --------        ---------         --------
    Total assets                 $110,063          $400,597       $      -           $671,754        $(484,506)        $697,908
                                 ========          ========       ========           ========        =========         ========
Current liabilities:
    Accounts payable             $      -          $      -       $      -           $ 68,483        $       -         $ 68,483
    Accrued liabilities            42,864             8,190              -             45,083              343           96,480
    Intercompany payables               -                 -              -              5,134           (5,134)               -
    Current portion of long
     term debt                         12                 -              -              8,296                -            8,308
                                 --------          --------       --------           --------        ---------
    Total current liabilities      42,876             8,190              -            126,996           (4,791)         173,271
Long term debt                    122,115           235,300              -            369,043                -          726,458
Other non current liabilities           -                 -              -             13,859                -           13,859
Intercompany payables             (44,291)                -              -            277,483         (233,192)               -
Deferred income taxes              12,192                 -              -               (571)            (298)          11,323
Minority interest                       -                 -              -                633                -              633
Preferred stock of a
 subsidiary                          (350)                -              -            121,505         (118,518)           2,637
Shareholders equity               (22,479)          157,107              -           (237,194)        (127,707)        (230,273)
                                 --------          --------        -------           --------        ----------        --------
    Total liabilities and
     shareholders equity         $110,063          $400,597        $     -           $671,754         $(484,506)       $697,908
                                 ========          ========        =======           ========         ==========       ========




                                                     JORDAN INDUSTRIES, INC.
                                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (UNAUDITED)
                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                             Balance Sheet as of December 31, 2003
                               -------------------------------------------------------------------------------------------------
                                Jordan Ind      JII Holdings     JII Finance    Operating Subs     Eliminations     Consolidated
                                ----------      ------------     -----------    --------------     ------------     ------------

Current assets:
    Cash and equivalents          $  6,301         $      -        $      -          $  9,872         $     -         $ 16,173
    Intercompany receivables        14,689           (13,313)             -               769          (2,145)               -
    Accounts receivable, net             -                -               -           101,860               -          101,860
    Inventories                          -                -               -           126,504               -          126,504
    Net assets of
     discontinued operations             -                -               -             6,292               -            6,292
    Income tax receivable                -                -               -             5,637               -            5,637
    Prepaids and other
     current assets                 14,275                -               -            13,052               -           27,327
                                    ------          -------         -------          --------       ---------         --------
    Total current assets            35,265          (13,313)              -           263,986          (2,145)         283,793

Property, plant and
 equipment, net                        924                -               -            89,032               -           89,956
Investments and advances to
 affiliates                         34,320                -               -            12,344               -           46,664
Investments in subsidiaries         49,129          172,847               -                 -        (221,976)               -
Goodwill, net                            -                -               -           263,624         (15,724)         247,900
Intercompany notes
 receivable                              -          226,501               -             1,000        (227,501)               -
Other assets                        10,603                -               -            13,552               -           24,155
                                  --------         --------         -------          --------       ----------        --------
    Total assets                  $130,241         $386,035        $      -          $643,538       $(467,346)        $692,468
                                  ========         ========         =======          ========       =========         ========

Current liabilities:
    Accounts payable              $      -         $      -        $      -          $ 54,001       $       -         $ 54,001
    Accrued liabilities             43,820                -               -            43,140            (293)          86,667
    Intercompany payables                -                -               -            (6,210)          6,210                -
    Current portion of long
     term debt                           -                -               -            20,087               -           20,087
                                  --------         --------         -------          --------
    Total current liabilities       43,820                -               -           111,018           5,917          160,755
Long term debt                     367,661                -               -           360,463               -          728,124
Other non current liabilities            -                -               -            14,587               -           14,587
Intercompany payables              (44,291)               -               -           271,792        (227,501)               -
Deferred income taxes               12,192                -               -            (3,994)              -            8,198
Minority interest                        -                -               -               472               -              472
Preferred stock of a                  (350)               -               -           122,699        (119,814)           2,535
 subsidiary
Shareholders equity               (248,791)         386,035               -          (233,499)       (125,948)        (222,203)
                                  --------         --------         -------          --------       ---------        ---------
    Total liabilities and
     shareholders equity          $130,241         $386,035        $      -          $643,538       $(467,346)        $692,468
                                  ========         ========         =======          ========       =========        =========




                                                     JORDAN INDUSTRIES, INC.
                                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (UNAUDITED)
                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                Six Months Ended June 30, 2004
                                 ------------------------------------------------------------------------------------------------
                                 Jordan Ind      JII Holdings     JII Finance    Operating Subs     Eliminations     Consolidated
                                 ----------      ------------     -----------    --------------     ------------     ------------

Net cash (used in) provided by
 operating activities             $(37,497)        $3,498          $    -          $ 12,659            $     -        $ (21,340)

Cash flows from investing
 activities
    Proceeds from sales of
     fixed assets                        -              -               -               796                  -              796
    Capital expenditures               (86)             -               -            (3,604)                 -           (3,690)
    Net proceeds from sale of
     discontinued operations         6,155              -               -                 -                  -            6,155
    Net proceeds from sales of
     affiliates                     27,207              -               -                 -                  -           27,207
                                   -------         ------          ------           -------           --------           ------
Net cash provided by (used
 in) investing activities           33,276              -               -            (2,808)                 -           30,468

Cash flows from financing
 activities
    Proceeds from revolving
     credit facility                     -              -               -              4,376                 -            4,376
    Payment of deferred
     financing costs                     -         (3,498)              -                  -                 -           (3,498)
    Payment of long term debt          (15)             -               -            (10,638)                -          (10,653)
    Proceeds from other
     borrowings                          -              -               -              5,224                 -            5,224
                                   -------        -------          ------            -------          --------          -------
Net cash (used in) provided by
 financing activities                  (15)        (3,498)              -             (1,038)                -           (4,551)

Effect of exchange rate
 changes on cash                         -              -               -                887                 -              887
                                   -------        -------          ------            -------          --------          -------
Net (decrease) increase in cash
 and equivalents                    (4,236)             -               -              9,700                 -            5,464
Cash and equivalents at

 beginning of year                   6,301              -               -              9,872                 -           16,173
                                   -------        -------          ------            -------          --------          -------
Cash and equivalents at end of
 year                              $ 2,065        $     -         $     -            $19,572           $     -          $21,637
                                   =======        =======          ======            =======          ========          =======




                                                     JORDAN INDUSTRIES, INC.
                                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (UNAUDITED)
                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                Six Months Ended June 30, 2003
                                 ------------------------------------------------------------------------------------------------
                                 Jordan Ind      JII Holdings     JII Finance    Operating Subs     Eliminations     Consolidated
                                 ----------      ------------     -----------    --------------     ------------     ------------

Net cash used in operating
 activities                        $(1,587)         $    -          $    -           $(15,642)        $     -          $(17,229)

Cash flows from investing
 activities
    Proceeds from sales of
     fixed assets                        -               -               -              3,861               -             3,861
    Capital expenditures               (43)              -               -             (6,090)              -            (6,133)
    Additional purchase price
     payments                            -               -               -               (750)              -              (750)
                                   -------          ------          ------           --------          -------          -------
Net cash used in investing
 activities                            (43)              -               -             (2,979)              -            (3,022)

Cash flows from financing
 activities
    Proceeds from revolving
     credit facility                     -               -               -             28,635               -            28,635
    Payment of long term debt          (17)              -               -            (11,869)              -           (11,886)
    Proceeds from other
     borrowings                          -               -               -                266               -               266
                                   -------          ------          ------           --------           -------         -------
Net cash (used in) provided by
 financing activities                  (17)              -               -             17,032                -           17,015

Effect of exchange rate changes
 on cash                                 -               -               -              5,093                -            5,093
                                   -------          ------          ------           --------           -------         -------
Net (decrease) increase in
 cash and equivalents               (1,647)              -               -              3,504                -            1,857
Cash and equivalents at
 beginning of year                   3,335               -               -             16,594                -           19,929
                                         -          ------          ------           --------           -------         -------
Cash and equivalents at end of
 year                              $ 1,688          $    -          $    -           $ 20,098           $    -          $21,786
                                   =======          ======          ======           ========           =======         =======



                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

M.  Affiliate Transactions
--------------------------

On May 4, 2004, two of the Company's affiliates, DMS Holdings, Inc. and Mabis Healthcare Holdings, Inc., ("DMS/Mabis") were sold to a third party. A portion of the proceeds from the sale was used to repay the Company for operating expenses which the Company paid on behalf of DMS/Mabis in prior periods, as well as accrued and unpaid management fees due the Company. These repayments totaled $806 and $1,069, respectively. Also as a result of the sale, the Company was paid a fee of $1,725 for the termination of their management fee arrangement with DMS/Mabis, and a fee of $1,600 pursuant to certain advisory agreements. The Company recorded income of approximately $4,309 in the second quarter as a result of this transaction.

On May 13, 2004, one of the Company's affiliates, Flavor and Fragrance Holdings, Inc., ("FFG") was sold to a third party. A portion of the proceeds was used to repay the principal and accrued interest on the note the Company received when the net assets of Flavorsource were sold to FFG on January 1, 2002. This principal and accrued interest totaled $12,181. In addition, a portion of the proceeds from the sale was used to repay the Company for operating expenses which the Company paid on behalf of FFG in prior periods, as well as accrued and unpaid management fees due the Company. These repayments totaled $4,509 and $1,672, respectively. Also as a result of the sale, the Company was paid a fee of $1,705 for the termination of their management fee arrangement with FFG, and a fee of $1,940 pursuant to certain advisory agreements. The Company recorded income of approximately $3,645 in the second quarter as a result of this transaction.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2003 10-K and the financial statements and the related notes thereto.

Results of Operations
---------------------

Summarized below are the net sales, operating income (loss) and operating margins (as defined) for each of the Company's business segments for the three month and six month periods ended June 30, 2004 and 2003. Due to the divestiture of the net assets of the School Annual division of JII Promotions in September 2003 and the subsequent sale of certain assets of the Ad Specialty and Calendar product lines in January 2004, the operations of JII Promotions have been classified as Discontinued Operations on the Company's Consolidated Statement of Operations in all periods. JII Promotions was part of the Specialty Printing and Labeling segment. (See Note E to the financial statements.) The following discussion reviews the following segment data and certain of the consolidated financial data for the Company.



                                       Three Months Ended                 Six Months Ended
                                             June 30,                      June 30, 2004
                                       -------------------              -------------------
                                       2004             2003              2004        2003
                                       ----             ----              ----        ----
Net Sales:
Specialty Printing and Labeling     $ 13,736         $ 12,289          $ 26,219     $ 25,069
Jordan Specialty Plastics             33,213           29,209            66,033       57,074
Jordan Auto Aftermarket               46,780           44,580            80,618       81,202
Kinetek                               81,891           71,940           157,608      143,192
Consumer and Industrial Products      15,111           15,317            28,770       29,044
                                    --------         --------          --------     --------
   Total                            $190,731         $173,335          $359,248     $335,581
                                    ========         ========          ========     ========

Operating Income (Loss):
Specialty Printing and Labeling       $1,890           $  973            $3,055     $  2,098
Jordan Specialty Plastics              2,081            1,766             3,914        3,521
Jordan Auto Aftermarket                4,000            4,807             6,492        8,159
Kinetek                                9,864            8,567            16,571       17,375
Consumer and Industrial Products        (638)              15            (1,717)        (954)
                                    --------         --------          --------     --------
   Total(a)                         $ 17,197         $ 16,128          $ 28,315     $ 30,199
                                    ========         ========          ========     ========

Operating Margin(b)
Specialty Printing and Labeling        13.8%             7.9%             11.7%         8.4%
Jordan Specialty Plastics               6.3%             6.1%              5.9%         6.2%
Jordan Auto Aftermarket                 8.6%            10.8%              8.1%        10.1%
Kinetek                                12.0%            11.9%             10.5%        12.1%
Consumer and Industrial Products       (4.2)%            0.1%             (6.0)%       (3.3)%
   Total                                9.0%             9.3%              7.9%         9.0%


-------------------
(a) Before corporate overhead and management fees of $(8,548) and $1,776 for the three months ended June 30, 2004 and 2003, respectively, and $(8,647) and $2,155 for the six months ended June 30, 2004 and 2003, respectively. Corporate overhead and management fees for the three and six months ended June 30, 2004 include income from the sale of three affiliates of $7,954.

(b) Operating margin is operating income (loss) divided by net sales.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

       Specialty Printing and Labeling. As of June 30, 2004, the Specialty Printing and Labeling group ("SPL") consisted of Valmark, Pamco, and Seaboard.

Net sales for the three months ended June 30, 2004 increased $1.4 million, or 11.8%, over the same period in 2003. This increase was primarily due to higher sales of membrane switches and screen printed products at Valmark, $0.8 million and $0.3 million, respectively, and increased sales of labels at Pamco, $0.4 million. Partially offsetting these increases were lower sales of folding boxes at Seaboard, $0.1 million. Net sales for the six months ended June 30, 2004 increased $1.2 million, or 4.6%, over the same period in 2003. This increase was primarily due to higher sales of membrane switches and screen printed products at Valmark, $0.9 million and $0.4 million, respectively, and increased sales of labels at Pamco, $0.8 million. Partially offsetting these increases were lower sales of folding boxes at Seaboard, $0.9 million. The increase at Valmark was primarily due to a sales increase of approximately 30% to one of its largest customers in the medical equipment market. Additionally, sales to a major customer of electronic sensors more than doubled from the same period in 2003.


Operating income for the three months ended June 30, 2004 increased $0.9 million, or 94.2%, over the same period in 2003. This increase was primarily due to higher operating income at Valmark, $0.7 million, and Seaboard, $0.1 million, as well as reduced corporate expenses. Operating income for the six months ended June 30, 2004 increased $1.0 million, or 45.6%, over the same period in 2003. This increase was primarily due to higher operating income at Valmark, $0.9 million, and Pamco, $0.2 million, as well as reduced corporate expenses. Partially offsetting these increases was lower operating income at Seaboard, $0.3 million. The significantly improved margins at Valmark were primarily driven by volume leverage and cost reductions as well as favorable product mix.

       Jordan Specialty Plastics. As of June 30, 2004, the Jordan Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales for the three months ended June 30, 2004 increased $4.0 million, or 13.7%, over the same period in 2003. This increase was primarily due to higher sales of hardware and office products at Deflecto, $2.3 million and $1.5 million, respectively. In particular, increased sales of chairmats at Deflecto of $1.1 million contributed to the higher sales of office products. In addition, sales of truck and auto lenses, bike reflectors, plastic hospital supplies, and custom molded products increased at Sate-Lite, $0.2 million, $0.2 million, $0.1 million, and $0.3 million, respectively, and sales of display products increased at Beemak, $0.3 million. Partially offsetting these increases were lower sales of fabricated products at Beemak, $0.2 million, and decreased sales of thermoplastic colorants at Sate-Lite, $0.7 million, due to the sale of the Midwest Color division in September 2003. Net sales for the six months ended June 30, 2004 increased $9.0 million, or 15.7%, over the same period in 2003. This increase was primarily due to higher sales of hardware and office products at Deflecto, $5.6 million and $2.6 million, respectively. The increase in sales of office products was driven primarily by higher sales of chairmats of $1.9 million. In addition, sales of display products and injection-molded products increased at Beemak, $0.7 million and $0.2 million, respectively, and sales of truck and auto lenses, bike reflectors, plastic hospital supplies and custom-molded products increased at Sate-Lite, $0.3 million, $0.5 million, $0.3 million, and $0.4 million, respectively. Partially offsetting these increases were lower sales of thermoplastic colorants at Sate-Lite of $1.6 million due to the sale of the Midwest Color division.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

Operating income for the three months ended June 30, 2004 increased $0.3 million, or 17.8%, over the same period in 2003. This increase was primarily due to higher operating income at Beemak. Operating income for the six months ended June 30, 2004 increased $0.4 million, or 11.2%, over the same period in 2003. This increase was primarily due to higher operating income at Beemak and Sate-Lite, $0.7 million and $0.1 million, respectively, partially offset by lower operating income at Deflecto, $0.4 million. Significant cost reductions at Deflecto throughout the first half of 2004 have been largely offset by substantial increases in raw material costs. Retailers and distributors have accepted some price increases, but those price increases have not fully offset the increases in raw material costs.

       Jordan Auto Aftermarket. As of June 30, 2004, the Jordan Auto Aftermarket group ("JAAI") consisted of Dacco, Alma and Atco.

Net sales for the three months ended June 30, 2004 increased $2.2 million, or 4.9%, over the same period in 2003. This increase was primarily due to higher sales of drive trains and air conditioning compressors at Alma and fittings at Atco. Partially offsetting these increases were lower sales of driers and accumulators and air conditioning hose assemblies at Atco and torque converters and soft parts at Dacco. Net sales for the six months ended June 30, 2004 decreased $0.6 million, or 0.7%, from the same period in 2003. This decrease was primarily due to lower sales of driers and accumulators and air conditioning hose assemblies at Atco and decreased sales of torque converters at Dacco. Partially offsetting these decreases were higher sales of drive trains and air conditioning compressors at Alma and soft parts and scrap at Dacco.

Operating income for the three months ended June 30, 2004 decreased $0.8 million, or 16.8%, from the same period in 2003. This decrease was due to lower operating income at Dacco, Alma, and Atco, partially offset by reduced corporate expenses. Operating income for the six months ended June 30, 2004 decreased $1.7 million, or 20.4%, from the same period in 2003. This decrease was due to lower operating income at Alma and Atco, partially offset by lower corporate expenses. Operating income at Alma and Atco was negatively impacted by inefficiencies in the supply chain during the second quarter and first half of 2004. New product introductions have resulted in ramp up inefficiencies while the development of new suppliers resulted in higher costs than anticipated. These conditions were compounded by peak demand of two key customers which resulted in higher than expected labor costs.

       Kinetek. As of June 30, 2004, the Kinetek group consisted of Imperial, Gear, Merkle-Korff, FIR, ED&C, Motion Control, Advanced DC and DeSheng.

Net sales for the three months ended June 30, 2004 increased $10.0 million, or 13.8%, over the same period in 2003. This increase was primarily due to higher sales of subfractional motors, $0.9 million, fractional/integral motors, $6.7 million, and controls, $2.4 million. The increase in sales of subfractional motors was primarily due to slightly higher demand for refrigeration appliance motors and "other" products such as those used in medical, restaurant, and automotive end markets. Net sales for the six months ended June 30, 2004 increased $14.4 million, or 10.1%, over the same period in 2003. This increase was primarily due to higher sales of fractional/integral motors, $10.8 million, and controls, $4.1 million. Partially offsetting these increases were lower sales of subfractional motors, $0.5 million. The second quarter and year-to-date sales increases of fractional/integral motors were primarily due to sharp growth in U.S. sales of DC products used in material handling and golf car applications and strong demand for AC and DC products used in the domestic floor care

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

end market. Partially offsetting these increases were lower sales of fractional/integral motors in the European and Middle Eastern markets. The second quarter and year-to-date sales increases of controls were primarily due to higher sales of elevator controls and automotive assembly line controls.

Operating income for the three months ended June 30, 2004 increased $1.3 million, or 15.1%, over the same period in 2003. This increase was due to higher operating income in the motors segment, 7.6%, and controls segment, 21.0%. Operating income for the six months ended June 30, 2004 decreased $0.8 million, or 4.6%, from the same period in 2003. This decrease was primarily due to lower operating income in the controls segment, 4.9%. Operating income for the motors segment for the six months ended June 30, 2004 was consistent with the same period in the prior year. The lower operating income for the year-to-date period was primarily due to increased metal component costs and the inability to fully absorb these increases in the form of higher sales prices, unfavorable product mix, the completion in the first quarter of 2004 of two facility moves, and employment increases in preparation for the launch of a new line of elevator control products.

       Consumer and Industrial Products. As of June 30, 2004, the Consumer and Industrial Products group consisted of Welcome Home LLC and its two divisions, Cape Craftsmen and Welcome Home, and Cho-Pat, and GramTel.

Net sales for the three months ended June 30, 2004 decreased $0.2 million, or 1.3%, from the same period in 2003. This decrease was primarily due to lower sales of home accessories at Cape, $0.5 million. Partially offsetting this decrease were higher retail sales at Welcome Home, $0.1 million, increased sales of orthopedic supports at Cho-Pat, $0.1 million, and higher sales of data storage and disaster recovery services at GramTel, $0.1 million. Net sales for the six months ended June 30, 2004 decreased $0.3 million, or 0.9%, from the same period in 2003. This decrease was primarily due to lower sales of home accessories at Cape, $0.7 million. Partially offsetting this decrease were higher sales of orthopedic supports at Cho-Pat, $0.2 million, and increased sales of data storage and disaster recovery services at GramTel, $0.2 million.

Operating income for the three months ended June 30, 2004 decreased $0.7 million from the same period in 2003. This decrease was primarily due to higher operating loss at Welcome Home, $0.5 million, and lower operating income at Cape, $0.4 million. Partially offsetting these variances were higher operating income at Cho-Pat, $0.1 million, and lower operating loss at GramTel, $0.1 million. Operating loss for the six months ended June 30, 2004 increased $0.8 million, or 80.0%, from the same period in 2003. This increase was primarily due to higher operating loss at Welcome Home, $0.5 million, and decreased operating income at Cape, $0.5 million. Partially offsetting these variances were higher operating income at Cho-Pat, $0.1 million, and lower operating loss at GramTel, $0.1 million.

Consolidated Results:  (See Condensed Consolidated Statement of Operations).

Consolidated net sales for the three months ended June 30, 2004 increased $17.4 million, or 10.0%, over the same period in 2003. This increase was primarily due to higher sales of membrane switches and screen printed products at Valmark, labels at Pamco, hardware and office products at Deflecto, drive trains and air conditioning compressors at Alma, fittings at Atco, and subfractional motors, fractional/integral motors, and controls at Kinetek. Partially offsetting these increases were lower sales of driers and accumulators and air conditioning hose

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


assemblies at Atco, torque converters and soft parts at Dacco, home accessories at Cape, and thermoplastic colorants at Sate-Lite. The decrease in sales of thermoplastic colorants was due to the divestiture of the Midwest Color division of Sate-Lite in September 2003. Consolidated net sales for the six months ended June 30, 2004 increased $23.7 million, or 7.1%, over the same period in 2003. This increase was primarily due to higher sales of membrane switches and screen printed products at Valmark, labels at Pamco, hardware and office products at Deflecto, display products at Beemak, truck and auto lenses, bike reflectors, plastic hospital supplies and custom-molded products at Sate-Lite, drive trains and air conditioning compressors at Alma, soft parts and scrap at Dacco, and fractional/integral motors and controls at Kinetek. Partially offsetting these increases were lower sales of folding boxes at Seaboard, driers and accumulators and air conditioning hose assemblies at Atco, torque converters at Dacco, subfractional motors at Kinetek, home accessories at Cape, and thermoplastic colorants at Sate-Lite.

Consolidated operating income for the three months ended June 30, 2004 increased $11.4 million, or 79.4%, over the same period in 2003. Consolidated operating income for the six months ended June 30, 2004 increased $8.9 million, or 31.8%, over the same period in 2003. These increases were primarily due to significantly improved margins at Valmark driven by volume leverage, cost reductions, and favorable product mix, significant cost reductions at Deflecto, and overall higher sales throughout the consolidated group. In addition, consolidated operating income benefited from lower corporate expenses, and income received from the sale of three affiliates of the consolidated group. Partially offsetting these increases were lower operating income due to substantial increases in raw material costs at Deflecto, supply chain and ramp-up inefficiencies at Alma at Atco, and decreased gross margins at Kinetek stemming from higher metal component costs, the completion of two facility moves and increased employment in preparation for the launch of a new product family of elevator controls.


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

The Company had approximately $136.5 million of working capital at June 30, 2004 compared to approximately $123.0 million at December 31, 2003.

Operating activities. Net cash used in operating activities for the six months ended June 30, 2004 was $21.3 million compared to net cash used in operating activities of $17.2 million for the same period in 2003. The increase in cash used is primarily due to unfavorable working capital variances compared to 2003.

Investing activities. Net cash provided by investing activities for the six months ended June 30, 2004 was $30.5 million compared to net cash used in investing activities of $3.0 million for the same period in 2003. The decrease in cash used in investing activities is primarily due to the divestiture of the Ad Specialty and Calendar divisions of JII Promotions in the first quarter of 2004 and the sale of three affiliates in the second quarter of 2004.

Financing activities. Net cash used in financing activities for the six months ended June 30, 2004 was $4.6 million compared to net cash provided by financing activities of $17.0 million for the same period in 2003. The decrease in cash

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

provided by financing activities is primarily due to lower net borrowings on revolving credit facilities and increased payment of financing fees resulting from the Exchange Offer. Partially offsetting these variances is lower repayment of long-term debt and increased other borrowings in 2004 versus the same period in 2003.

The Company is party to two credit agreements under which the Company is able to borrow up to $130.0 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature in 2005 and 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of June 30, 2004, the Company had approximately $45.6 million of available funds under these arrangements.

On February 18, 2004, the Company completed an Exchange Offer, whereby it exchanged $173,334 of new Senior Notes (the "Exchange Notes") for $247,619 of Old Senior Notes. The Exchange Notes were co-issued by JII Holdings LLC, a wholly owned subsidiary of the Company, and its wholly owned subsidiary, JII Holdings Finance Corporation. The Exchange Notes bear interest at 13% per annum which is payable semi annually on February 1 and August 1 of each year, and mature on April 1, 2007. The notes that were exchanged bore interest at 10 3/8% per annum and paid interest semi annually on February 1 and August 1. The remaining Old Senior Notes mature on August 1, 2007.

The Exchange Offer has been accounted for as a troubled debt restructuring in conformity with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS No. 15). SFAS No. 15 requires that, when there is a modification of terms such as this, if the total debt service of the new debt is less than the carrying amount on the balance sheet of the old debt, the carrying amount should be reduced to the total debt service amount. This reduction resulted in a gain of $2,149, which was required by SFAS No. 15 to be offset by fees incurred on the transaction. Fees of $7,249 which were in excess of the gain, were recorded as interest expense during the first quarter of 2004. The remaining reduction in the principal of the Exchange Notes compared to the Old Senior Notes will be recognized over the period to maturity of the Exchange Notes as a reduction of interest expense.

On January 31, 2004, the Company and certain holders of the Company's Senior Subordinated Discount Debentures entered into a Waiver Agreement which provides that the participating note holders waive any rights to claim an event of default if the Company does not make the scheduled interest payments as required in the applicable indenture. Should the Company elect not to make interest payments on these notes, the interest will continue to accrue at its original rate of 11.75% per year and will be due and payable to the holders at the maturity date of the notes. Pursuant to the Waiver Agreement, the maturity date of the participating notes is the earlier of (1) the date on which all of the outstanding principal and interest on the Exchange Notes and the Senior Secured Discount Debentures not participating in the Waiver Agreement have been paid in full, (2) the date six months after the original maturity of the participating notes, or (3) the date on which the Company enters into a bankruptcy proceeding.

On February 18, 2004, certain of the Company's Senior Subordinated Discount Debenture note holders entered into a Modification Agreement which provides for a reduction in their stated maturity value and a reduction of their applicable interest rate. The aggregate maturity value of the notes, including accrued but unpaid interest, held by the parties to the Modification Agreement is $24,007 which has been reduced to $7,202. The interest rate on these notes has been reduced to a stated rate of 1.61% from 11.75%. On April 1, 2004

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


certain holders of an additional $1,847 of the Company's Senior Subordinated Discount Debentures elected to participate in the Modification Agreement. The maturity value of these notes, including accrued but unpaid interest, has been reduced to $554. The holders of these modified notes retain the right to collect the original maturity value and interest thereon at the original interest rate if the Company meets certain financial tests and ratios. Under the Modification Agreement, these notes mature on the earlier of (1) the date that all other Senior Subordinated Discount Debenture note holders have been paid in full, (2) the date that is six months after the original maturity date, or (3) the date on which the Company enters into a bankruptcy proceeding.

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

The remaining Senior Subordinated Discount Debentures that are not party to the Modification Agreement will continue to accrue interest at 11.75% and represent $69,032 of the total outstanding principal amount of $94,886.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
-------------------------------------------------------------------

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At June 30, 2004, the Company had $50.4 million of variable rate debt outstanding. A one-percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.5 million. The Company does not believe that its market risk financial instruments on June 30, 2004 would have a material effect on future operations or cash flows.

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

Part II. OTHER INFORMATION
--------------------------


Item 1.  Legal Proceedings
         -----------------

         None


Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
         ----------------------------------------------------------------------
         Securities
         ----------

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


                                               JORDAN INDUSTRIES, INC.



August 16, 2004                                By: /s/ Norman R. Bates
                                                   -----------------------
                                                   Norman R. Bates
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                             Description
-------                            -----------

31(a)   Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)
        or Rule 15d-14(a)
31(b)   Certificate of Controller pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32(a) Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)   Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002