Form 10-Q
period 2004-09-30
JORDAN INDUSTRIES INC
filed 2004-11-15
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2004            Commission File Number 33-24317

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

            Yes   X                  No
                ------                  -------
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).

            Yes                      No    X
                ------                  -------

     The number of shares outstanding of Registrant's Common Stock as of November 15, 2004: 98,501.0004.

                             JORDAN INDUSTRIES, INC.

                                      INDEX


Part I. Financial Information                                          Page No.
-----------------------------                                          --------

  Item 1. Financial Statements

     Condensed Consolidated Balance Sheets at September 30, 2004
       (Unaudited) and December 31, 2003                                  3

     Condensed Consolidated Statements of Operations for the
       Three Months Ended September 30, 2004 and 2003 (Unaudited)
     and the Nine Months Ended September 30, 2004 and 2003 (Unaudited)    4

     Condensed Consolidated Statements of Cash Flows for
       the Nine Months Ended September 30, 2004 and 2003 (Unaudited)      5

     Notes to Condensed Consolidated Financial Statements (Unaudited)     6

  Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations               19

  Item 3. Quantitative and Qualitative Disclosures About Market Risk     26
  Item 4. Controls and Procedures                                        26


Part II. Other Information                                               27
--------------------------

  Item 1. Legal Proceedings

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  Item 3. Defaults Upon Senior Securities

  Item 4. Submissions of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits

                             JORDAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                   September 30,    December 31,
                                                        2004           2003
                                                   -------------    -----------
                                                    (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                           $24,078         $16,173
  Accounts receivable, net                            119,856         101,860
  Inventories                                         143,886         126,504
  Assets of discontinued operations (See Note E)        2,271          15,352
  Income tax receivable                                 2,886           5,637
  Prepaid expenses and other current assets            15,912          27,327
                                                     --------        --------
    Total Current Assets                              308,889         292,853

Property, plant and equipment, net                     85,134          89,956
Investments in and advances to affiliates              38,357          46,664
Goodwill, net                                         248,765         247,900
Other assets                                           19,389          24,155
                                                     --------        --------
    Total Assets                                     $700,534        $701,528
                                                     ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL
DEFICIENCY)
Current Liabilities:
  Accounts payable                                    $69,581         $54,001
  Accrued liabilities                                  99,511          86,667
  Liabilities of discontinued operations
    (See Note E)                                          421           9,060
  Current portion of long-term debt                    13,921          20,087
                                                     --------         -------
    Total Current Liabilities                         183,434         169,815

Long-term debt, less current portion                  718,479         728,124
Other non-current liabilities                          13,922          14,587
Deferred income taxes                                  11,818           8,198
Minority interest                                         735             472
Preferred stock                                         2,690           2,535

Shareholders' Equity (net capital deficiency):
  Common stock $.01 par value: 100,000 shares
   authorized and 98,501 shares issued and
   outstanding                                              1               1
  Additional paid-in capital                            2,116           2,116
  Accumulated other comprehensive income (loss)         1,307          (1,012)
  Accumulated deficit                                (233,968)       (223,308)
                                                     --------       ---------
    Total Shareholders' Equity (net capital
     deficiency)                                     (230,544)       (222,203)
                                                     --------       ---------
    Total Liabilities and Shareholders'
     Equity (net capital deficiency)                 $700,534        $701,528
                                                     ========        ========



See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                          September 30,        September 30,
                                      ------------------    -----------------
                                        2004       2003      2004       2003
                                       ------     ------    ------     ------

Net sales                             $187,072    $171,135  $546,320  $506,716
Cost of sales, excluding
                                       130,428     115,292   375,010   337,912
depreciation
Selling, general and
 administrative expenses,
 excluding depreciation                 37,634      38,662   113,816   112,403
Depreciation                             3,330       5,313    12,460    16,033
Amortization of other intangibles           26          36       124       134
Income from sale of affiliates (See
 Note N)                                     -           -    (7,954)        -
Management fees and other                   30          30       278       388
                                        ------      ------    ------    ------
Operating income                        15,624      11,802    52,586    39,846

Other (income) expenses:
  Interest expense                      12,937      20,896    51,828    62,349
  Interest income                          (42)       (204)   (1,874)     (717)
  Loss on sale of subsidiary                 -         481         -       481
  Other                                     81         566      (280)   (8,062)
                                       -------     -------   -------   -------
                                        12,976      21,739    49,674    54,051
                                       -------     -------   -------   -------
Income (loss) from continuing
 operations before income taxes and
 minority interest                       2,648      (9,937)    2,912   (14,205)
Provision for income taxes               2,149       2,479     8,125     8,732
                                       -------     -------   -------   -------
Income (loss) from continuing
 operations before minority interest       499     (12,416)   (5,213)  (22,937)
Minority interest                          102         100       263       172
                                       -------     -------   -------   -------
Income (loss) from continuing
 operations                                397     (12,516)   (5,476)  (23,109)
Loss from discontinued operations,
 net of tax (See Note E)                (1,497)       (304)   (3,859)      (15)
Gain (loss) on sale of discontinued
 operations, net of tax (See Note E)         -        8,190    (1,171)    8,190
                                       -------     -------   -------   --------
Net loss                               $(1,100)    $(4,630) $(10,506) $(14,934)
                                       =======    ========   =======   ========


See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                                             September 30,
                                                           -----------------
                                                            2004        2003
                                                            ----        ----

Cash flows from operating activities:
 Net loss                                                $(10,506)    $(14,934)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Loss (gain) on sale of discontinued operations
     (See Note E)                                           1,171       (8,190)
    Income from sale of affiliates (See Note N)            (7,954)           -
    Loss on sale of subsidiary                                  -          481
    Depreciation and amortization                          12,584       16,167
    Amortization of deferred financing fees                 6,616        4,641
    Minority interest                                         263          172
    Non-cash interest                                         221           36
    Deferred income taxes                                   3,620        7,496
    Gain on disposal of fixed assets                         (256)      (3,780)
    Other                                                  (1,598)      (4,578)
    Changes in operating assets and liabilities:
      Increase in current assets                          (29,331)     (17,852)
      Increase in current liabilities                       9,148        5,918
      Decrease in non-current assets                         (508)      (3,641)
      (Decrease) increase in non-current liabilities         (665)         320
    Decrease in net assets of discontinued operations         116          180
                                                          -------      -------
        Net cash used in operating activities             (17,079)     (17,564)


Cash flows from investing activities:
  Proceeds from sale of fixed assets                          844        3,893
  Capital expenditures                                     (5,317)      (7,775)
  Net proceeds from sale of discontinued operations
    (See Note E)                                            6,155        9,400
  Net proceeds from sale of affiliates (See Note N)        27,207            -
  Acquisition of subsidiary                                  (315)           -
  Net proceeds from sale of subsidiary                          -          678
  Additional purchase price payments                            -         (750)
                                                          -------      -------
        Net cash provided by investing activities          28,574        5,446

Cash flows from financing activities:
  Proceeds from revolving credit facilities, net            6,070       21,285
  Repayment of long-term debt                             (11,615)     (13,676)
  Proceeds from other borrowings                            4,820        2,244
  Payment of financing fees                                (3,820)           -
                                                          -------      -------
        Net cash (used in) provided by financing
         activities                                        (4,545)       9,853

Effect of exchange rate changes on cash                       955        5,550
                                                          -------      -------
Net increase in cash and cash equivalents                   7,905        3,285
Cash and cash equivalents at beginning of period           16,173       19,929
                                                          -------      -------
Cash and cash equivalents at end of period                $24,078      $23,214
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

The Company has recorded an income tax provision for the nine months ended September 30, 2004 primarily due to its foreign and state tax expense, as well as the change in its deferred tax items. The Company's domestic losses have not been benefited for federal tax purposes.

C.  Inventories
---------------

Inventories are summarized as follows:

                                   September 30,            December 31,
                                       2004                     2003
                                   ------------             -----------

       Raw materials                  $63,436                $ 54,588
       Work-in-process                 20,747                  17,652
       Finished goods                  59,703                  54,264
                                     --------                --------
                                     $143,886                $126,504
                                     ========                ========

D.  Comprehensive Loss
-------------------------------

Total comprehensive loss for the three months and nine months ended September 30, 2004 and 2003 was as follows:

                                 Three Months ended       Nine Months ended
                                    September 30,           September 30,
                                 ------------------     ---------------------
                                    2004     2003           2004      2003
                                    ----     ----           ----      ----

Net loss                         $(1,100)  $(4,630)      $(10,506)  $(14,934)
Foreign currency translation         881     1,143          2,319      8,859
                                 -------   -------       --------   --------
Comprehensive loss               $  (219)  $(3,487)      $ (8,187)  $(6,075)
                                 =======   =======       ========   ========

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

E.  Discontinued Operations
---------------------------

On January 20, 2004, the Company sold certain assets and liabilities of JII Promotions' Ad Specialty and Calendar product lines to a third party for $6,155. Concurrent with the above transaction, the Company agreed to wind down the remaining activities of JII Promotions and to ultimately retain only the pension-related liabilities and various immaterial capital leases. The consolidated financial statements reflect JII Promotions as a discontinued operation for all periods presented. Assets and liabilities of discontinued operations in the condensed consolidated balance sheets represent assets and liabilities of JII Promotions, excluding the retained liabilities discussed above. The Company recorded a loss on the sale of $1,171. There was no tax benefit on the loss on sale or on the loss from discontinued operations.

On September 19, 2003, the Company sold the net assets of the School Annual division of JII Promotions to a third party for cash proceeds, net of fees, of $9,400. The Company recognized a gain of $8,190 related to the sale of this division.

Net sales of JII Promotions for the nine month period ending September 30, 2004 and the year ended December 31, 2003 were $1,083 and $51,933, respectively. JII Promotions was a part of the Specialty Printing and Labeling segment.

F. Acquisition of Subsidiary
----------------------------

During September 2004, Kinetek acquired substantially all of the net assets of
O. Thompson, a New York City-based elevator control company. The total acquisition cost was $887 of which $315 was paid in cash during the third quarter of 2004, with the remaining to be paid during the fourth quarter of 2004. The $572 of deferred acquisition costs are a component of other current liabilities at September 30, 2004. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the operating results of the acquired business have been included in the consolidated operating results of Kinetek since the date of acquisition. The operating results of O. Thompson are included with those of Kinetek's wholly-owned subsidiary, Motion Control.

G.  Additional Purchase Price Agreements
----------------------------------------

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

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

H.  Pension Plans and Other Post-Retirement Benefit Plans
---------------------------------------------------------

The components of net periodic benefit cost for the Company's pension plans for the three months and nine months ended September 30, 2004 and 2003 were as follows:

                                     Three Months Ended    Nine Months Ended
                                     ------------------    -----------------
                                        September 30,        September 30,
                                        -------------        -------------
                                        2004     2003        2004     2003
                                        ----     ----        ----     ----

Service cost                            $195     $169        $585     $507
Interest cost                            310      299         930      897
Expected return on plan assets          (270)    (294)       (810)    (882)
Prior service costs recognized            15       14          45       42
Recognized net actuarial loss (gain)      31       (2)         93       (6)
                                       -----     -----       -----    -----
   Net periodic benefit cost           $ 281     $ 186       $843     $ 558
                                       =====     =====       =====    =====

The components of net periodic benefit cost for the Company's post-retirement healthcare benefit plans for the three months and nine months ended September 30, 2004 and 2003 were as follows:

                                      Three Months Ended    Nine Months Ended
                                     ------------------    -----------------
                                        September 30,        September 30,
                                        -------------        -------------
                                        2004       2003       2004      2003
                                        ----       ----       ----      ----

     Service cost                       $  46     $  38       $  138    $ 114
     Interest cost                         90        72          270      216
     Recognized net actuarial loss         48        31          144       93
                                        -----     -----       ------    ------
        Net periodic benefit cost       $ 184     $ 141       $  552    $ 423
                                        ======    =====       ======    =====

I.  Business Segment Information

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

J.  Exchange Offer

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

The Exchange Offer has been accounted for as a troubled debt restructuring in conformity with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS No. 15). SFAS No. 15 requires that, when there is a modification of terms such as this, if the total debt service of the new debt is less than the carrying amount on the balance sheet of the old debt, the carrying amount should be reduced to the total debt service amount. This reduction resulted in a gain of $2,015, which was required by SFAS No. 15 to be offset by fees incurred on the transaction. Fees of $7,383, which were in excess of the gain,

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

were recorded as interest expense through the third quarter of 2004. The remaining reduction in the principal of the Exchange Notes compared to the Old Senior Notes will be recognized over the period to maturity of the Exchange Notes as a reduction of interest expense.

K.  Waiver Agreement
--------------------

On January 31, 2004, the Company and holders of $90,067 of the Company's Senior Subordinated Discount Debentures entered into a Waiver Agreement which provides that the participating note holders waive any rights to claim an event of default if the Company does not make the scheduled interest payments as required in the applicable indenture. The Company may pay interest on these Senior Subordinated Discount Debentures only if such payment complies with the restricted payments covenant in the indenture governing the Exchange Notes. Should the Company be prohibited from or elect not to make interest payments on these notes, the interest will continue to accrue on the Senior Subordinated Discount Debentures at the original rate of 11 3/4% per year and will be due and payable to the holders at the maturity date of the notes. Pursuant to the Waiver Agreement, the maturity date of the participating notes is the earlier of (1) the date on which all of the outstanding principal and interest on the Exchange Notes and the Senior Secured Discount Debentures not participating in the Waiver Agreement have been paid in full, (2) the date six months after the original maturity of the participating notes, or (3) the date on which the Company enters into a bankruptcy proceeding.

L. Modification Agreement
--------------------------

On February 18, 2004, certain of the Company's Senior Subordinated Discount Debenture note holders entered into a Modification Agreement which provides for a reduction in their stated maturity value and a reduction of their applicable interest rate. The aggregate maturity value of the notes held by the parties to the Modification Agreement is $22,978 which has been reduced to $6,893. The interest rate on these notes has been reduced to a stated rate of 1.61% from 11.75%. On April 1, 2004 certain holders of an additional $1,745 of the Company's Senior Subordinated Discount Debentures elected to participate in the Modification Agreement. The maturity value of these notes has been reduced to $524. The holders of these modified notes retain the right to collect the original maturity value and interest thereon at the original interest rate if the Company meets certain financial tests and ratios. Under the Modification Agreement, these notes mature on the earlier of (1) the date that all other Senior Subordinated Discount Debenture note holders have been paid in full, (2) the date that is six months after the original maturity date, or (3) the date on which the Company enters into a bankruptcy proceeding.

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

The remaining Senior Subordinated Discount Debentures that are not party to the Modification Agreement will continue to accrue interest at 11.75% and represent $70,163 of the total outstanding principal amount of $94,886.

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

M.  Condensed Consolidating Financial Statements (Unaudited)

Pursuant to the Exchange Offer described in Note J, JII Holdings LLC, a wholly owned subsidiary of the Company, and its wholly owned subsidiary, JII Holdings Finance Corporation, co-issued senior secured notes which have been guaranteed by the Company and may, in the future, be guaranteed by certain of the Company's subsidiaries. The following condensed consolidating financial information is provided in lieu of separate financial statements for the issuers of these notes.

                                                                     Three Months Ended September 30, 2004
                                  -------------------------------------------------------------------------------------------------

                                  Jordan Ind    JII Holdings     JII Finance     Operating Subs     Eliminations     Consolidated
                                  ----------    -----------      ----------      -------------      ------------     ------------

Net Sales                            $     -          $     -         $    -         $187,072             $    -         $187,072
Cost of sales,
 excluding depreciation                    -                -              -          130,428                  -          130,428
Selling, general, and
 administrative expenses,
 excluding depreciation                 1,003               -              -           36,631                  -           37,634
Depreciation                           (1,302)              -              -            4,632                  -            3,330
Amortization of
 goodwill and other
 intangibles                                1               -              -               25                  -               26
Income from sale of
 affiliates                                 -               -              -                -                  -                -
Management fees and other                  30              (4)             -                4                  -               30
                                       ------         --------        ------          -------             ------           --------
Operating income                          268               4              -           15,352                  -           15,624

Other (income) and
 expenses:
    Interest expense                    2,893             844              -            9,200                  -           12,937
    Intercompany interest
     (income) expense                  (4,328)         (6,251)             -           10,576                  3                -
    Interest income                        (5)              -              -              (72)                35               (42)
    Intercompany
     management fee
     (income) expense                    (848)           (973)             -            1,821                  -                 -
    Equity in (earnings)
     losses of subsidiaries            (1,695)          4,324              -                -             (2,629)                -
    Intercompany expense
     (income)                           5,293               -              -           (5,293)                 -                 -
    Other, net                             58               -              -               23                  -                81
                                        -----          ------         ------            ------             -----              ----
                                        1,368          (2,056)             -            16,255            (2,591)           12,976
Income (loss) from
 continuing operations
 before taxes and
 minority interest                     (1,100)          2,060              -             (903)             2,591             2,648
Provision (benefit) for
 income taxes                               -               -              -            3,129              (980)             2,149
                                       --------        ------         ------            -----             ------             -----

Income (loss) from
 continuing operations
 before minority interest              (1,100)          2,060              -           (4,032)             3,571               499
Minority interest                           -               -              -              102                 -                102
                                       --------        ------         ------            ------             -----             -----

Income (loss) from
 continuing operations                 (1,100)          2,060              -           (4,134)             3,571               397
Loss from discontinued
 operations, net of tax                     -               -              -           (1,497)                 -            (1,497)
Loss on sale of
 discontinued operations,
 net of tax                                 -               -              -                -                  -                 -
                                         ------        ------         ------            -----              ------            -----
Net income (loss)                      $ (1,100)       $2,060         $    -           $(5,631)            $3,571         $ (1,100)
                                       =========       ======         ======           ========            ======         ========






                                                                JORDAN INDUSTRIES, INC.
                                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                       (UNAUDITED)
                                                           (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                          Three Months Ended September 30, 2003
                                 --------------------------------------------------------------------------------------------------
                                   Jordan Ind     JII Holdings    JII Finance     Operating Subs     Eliminations      Consolidated
                                   ----------     ------------    -----------     --------------     ------------      ------------

Net Sales                             $     -          $    -         $     -          $171,135            $    -         $171,135
Cost of sales,
 excluding depreciation                     -               -               -           115,292                 -          115,292
Selling, general, and
 administrative expenses,
 excluding depreciation                   266               -               -            38,396                 -           38,662
Depreciation                              373               -               -             4,940                 -            5,313
Amortization of
 goodwill and other
 intangibles                                1               -               -                35                 -               36
Management fees and other                (126)              -               -               156                 -               30
                                      --------         ------         -------         ---------            ------           ------
Operating (loss) income                  (514)              -               -            12,316                 -           11,802

Other (income) and
 expenses:
    Interest expense                   10,779               -               -            10,117                 -           20,896
    Intercompany interest
     (income) expense                    (992)         (6,255)              -             7,247                 -               -
    Interest income                      (231)              -               -                (2)               29             (204)
    Intercompany management fe
     (income)expense                     (731)         (1,040)              -             1,771                 -                -
    Loss on sale of division                -               -               -               481                 -              481
    Equity in losses (earnings
     of subsidiaries                    4,526           5,823               -                 -           (10,349)              -
    Other, net                              -               -               -               566                 -              566
                                      -------          ------         -------            ------            ------           ------
                                       13,351          (1,472)              -            20,180           (10,320)          21,739

(Loss) income from continuing
operations before taxes and
 minority interest                    (13,865)          1,472               -            (7,864)           10,320           (9,937)
Provision for income taxes                  -               -               -               441             2,038            2,479
                                       ------           -----         -------            ------            ------           ------

(Loss) income from continuing
operations before minority
 interest                             (13,865)          1,472               -            (8,305)           8,282           (12,416)
Minority interest                           -               -               -               100                -               100
                                       ------          ------         -------            -------          ------           -------

(Loss) income from
 continuing operations                (13,865)          1,472               -            (8,405)           8,282           (12,516)
Loss from discontinued
 operations, net of tax                     -               -               -              (304)               -              (304)
Loss (gain) on sale of
 discontinued operations, net           9,235               -               -            (1,045)               -             8,190
                                      -------          ------         -------            -------           ------          --------
 of tax
Net (loss) gain                       $(4,630)         $1,472         $     -            $(9,754)         $8,282           $(4,630)
                                      ========         ======         =======            ========         ======           ========





                                                            JORDAN INDUSTRIES, INC.
                                              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                              (UNAUDITED)
                                                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                       Nine Months Ended September 30, 2004
                             -----------------------------------------------------------------------------------------------------

                               Jordan Ind     JII Holdings      JII Finance      Operating Subs      Eliminations     Consolidated
                               ----------     ------------      -----------      --------------      ------------     ------------

Net Sales                          $    -           $    -           $    -            $546,320            $    -         $546,320
Cost of sales,
 excluding depreciation                 -                -                -             375,010                 -          375,010
Selling, general, and
 administrative expenses,
 excluding depreciation                  3               -                -             113,813                 -          113,816
Depreciation                          (640)              -                -              13,100                 -           12,460
Amortization of
 goodwill and other
 intangibles                             4               -                -                 120                 -              124
Income from sale of
  affiliates                        (7,954)              -                -                   -                 -           (7,954)
Management fees and other              278            (375)               -                 375                 -              278
                                    ------          -------          ------            --------            ------           -------
Operating income                     8,309             375                -              43,902                 -           52,586

Other (income) and
 expenses:
    Interest expense               12,770             9,039               -              30,019                 -           51,828
    Intercompany interest
     (income) expense             (10,276)          (14,460)              -              24,733                 3                -
    Interest income                (1,762)               -                -                (216)              104           (1,874)
    Intercompany management
     fee (income) expense          (2,998)           (2,389)              -               5,387                 -                -
    Equity in losses
     (earnings) of
     subsidiaries                  18,885            15,583               -                   -           (34,468)               -
    Intercompany expense
     (income)                       5,293                 -               -              (5,293)                -                -
    Other, net                         58                 -               -                (336)               (2)            (280)
                                   ------            ------          ------            ---------          --------          -------
                                   21,970             7,773               -              54,294           (34,363)          49,674
(Loss) income from
continuing operations
before taxes and
 minority interest                (13,661)           (7,398)              -             (10,392)           34,363            2,912
Provision (benefit) for
 income taxes                           -                 -               -               8,751             (626)            8,125
                                   ------            ------          ------            --------           -------           ------
(Loss) income from
continuing operations
 before minority interest         (13,661)           (7,398)               -            (19,143)           34,989           (5,213)
Minority interest                       -                 -                -                263                 -              263
                                   ------             ------         ------              ------            ------           ------

(Loss) income from
 continuing operations            (13,661)           (7,398)               -            (19,406)           34,989           (5,476)
Loss from discontinued
 operations, net of tax                 -                 -                -              (3,859)               -           (3,859)
Gain (loss) on sale of
  discontinued operations,
  net of tax                        3,155                 -                -              (4,326)               -           (1,171)
                                 ---------         --------          -------            ---------         ------
Net loss                         $(10,506)         $(7,398)          $     -            $(27,591)         $34,989         $(10,506)
                                 =========         ========          =======            =========         =======         =========




                                                                                 13

                                                                          JORDAN INDUSTRIES, INC.
                                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                             (UNAUDITED)
                                                                  (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                                       Nine Months Ended September 30, 2003
                              -----------------------------------------------------------------------------------------------------

                               Jordan Ind     JII Holdings     JII Finance     Operating Subs     Eliminations      Consolidated
                               ----------     ------------     -----------     --------------     ------------      ------------

Net Sales                          $    -          $    -           $    -          $506,716            $     -         $506,716
Cost of sales,
 excluding depreciation                 -               -                -           337,912                  -          337,912
Selling, general, and
 administrative expenses,
 excluding depreciation                903               -               -           111,500                  -          112,403
Depreciation                         1,121               -               -            14,912                  -           16,033
Amortization of
 goodwill and other
 intangibles                             4               -               -               130                  -              134
Management fees and other               13               -               -               375                  -              388
                                  --------         -------          ------          ---------           -------
Operating (loss) income            (2,041)               -               -            41,887                  -           39,846

Other (income) and
 expenses:
    Interest expense               32,280                -               -            30,069                  -           62,349
    Intercompany interest
     (income) expense              (2,977)          (18,377)             -            21,354                  -                -
    Interest income                  (674)               -               -              (132)                89             (717)
    Intercompany
     management fee (income
     expense                       (2,177)           (3,120)             -             5,297                  -                -
    Equity in (earnings)
     losses of
     subsidiaries                  (6,796)            9,635              -                 -             (2,839)               -
    Loss on sale of                     -                 -              -               481                  -              481
     subsidiary
    Other, net                       2,472                -              -           (10,534)                 -           (8,062)
                                   -------           ------         ------           --------            ------           -------
                                    22,128          (11,862)             -            46,535             (2,750)          54,051
(Loss) income from
continuing operations
before taxes and
 minority interest                (24,169)           11,862              -            (4,648)             2,750           (14,205)
Provision for
 income taxes                            -                -              -             7,551              1,181             8,732
                                  --------           ------        -------          --------          ---------           -------

(Loss) income from
continuing operations
 before minority interest           (24,169)          11,862             -           (12,199)             1,569           (22,937)
Minority interest                         -                -             -               172                  -               172
                                    -------           ------        ------          --------            -------

(Loss) income from
 continuing operations              (24,169)          11,862             -           (12,371)             1,569           (23,109)
Loss from discontinued
 operations, net of tax                   -                -             -               (15)                 -               (15)
Loss (gain) on sale of
 discontinued operations,
 net of tax                           9,235                -             -            (1,045)                 -             8,190
                                   ---------         -------        ------            -------           -------
Net (loss) income                  $(14,934)         $11,862        $    -          $(13,431)           $ 1,569           $(14,934)
                                   =========         =======        ======          ==========          =======           =========



                                                                        14


                                                                JORDAN INDUSTRIES, INC.
                                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                       (UNAUDITED)
                                                            (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                                 Nine Months Ended September 30, 2003
                                         ------------------------------------------------------------------------------------------

                                    Jordan Ind     JII Holdings     JII Finance     Operating Subs     Eliminations    Consolidated
                                    ----------     ------------     -----------     --------------     ------------    ------------


Current assets:
    Cash and equivalents               $3,465            $     -          $  -           $20,613              $ -          $24,078
    Intercompany receivables            8,563            (24,355)            -            12,363            3,429                -
    Accounts receivable, net                -                  -             -           119,856                -          119,856
    Inventories                             -                  -             -           143,886                -          143,886
    Assets of discontinued
     operations                             -                  -             -             2,271                -            2,271
    Income tax receivable                   -                  -             -             2,886                -            2,886
    Prepaids and other
     current assets                     6,480                  -             -             9,432                -           15,912
                                       ------            -------          ----           -------         --------          -------
    Total current assets               18,508            (24,355)            -           311,307            3,429          308,889

Property, plant and
 equipment, net                         1,931                  -             -            83,203                -           85,134
Investments and advances to
 affiliates                            26,013                  -             -            12,344                -           38,357
Investments in subsidiaries            51,462            172,256             -                 -          (223,718)              -
Goodwill, net                               -                  -             -           264,489           (15,724)        248,765
Intercompany notes
 receivable                                 -            235,179             -             1,000          (236,179)              -
Other assets                            1,189              7,096             -            11,104                -           19,389
                                      -------           --------          ----          --------         ---------               -
    Total assets                      $99,103           $390,176          $  -          $683,447         $(472,192)       $700,534
                                      =======           ========          ====          ========         ==========       ========
Current liabilities:
    Accounts payable                      $ -               $ -           $  -           $69,581              $ -          $69,581
    Accrued liabilities                43,031             4,024              -            52,451                5           99,511
    Liabilities of
     discontinued operations                -                 -              -               421                -              421
    Intercompany payables                   -                 -              -           (11,817)          11,817                -
    Current portion of long
     term debt                              5                 -              -            13,916                -           13,921
                                      -------           -------           ----           -------           ------          -------
    Total current liabilities          43,036             4,024              -           124,552           11,822          183,434
Long term debt                        122,128           229,397              -           366,954                -          718,479
Other non current liabilities               -                 -              -            13,922                -           13,922
Intercompany payables                 (61,963)                -              -           298,133          (236,170)              -
Deferred income taxes                  12,192                 -              -               591              (965)         11,818
Minority interest                           -                 -              -               735                -              735
Preferred stock of a
 subsidiary                              (350)                -              -           122,263          (119,223)          2,690
Shareholders equity (deficit)         (15,940)          156,755              -          (243,703)        (127,656)        (230,544)
                                      --------          -------           -----        ---------        ---------
    Total liabilities and
     shareholders equity              $99,103          $390,176           $  -          $683,447         $(472,192)       $700,534
                                      =======          ========           =====          ========         ==========       ========


                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                                       Balance Sheet as of December 31, 2003
                                    -----------------------------------------------------------------------------------------------
                                    Jordan Ind     JII Holdings     JII Finance     Operating Subs     Eliminations    Consolidated
                                    ----------     ------------     -----------     --------------     ------------     -----------
Current assets:
    Cash and equivalents            $  6,301         $      -        $       -         $  9,872          $       -         $ 16,173
    Intercompany receivables          14,689          (13,313)               -              769             (2,145)               -
    Accounts receivable, net               -                -                -          101,860                  -          101,860
    Inventories                            -                -                -          126,504                  -          126,504
    Assets of discontinued
     operations                            -                -                -           15,352                  -           15,352
    Income tax receivable                  -                -                -            5,637                  -            5,637
    Prepaids and other
     current assets                   14,275                -                -           13,052                  -           27,327
                                    --------         ---------       ---------         --------          ---------         --------
    Total current assets              35,265          (13,313)               -          273,046             (2,145)         292,853

Property, plant and
 equipment, net                          924                -                -           89,032                  -           89,956
Investments and advances to
 affiliates                           34,320                -                -           12,344                  -           46,664
Investments in subsidiaries           49,129          172,847                -                -           (221,976)               -
Goodwill, net                              -                -                -          263,624            (15,724)         247,900
Intercompany notes
 receivable                                -          226,501                -            1,000           (227,501)              -
Other assets                          10,603                -                -           13,552                  -           24,155
                                    --------         --------        ---------         --------          ---------         --------
    Total assets                    $130,241         $386,035        $       -         $652,598          $(467,346)        $701,528
                                    ========         ========        =========         ========          =========         ========

Current liabilities:
    Accounts payable                $      -         $      -        $       -         $ 54,001          $       -         $ 54,001
    Accrued liabilities               43,820                -                -           43,140               (293)          86,667
    Liabilities of
     discontinued operations               -                -                -            9,060                  -            9,060
    Intercompany payables                  -                -                -           (6,210)             6,210                -
    Current portion of long
     term debt                             -                -                -           20,087                  -           20,087
                                    --------         --------        ---------         --------          ---------         --------
    Total current liabilities         43,820                -                -          120,078              5,917          169,815
Long term debt                       367,661                -                -          360,463                  -          728,124
Other non current liabilities              -                -                -           14,587                  -           14,587
Intercompany payables                (44,291)               -                -          271,792           (227,501)               -
Deferred income taxes                 12,192                -                -           (3,994)                 -            8,198
Minority interest                          -                -                -              472                  -              472
Preferred stock of a                    (350)               -                -          122,699           (119,814)           2,535
 subsidiary
Shareholders equity (deficit)       (248,791)         386,035                -         (233,499)          (125,948)        (222,203)
                                    --------         --------        ---------         --------           --------         --------
    Total liabilities and
     shareholders equity            $130,241         $386,035        $       -         $652,598          $(467,346)        $701,528
                                    ========         ========        =========         ========          ==========        ========


                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                  Nine Months Ended September 30, 2004
                                    -----------------------------------------------------------------------------------------------
                                    Jordan Ind     JII Holdings     JII Finance     Operating Subs     Eliminations    Consolidated
                                    ----------     ------------     -----------     --------------     ------------     -----------
Net cash (used in) provided by
 operating activities               $(36,077)        $  3,820              -          $ 15,178           $     -         $(17,079)

Cash flows from investing
 activities
    Proceeds from sales of
     fixed assets                          -                -              -               844                 -              844
    Capital expenditures                 (98)               -              -            (5,219)                -           (5,317)
    Net proceeds from sale of
     discontinued operations           6,155                -              -                 -                 -            6,155
    Net proceeds from sales of
     affiliates                       27,207                -              -                 -                 -           27,207
    Acquisition of subsidiary              -                -              -              (315)                -             (315)
                                    --------         --------        -------          --------           -------          -------
Net cash provided by (used
 in) investing activities             33,264                -              -            (4,690)                -           28,574

Cash flows from financing
 activities
    Proceeds from revolving
     credit facility                       -                -              -              6,070                -            6,070
    Payment of deferred
     financing costs                       -           (3,820)             -                  -                -           (3,820)
    Repayment of long term debt          (23)               -              -            (11,592)               -          (11,615)
    Proceeds from other
     borrowings                            -                -              -              4,820                -            4,820
                                    --------         --------        -------           --------          -------          -------
Net cash (used in) financing
 activities                              (23)          (3,820)             -               (702)               -           (4,545)

Effect of exchange rate
 changes on cash                           -                -              -                955                -              955
                                    --------         --------        -------           --------          -------          -------
Net (decrease) increase in cash
 and equivalents                      (2,836)               -              -             10,741                -            7,905
Cash and equivalents at
 beginning of year                     6,301                -              -              9,872                -           16,173
                                    --------         --------        -------           --------          -------          -------
Cash and equivalents at end of
 year                               $  3,465         $      -        $     -           $ 20,613          $     -          $24,078
                                    ========         ========        =======           ========          =======          =======


                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                    Nine Months Ended September 30, 2003
                                    -----------------------------------------------------------------------------------------------
                                    Jordan Ind     JII Holdings     JII Finance     Operating Subs     Eliminations    Consolidated
                                    ----------     ------------     -----------     --------------     ------------    ------------


Net cash used in operating
 activities                         $(10,913)        $      -        $      -          $ (6,651)         $     -         $(17,564)

Cash flows from investing
 activities
    Proceeds from sales of
     fixed assets                          -                -               -             3,893                -            3,893
    Capital expenditures                 (55)               -               -            (7,720)               -           (7,775)
    Net proceeds from sale of
     discontinued operations           9,400                -               -                 -                -            9,400
    Net proceeds from sale of
     subsidiary                          678                -               -                 -                -              678
    Additional purchase price
     payments                              -                -               -              (750)               -             (750)
                                     -------         --------        --------          --------          -------          -------
Net cash provided by (used in)
 investing activities                 10,023                -               -            (4,577)               -            5,446

Cash flows from financing
 activities
    Proceeds from revolving
     credit facility                       -                -               -             21,285               -           21,285
    Repayment of long term debt          (23)               -               -            (13,653)              -          (13,676)
    Proceeds from other
     borrowings                            -                -               -              2,244               -            2,244
                                     -------         --------        --------           --------         -------          --------
Net cash (used in) provided by
 financing activities                    (23)               -               -              9,876               -            9,853

Effect of exchange rate changes
on cash                                    -                -               -              5,550               -            5,550
                                     -------         --------        --------           --------         -------          -------
Net (decrease) increase in
 cash and equivalents                   (913)               -               -              4,198               -            3,285
Cash and equivalents at
 beginning of year                     3,335                -               -             16,594               -           19,929
                                     -------         --------        --------           --------         -------          -------
Cash and equivalents at end of
 year                                 $2,422         $      -        $      -           $ 20,792         $     -          $23,214
                                     =======         ========        ========           =========        =======          =======

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

N.  Affiliate Transactions
--------------------------

On May 4, 2004, two of the Company's affiliates, DMS Holdings, Inc. and Mabis Healthcare Holdings, Inc., ("DMS/Mabis") were sold to a third party. A portion of the proceeds from the sale was used to repay the Company for operating expenses which the Company paid on behalf of DMS/Mabis in prior periods, as well as accrued and unpaid management fees due the Company. These repayments totaled $806 and $1,069, respectively. Also as a result of the sale, the Company was paid a fee of $1,725 for the termination of its management fee arrangement with DMS/Mabis, and a fee of $1,600 pursuant to certain advisory agreements. The Company recorded income of approximately $4,309 in the second quarter of 2004 as a result of this transaction.

On May 13, 2004, one of the Company's affiliates, Flavor and Fragrance Holdings, Inc., ("FFG") was sold to a third party. A portion of the proceeds was used to repay the principal and accrued interest on the note the Company received when the net assets of Flavorsource were sold to FFG on January 1, 2002. This principal and accrued interest totaled $12,181. In addition, a portion of the proceeds from the sale was used to repay the Company for operating expenses which the Company paid on behalf of FFG in prior periods, as well as accrued and unpaid management fees due the Company. These repayments totaled $4,509 and $1,672, respectively. Also as a result of the sale, the Company was paid a fee of $1,705 for the termination of its management fee arrangement with FFG, and a fee of $1,940 pursuant to certain advisory agreements. The Company recorded income of approximately $3,645 in the second quarter of 2004 as a result of this transaction.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2003 10-K and the financial statements and the related notes thereto.

Results of Operations
---------------------

Summarized below are the net sales, operating income (loss) and operating margins (as defined) for each of the Company's business segments for the three month and nine month periods ended September 30, 2004 and 2003. Due to the divestiture of the net assets of the School Annual division of JII Promotions in September 2003 and the subsequent sale of certain assets of the Ad Specialty and Calendar product lines in January 2004, the operations of JII Promotions have been classified as Discontinued Operations on the Company's Consolidated Statement of Operations in all periods. JII Promotions was part of the Specialty Printing and Labeling segment. (See Note E to the financial statements.) The following discussion reviews the following segment data and certain of the consolidated financial data for the Company.


                                                                Three Months Ended                   Nine Months Ended
                                                                  September 30,                      September 30, 2004
                                                            -------------------------           --------------------------
                                                                2004        2003                    2004         2003
                                                              -------     ------                   -------      ------
Net Sales:
Specialty Printing and Labeling                                $12,717          $12,563           $38,936           $37,632
Jordan Specialty Plastics                                       36,831           30,455           102,864            87,529
Jordan Auto Aftermarket                                         35,736           37,643           116,354           118,845
Kinetek                                                         84,917           72,655           242,525           215,847
Consumer and Industrial Products                                16,871           17,819            45,641            46,863
                                                              --------         --------          --------          --------
   Total                                                      $187,072         $171,135          $546,320          $506,716
                                                              ========         ========          ========          ========

Operating Income (Loss):
Specialty Printing and Labeling                                 $1,303           $1,325            $4,358            $3,423
Jordan Specialty Plastics                                        3,113            1,898             7,027             5,419
Jordan Auto Aftermarket                                            951            1,062             7,443             9,221
Kinetek                                                          9,868            7,183            26,439            24,558
Consumer and Industrial Products                                   804            1,054              (913)              100
                                                               -------          -------           -------           -------
   Total(a)                                                    $16,039          $12,522           $44,354           $42,721
                                                               =======          =======           =======           =======

Operating Margin(b)
Specialty Printing and Labeling                                  10.3%            10.6%             11.2%              9.1%
Jordan Specialty Plastics                                         8.5%             6.2%              6.8%              6.2%
Jordan Auto Aftermarket                                           2.7%             2.8%              6.4%              7.8%
Kinetek                                                          11.6%             9.9%             10.9%             11.4%
Consumer and Industrial Products                                  4.8%             5.9%              (2.0)%            0.2%
   Total                                                          8.6%             7.3%              8.1%              8.4%

----------------------
(a) Before corporate overhead and management fees of $415 and $720 for the three months ended September 30, 2004 and 2003, respectively, and $(8,232) and $2,875 for the nine months ended September 30, 2004 and 2003, respectively. Corporate overhead and management fees for the nine months ended September 30, 2004 includes income from the sale of three affiliates of $7,954.

(b)  Operating margin is operating income (loss) divided by net sales.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


       Specialty Printing and Labeling. As of September 30, 2004, the Specialty Printing and Labeling group ("SPL") consisted of Valmark, Pamco, and Seaboard.


Net sales for the three months ended September 30, 2004 increased $0.2 million, or 1.2%, over the same period in 2003. This increase was primarily due to higher sales of rollstock and membrane switches at Valmark, $0.1 million and $0.2 million, respectively, and increased sales of labels at Pamco, $0.1 million. Partially offsetting these increases were lower sales of folding boxes at Seaboard, $0.2 million. Net sales for the nine months ended September 30, 2004 increased $1.3 million, or 3.5%, over the same period in 2003. This increase was primarily due to increased sales of membrane switches, screen printed products and rollstock at Valmark, $1.1 million, $0.2 million, and $0.2 million, respectively, and higher sales of labels at Pamco, $0.9 million. Partially offsetting these increases were lower sales of folding boxes at Seaboard, $1.1 million. The increase at Valmark was primarily due to a sales increase of approximately 25% to one of its largest customers in the medical equipment market. Additionally, sales to a major customer of electronic sensors more than doubled from the same period in 2003.

Operating income for the three months ended September 30, 2004 was consistent with the same period in 2003. This was primarily due to higher operating income at Valmark, which was offset by lower operating income at Seaboard. Operating income for the nine months ended September 30, 2004 increased $0.9 million, or 27.3%, over the same period in 2003. This increase was primarily due to higher operating income at Valmark and Pamco, $1.0 million and $0.2 million, respectively, as well as reduced corporate expenses. Partially offsetting these increases was lower operating income at Seaboard, $0.6 million. Operating income increases at Valmark and Pamco are attributable to the higher sales volumes discussed above.

       Jordan Specialty Plastics. As of September 30, 2004, the Jordan Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales for the three months ended September 30, 2004 increased $6.4 million, or 20.9%, over the same period in 2003. This increase was primarily due to higher sales of hardware and office products at Deflecto, $3.2 million and $2.5 million, respectively, increased sales of bike reflectors and other injection-molded products at Sate-Lite, $0.4 million each, and higher sales of fabricated products at Beemak, $1.4 million. Partially offsetting these increases were lower sales of injection-molded products at Beemak, $0.7 million. In addition, net sales decreased due to the divestiture of the Midwest Color division of Sate-Lite in September 2003, $0.8 million. Net sales for the nine months ended September 30, 2004 increased $15.3 million, or 17.5%, over the same period in 2003. This increase was primarily due to higher sales of hardware and office products at Deflecto, $8.9 million and $5.1 million, respectively, increased sales of fabricated and display products at Beemak, $1.3 million and $0.7 million, respectively, and higher sales of truck and auto reflectors, bike reflectors, plastic hospital supplies, and warning triangles at Sate-Lite, $0.4 million, $0.8 million, $0.3 million, and $0.1 million, respectively. Partially offsetting these increases were lower sales of thermoplastic colorants at Sate-Lite, $2.3 million, due to the sale of the Midwest Color division, as mentioned above. The increase in net sales of office products at Deflecto was largely driven by the introduction of new products and increased sales of chairmats. Strong sales of hardware products at Deflecto were driven by increased sales in retail channels as well as the wholesale construction market. Additionally, net sales were positively impacted by Deflecto's ability to pass through some raw material price increases by raising selling prices.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

Operating income for the three months ended September 30, 2004 increased $1.2 million, or 64.0%, over the same period in 2003. This increase was primarily due to higher operating income at Deflecto, $0.6 million, Sate-Lite, $0.4 million, and Beemak, $0.3 million. Partially offsetting these increase were slightly higher corporate expenses, $0.1 million. Operating income for the nine months ended September 30, 2004 increased $1.6 million, or 29.7%, over the same period in 2003. This increase was primarily due to higher operating income at Deflecto, $1.0 million, Sate-Lite, $0.5 million, and Beemak, $0.2 million. Partially offsetting these increases were slightly higher corporate expenses, $0.1 million. Operating income at Deflecto has benefited from significant cost reductions during the first nine months of 2004, which have helped to offset increases in raw material costs.

       Jordan Auto Aftermarket. As of September 30, 2004, the Jordan Auto Aftermarket group ("JAAI") consisted of Dacco, Alma and Atco.

Net sales for the three months ended September 30, 2004 decreased $1.9 million, or 5.1%, from the same period in 2003. This decrease was primarily due to lower sales of torque converters and soft parts at Dacco, air conditioning compressors at Alma, and air conditioning hose assemblies at Atco. Partially offsetting these decreases were higher sales of drive trains at Alma and fittings at Atco. Net sales in the third quarter were negatively impacted by the hurricane weather in early September which resulted in temporary store closings at six Dacco locations and disrupted other sales channels in the southeast. Net sales for the nine months ended September 30, 2004 decreased $2.5 million, or 2.1% from the same period in 2003. This decrease was primarily due to lower sales of torque converters at Dacco, air conditioning compressors at Alma, and driers and accumulators and air conditioning hose assemblies at Atco. Partially offsetting these decreases were higher sales of drive trains at Alma and fittings at Atco. Net sales of air conditioning products have decreased primarily due to the summer of 2004 being one of the coolest summers on record. In addition, net sales were negatively impacted by excess inventories of hose assemblies at a key customer. Partially offsetting these decreases were higher sales of tubing, assemblies, and fittings for the truck market resulting from increased fleet truck purchases in advance of new emissions standards scheduled to become effective in 2007.

Operating income for the three months ended September 30, 2004 decreased $0.1 million, or 10.5% from the same period in 2003. This decrease was primarily due to lower operating income at Dacco and Alma, partially offset by higher operating income at Atco and reduced corporate expenses. Operating income for the nine months ended September 30, 2004 decreased $1.8 million, or 19.3%, from the same period in 2003. This decrease was primarily due to lower operating income at Dacco and Alma, partially offset by reduced corporate expenses. Operating income was negatively impacted by inefficiencies in the supply chain during the second quarter and first half of 2004. In addition, new product introductions have resulted in ramp up inefficiencies, while the development of new suppliers resulted in higher costs than anticipated. These conditions were compounded by peak demand of two key customers which resulted in higher than expected labor costs during the second quarter.

       Kinetek. As of September 30, 2004, the Kinetek group consisted of Imperial Group, Merkle-Korff, FIR, ED&C, Motion Control, Advanced DC and DeSheng.

Net sales for the three months ended September 30, 2004 increased $12.3 million, or 16.9%, over the same period in 2003. This increase was primarily due to higher sales of subfractional motors, $3.3 million, fractional/integral motors, $8.4 million, and controls, $0.6 million. Net sales for the nine months ended September 30, 2004 increased $26.7 million, or 12.4%, over the same period in 2003.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


This increase was primarily due to higher sales of subfractional motors, $2.9 million, fractional/integral motors $19.6 million, and controls, $4.7 million. The higher sales of subfractional motors was driven the introduction of a redesigned ice-crusher motor sold to Whirlpool and higher demand for products used in the medical, restaurant, and automotive end markets. Increased sales of fractional/integral motors was led by sharp growth in U.S. sales of DC products used in material handling and golf car applications and strong demand for AC and DC products used in the floor care end market in the U.S. Partially offsetting these increases were lower sales of subfractional motor products sold to major appliance customers and the inclusion of significant one-time sales to a general vending customer during the first quarter of 2003. In addition, European sales of fractional/integral motors modestly decreased due to general weakness in Kinetek's principal markets in Europe and the Middle East.

Operating income for the three months ended September 30, 2004 increased $2.7 million, or 37.4%, over the same period in 2003. This increase was primarily due to higher operating income in the motors segment and controls segment, 12.3% and 9.0%, respectively. Operating income for the nine months ended September 30, 2004, increased $1.9 million, or 7.7%, over the same period in 2003. This increase was primarily due to higher operating income in the motors segment, 3.9%, partially offset by lower operating income in the controls segment, 0.6%. The increases in operating income were primarily due to the higher sales levels mentioned above. Partially offsetting the sales increases were lower gross margins resulting from increased metal component costs and the inability to fully absorb these increases in the form of higher sales prices, unfavorable product mix, and temporary inefficiencies during the planning and execution phases of two facility moves and one facility closure. Additionally, operating expenses increased during the nine months ended September 30, 2004 due to employment increases in preparation for the launch of a new line of elevator control products.

       Consumer and Industrial Products. As of September 30, 2004, the Consumer and Industrial Products group consisted of Welcome Home LLC and its two divisions, Cape Craftsmen and Welcome Home, and Cho-Pat, and GramTel.

Net sales for the three months ended September 30, 2004 decreased $0.9 million, or 5.3%, from the same period in 2003. This decrease was primarily due to lower retail sales at Welcome Home, $0.8 million, and decreased sales of home accessories at Cape Craftsmen, $0.3 million. Partially offsetting these decreases were higher sales of orthopedic supports at Cho-Pat, $0.1 million, and data recovery services at GramTel, $0.1 million. Net sales for the nine months ended September 30, 2004 decreased $1.2 million, or 2.6%, from the same period in 2003. This decrease was primarily due to lower sales of home accessories at Cape Craftsmen, $1.0 million, and decreased retail sales at Welcome Home, $0.8 million. Partially offsetting these decreases were higher sales of orthopedic supports at Cho-Pat and data recovery services at GramTel, $0.3 million each. Decreased sales at Welcome Home are attributable to strong competition and pricing pressures in the home furnishing retail arena.

Operating income for the three months ended September 30, 2004 decreased $0.3 million, or 23.7%, from the same period in 2003. This decrease was primarily due to higher operating loss at Welcome Home, $0.5 million. Partially offsetting this decrease was higher operating income at Cape Craftsmen, $0.2 million. Operating loss for the nine months ended September 30, 2004 increased $1.0 million. This increase in operating loss was primarily due to higher operating loss at Welcome Home, $1.0 million, and decreased operating income at

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

Cape Craftsmen, $0.3 million. Partially offsetting these variances was higher operating income at Cho-Pat, $0.1 million, and lower operating loss at GramTel, $0.2 million. Increased operating losses at Welcome Home are the result of top line pressures, as discussed above, coupled with the highly fixed nature of Welcome Home's cost structure.

Consolidated Results:  (See Condensed Consolidated Statement of Operations).

Consolidated net sales for the three months ended September 30, 2004 increased $15.9 million, or 9.3%, over the same period in 2003. This increase was primarily due to higher sales of rollstock and membrane switches at Valmark, hardware and office products at Deflecto, bike reflectors and other injection-molded products at Sate-Lite, fabricated products at Beemak, drive trains at Alma, fittings at Atco, and subfractional motors, fractional/integral motors, and controls at Kinetek. Partially offsetting these increases were lower sales of folding boxes at Seaboard, injection-molded products at Beemak, torque converters and soft parts at Dacco, air conditioning compressors at Alma, air conditioning hose assemblies at Atco, retail sales at Welcome Home, and home accessories at Cape. In addition, net sales of thermoplastic colorants at Sate-Lite decreased due to the divestiture of the Midwest Color division in September 2003. Consolidated net sales for the nine months ended September 30, 2004 increased $39.6 million, or 7.8%, over the same period in 2003. This increase was primarily due to higher sales of membrane switches, screen printed products and rollstock at Valmark, labels at Pamco, hardware and office products at Deflecto, fabricated and display products at Beemak, truck and auto reflectors, bike reflectors, and plastic hospital supplies at Sate-Lite, drive trains at Alma, fittings at Atco, subfractional motors, fractional/integral motors and controls at Kinetek, and data recovery services at GramTel. Partially offsetting these increases were lower sales of folding boxes at Seaboard, torque converters at Dacco, air conditioning compressors at Alma, driers and accumulators and air conditioning hose assemblies at Atco, home accessories at Cape Craftsmen, and retail sales at Welcome Home. Additionally, net sales decreased due to the sale of Midwest Color, as mentioned above.

Consolidated operating income for the three months ended September 30, 2004 increased $3.8 million, or 32.4%, over the same period in 2003. Consolidated operating income for the nine months ended September 30, 2004 increased $12.7 million, or 32.0%, over the same period in 2003. These increases were primarily due to significant cost reductions at Deflecto and overall higher sales throughout the consolidated group. In addition, consolidated operating income benefited from lower corporate expenses, and income received from the sale of three affiliates of the consolidated group. Partially offsetting these increases was lower operating income due to increases in raw material costs at Deflecto, supply chain and ramp-up inefficiencies in the Jordan Auto Aftermarket group, and lower gross margins at Kinetek resulting from increased metal component costs, unfavorable product mix, and temporary inefficiencies during the planning and execution phases of two facility moves and one facility closure.

       Liquidity and Capital Resources.

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion.

The Company had approximately $125.5 million of working capital at September 30, 2004 compared to approximately $123.0 million at December 31, 2003.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


Operating activities. Net cash used in operating activities for the nine months ended September 30, 2004 was $17.1 million compared to net cash used in operating activities of $17.6 million for the same period in 2003. The decrease in cash used is primarily due to favorable operating results compared to 2003.

Investing activities. Net cash provided by investing activities for the nine months ended September 30, 2004 was $28.6 million compared to net cash provided by investing activities of $5.4 million for the same period in 2003. The increase in cash provided by investing activities is primarily due to the divestiture of the Ad Specialty and Calendar divisions of JII Promotions in the first quarter of 2004, the sale of three affiliates in the second quarter of 2004, and decreased capital expenditures in 2004 compared to 2003. Partially offsetting these increases is net proceeds from the sale of the School Annual division of JII Promotions in September 2003.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2004 was $4.5 million compared to net cash provided by financing activities of $9.9 million for the same period in 2003. The decrease in cash provided by financing activities is primarily due to lower net borrowings on revolving credit facilities and increased payment of financing fees resulting from the Exchange Offer. Partially offsetting these variances is lower repayment of long-term debt and increased proceeds from other borrowings in 2004 versus the same period in 2003.

The Company is party to two credit agreements under which the Company is able to borrow up to $110.0 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature in 2005 and 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of September 30, 2004, the Company had approximately $25.0 million of available funds under these arrangements.

On February 18, 2004, the Company completed an Exchange Offer, whereby it exchanged $173.3 million of new Senior Notes (the "Exchange Notes") for $247.6 million of Old Senior Notes. The Exchange Notes were co-issued by JII Holdings LLC, a wholly owned subsidiary of the Company, and its wholly owned subsidiary, JII Holdings Finance Corporation. The Exchange Notes bear interest at 13% per annum which is payable semi annually on February 1 and August 1 of each year, and mature on April 1, 2007. The notes that were exchanged bore interest at 10 3/8% per annum and paid interest semi annually on February 1 and August 1. The remaining Old Senior Notes mature on August 1, 2007.

The Exchange Offer has been accounted for as a troubled debt restructuring in conformity with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS No. 15). SFAS No. 15 requires that, when there is a modification of terms such as this, if the total debt service of the new debt is less than the carrying amount on the balance sheet of the old debt, the carrying amount should be reduced to the total debt service amount. This reduction resulted in a gain of $2.0 million, which was required by SFAS No. 15 to be offset by fees incurred on the transaction. Fees of $7.4 million which were in excess of the gain, were recorded as interest expense through the third quarter of 2004. The remaining reduction in the principal of the Exchange Notes compared to the Old Senior Notes will be recognized over the period to maturity of the Exchange Notes as a reduction of interest expense.

On January 31, 2004, the Company and holders of $90.1 of the Company's Senior Subordinated Discount Debentures entered into a Waiver Agreement which provides that the participating note holders waive any rights to claim an event of default if the Company does not make the scheduled interest payments as required in the applicable indenture.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


The Company may pay interest on these Senior Subordinated Discount Debentures only if such payment complies with the restricted payments covenant in the indenture governing the Exchange Notes. Should the Company be prohibited from or elect not to make interest payments on these notes, the interest will continue to accrue on the Senior Subordinated Discount Debentures at the original rate of 11 3/4% per year and will be due and payable to the holders at the maturity date of the notes. Pursuant to the Waiver Agreement, the maturity date of the participating notes is the earlier of (1) the date on which all of the outstanding principal and interest on the Exchange Notes and the Senior Secured Discount Debentures not participating in the Waiver Agreement have been paid in full, (2) the date six months after the original maturity of the participating notes, or (3) the date on which the Company enters into a bankruptcy proceeding.

On February 18, 2004, certain of the Company's Senior Subordinated Discount Debenture note holders entered into a Modification Agreement which provides for a reduction in their stated maturity value and a reduction of their applicable interest rate. The aggregate maturity value of the notes held by the parties to the Modification Agreement is $23.0 million which has been reduced to $6.9 million. The interest rate on these notes has been reduced to a stated rate of 1.61% from 11.75%. On April 1, 2004 certain holders of an additional $1.7 million of the Company's Senior Subordinated Discount Debentures elected to participate in the Modification Agreement. The maturity value of these notes has been reduced to $0.5 million. The holders of these modified notes retain the right to collect the original maturity value and interest thereon at the original interest rate if the Company meets certain financial tests and ratios. Under the Modification Agreement, these notes mature on the earlier of (1) the date that all other Senior Subordinated Discount Debenture note holders have been paid in full, (2) the date that is six months after the original maturity date, or (3) the date on which the Company enters into a bankruptcy proceeding.

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

The remaining Senior Subordinated Discount Debentures that are not party to the Modification Agreement will continue to accrue interest at 11.75% and represent $70.2 million of the total outstanding principal amount of $94.9 million.

The Company may, from time to time, use cash, including cash generated from borrowings under its credit agreement, to purchase either its 11 3/4% Senior Subordinated Discount Debentures due 2009, its 10 3/8% Senior Notes due 2007, or its 13% Exchange Notes due 2007, or any combination thereof, through open market purchases, privately negotiated purchases or exchanges, tender offers, redemptions or otherwise, and may, from time to time, pursue various refinancing or financial restructurings, including pursuant to current solicitations and waivers involving those securities, in each case, without public announcement or prior notice to the holders thereof, and if initiated or commenced, such purchases or offers to purchase may be discontinued at any time.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


Item 3. Quantitative and Qualitative Disclosures About Market Risks
-------------------------------------------------------------------

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At September 30, 2004, the Company had $55.1 million of variable rate debt outstanding. A one-percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.6 million. The Company does not believe that its market risk financial instruments on September 30, 2004 would have a material effect on future operations or cash flows.

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

Part II. OTHER INFORMATION
--------------------------


Item 1.                    Legal Proceedings
                           -----------------
                           None

Item 2.                    Unregistered Sales of Securities and Use of Proceeds
                          -----------------------------------------------------
                           None

Item 3.                    Defaults upon Senior Securities
                           ---------------------------------
                           None

Item 4.                    Submission of Matters to a Vote of Security
                           -------------------------------------------
                           Holders
                           -------
                           None

Item 5.                    Other Information
                           -----------------
                           None

Item 6.                    Exhibits
                           --------

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


                                                    JORDAN INDUSTRIES, INC.



November 15, 2004                               By:   /s/ Norman R. Bates
                                                      -----------------------
                                                      Norman R. Bates
                                                      Chief Financial Officer

                                  EXHIBIT INDEX

    Exhibit
    Number                                               Description

     31(a)     Certificate of Chief Executive Officer pursuant to Rule 13a-14
               (a) or Rule 15d-14 (a)
     31(b)     Certificate of Chief Financial Officer pursuant to Rule 13a-14
               (a) or Rule 15d-14 (a)
     32(a) Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002
     32(b) Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002