Form 10-K
period 2004-12-31
JORDAN INDUSTRIES INC
filed 2005-03-24
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549
                              --------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004     Commission File Number 33-24317

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

              Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes --- No X.

              The aggregate market value of voting stock held by non-affiliates of the registrant is not determinable as such shares were privately placed and there is no public market for such shares.

              The number of shares outstanding of Registrant's Common Stock as of March 24, 2005:98,501.0004.

                                TABLE OF CONTENTS

Part I                                                                      Page
------

Item 1.       Business                                                        3
Item 2.       Properties                                                     16
Item 3.       Legal Proceedings                                              18
Item 4.       Submission of Matters to a Vote of Security Holders            18

Part II
-------

Item 5.       Market for the Registrant's Common Equity and
              Related Stockholder Matters                                    19
Item 6.       Selected Financial Data                                        20
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of
              Operations                                                     21
Item 7A.      Quantitative and Qualitative Disclosures About
              Market Risks                                                   34
Item 8.       Financial Statements and Supplementary Data
                                                                             35
Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                            79
Item 9A.      Controls and Procedures                                        79
Item 9B.      Other Information                                              79

Part III
--------

Item 10.      Directors and Executive Officers                               80
Item 11.      Executive Compensation                                         82
Item 12.      Security Ownership of Certain Beneficial Owners
              and Management                                                 83
Item 13.      Certain Relationships and Related Transactions                 84

Part IV
-------

Item 14.      Principal Accountant Fees and Services                         88
Item 15.      Exhibits and Financial Statement Schedules                     89

              Signatures                                                     90

Item 1.  BUSINESS

Jordan Industries, Inc. ("the Company") was organized to acquire and operate a diverse group of businesses with a corporate staff providing strategic direction and support. The Company is currently comprised of 18 businesses which are divided into five strategic business units: (i) Specialty Printing and Labeling,
(ii) Consumer and Industrial Products, (iii) Jordan Specialty Plastics, (iv) Jordan Auto Aftermarket, and (v) Kinetek.

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

The following chart depicts the operating subsidiaries, which comprise the Company's five strategic business units, together with the net sales for each of the five groups for the year ended December 31, 2004.

                             Jordan Industries, Inc.
                         $723.3 Million of Net Sales (1)

SPECIALTY PRINTING AND LABELING                         -      Pamco
$51.1 Million of Net Sales                              -      Valmark
                                   - Seaboard

CONSUMER AND INDUSTRIAL PRODUCTS                        -      Welcome Home LLC
$68.8 Million of Net Sales                              -      Cho-Pat
                                    - GramTel

JORDAN SPECIALTY PLASTICS                               -      Beemak
$147.6 Million of Net Sales                             -      Sate-Lite
                                   - Deflecto

JORDAN AUTO AFTERMARKET                                 -      Dacco
$141.9 Million of Net Sales                             -      Alma
                                     - Atco

Kinetek                                                 -      Imperial Group
$313.9 Million of Net Sales                             -      Merkle-Korff
                                      - FIR
                                                        -      Motion Control
                                                        -      Advanced D.C.
                                                        -      Kinetek DeSheng







---------------------------

     (1) The results of operations of acquired businesses have been included in the Company's consolidated results since the respective dates of acquisition. See Note 19 to the financial statements.

The Company's operations were conducted through the following business units as of December 31, 2004:

Specialty Printing and Labeling

The Specialty Printing and Labeling Group manufactures and markets (i) labels, tapes, and printed graphic panel overlays for electronics and other manufacturing companies and (ii) printed folding cartons and boxes and other shipping materials. The companies that are part of Specialty Printing and Labeling have provided its customers with products and services for an average of over 40 years. For the fiscal year ended December 31, 2004, the Specialty Printing and Labeling group generated net sales of $51.1 million. Each of the Specialty Printing and Labeling subsidiaries is discussed below:

Valmark. Valmark, which was founded in 1976 and purchased by the Company in 1994, is a specialty printer and manufacturer of graphic components for the electronics Original Equipment Manufacturer ("OEM") market. Valmark's product lines include graphic panel overlays, membrane switch control panels, and adhesive-backed labels. Approximately 50% of Valmark's 2004 net sales of $14.4 million were derived from the sales of membrane switch control panels, 38% from graphic panel overlays, and 12% from labels and other products.

Valmark sells to four primary markets: medical instrumentation, general electronics, turn-key services serving primarily the telecommunications market, and personal computers. During 2004, Valmark's products were subject to increased foreign price competition in all of its market segments. Although Valmark does not operate free of foreign competition within any of its markets, it does maintain advantages over foreign competitors due primarily to the high level of communication and long history with its customers, the relatively short time frame required to produce orders of non-membrane switch products, and the significant engineering and product development investments required to secure and manufacture orders for its membrane switch control panel customers.

Valmark is able to provide OEMs with a broader range of products than many of its competitors. Valmark's markets are very competitive in terms of price and accordingly, Valmark's advantage over its competitors is derived from its diverse product line, exceptional customer service and excellent quality ratings.

Pamco. Pamco, which was founded in 1953 and acquired by the Company in 1994, is a manufacturer and distributor of a wide variety of printed tapes and labels. Pamco offers a range of products from simple one and two-color labels, such as basic bar code and address labels, to eight-color, laminated, embossed, and hot stamped labels for products such as candy, housewares, health and beauty aids and food packaging. All of Pamco's products are made to customer specifications and approximately 80% of all sales were manufactured in-house in 2004. The remaining 20% of sales were purchased printed products and included such items as business cards and stationery.

Pamco's products are marketed by a team of 11 sales representatives who procure new accounts and service existing accounts. Existing accounts are serviced by 8 customer service representatives. Pamco's customers represent many different industries with the five largest customers accounting for approximately 17% of 2004 net sales of $19.8 million.

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

Seaboard sells directly to a broad customer base, located primarily east of the Mississippi River, operating in a variety of industries including hardware, personal hygiene, toys, automotive supplies, food and drugs. Seaboard's top ten customers accounted for approximately 41% of Seaboard's 2004 net sales of $16.9 million. Seaboard has exhibited high profit margins and has gained a reputation for exceeding industry standards primarily due to its excellent operating capabilities. Seaboard has historically been highly successful in buying and profitably integrating smaller acquisitions.

Seaboard's markets are very competitive in terms of price, and accordingly, Seaboard's advantage over its competition is derived from its high quality products and excellent service.

Consumer and Industrial Products

Consumer and Industrial Products serves many product segments. It manufactures and imports gift items; is a specialty retailer of gifts and decorative home furnishings; manufactures orthopedic supports and pain reducing medical devices; and provides data storage services at a Secure Network Access Center. For the year ended December 31, 2004, the Consumer and Industrial Products subsidiaries generated consolidated net sales of $68.8 million. Each of the Consumer and Industrial Products subsidiaries is discussed below.

Welcome Home LLC. During 2002, Cape Craftsmen and Welcome Home were combined into one entity, Welcome Home LLC. Cape Craftsmen remains a division of Welcome Home LLC that imports gifts, wooden furniture, framed art and other accessories from the Far East, while the Welcome Home division is a retailer specializing in such imports.

Cape Craftsmen sells its products through 4 in-house salespeople and 100 independent sales representatives. Cape Craftsmen competes in a highly fragmented industry and has therefore found it most effective to compete with most wood manufacturers and importers on the basis of price. Cape Craftsmen also strives to deliver better quality and service than its competitors. Net sales of the Cape Craftsmen division in 2004 were $13.1 million, excluding sales to the Welcome Home division, of $19.1 million.

Welcome Home currently operates 121 stores located in factory outlet centers and regional malls in 37 states. Welcome Home offers a broad product line of 2,500 to 4,000 items consisting of 9 basic groups, including framed art, furniture, candles, lighting, decorative accessories, decorative garden items, music, special opportunity merchandise and seasonal products.

Competition is highly intense among specialty retailers, traditional department stores and mass merchant discounters in outlet malls and other high traffic retail locations. Welcome Home competes principally on the basis of product assortment, convenience, customer service, price and the attractiveness of its stores. Welcome Home had net sales of $51.9 million for the year ended December 31, 2004.

Cho-Pat. In September 1997, the Company purchased Cho-Pat, Inc., a designer and manufacturer of orthopedic related sports medicine devices used in the prevention and treatment of certain biomechanical injuries. Cho-Pat currently produces 19 different products, including three which are covered by U.S. patents, that are used to prevent and reduce the pain resulting from the overuse and degeneration of the major joints. Cho-Pat's largest selling product is Cho-Pat's Original Knee Strap, which is designed to reduce the pain associated with patellar tendonitis and other knee ailments. Cho-Pat manufactures most of its products in-house and sells them through medical product distributors and wholesalers, retail drug and sporting good stores, as well as direct to medical professionals, physical therapists, athletic trainers, schools and universities, professional athletes, and individuals in the U.S. and internationally. Cho-Pat had net sales of $1.7 million in 2004.

GramTel. GramTel USA, Inc. was started by the Company in December 2000. GramTel is a data storage and information technology disaster recovery company. It owns and operates a state-of-the-art technology center that houses business-critical computer systems, applications, and data. The facility provides alternate sites for companies to continue operations in the event of a disaster or emergency event. GramTel leverages its infrastructure and technical staff to support the data storage needs of businesses at a fraction of the cost that businesses would incur to perform these tasks in-house. It provides the facilities, technical personnel and network connectivity to keep the critical operations of businesses available 24 hours a day. GramTel had net sales of $2.1 million for the year ended December 31, 2004.

Jordan Specialty Plastics

Jordan Specialty Plastics serves a broad range of wholesale and retail markets within the highly-fragmented specialty plastics industry. The group designs, manufactures and sells (1) "take-one" point of purchase brochure, folder and application display holders, (2) plastic injection-molded hardware and office supply products, (3) extruded vinyl chairmats, and (4) safety reflectors for bicycles and commercial truck manufacturers. The companies that are part of Jordan Specialty Plastics have provided their customers with products and services for an average of over 35 years. For the year ended December 31, 2004, the Jordan Specialty Plastics subsidiaries generated consolidated net sales of $147.6 million. Each of the Jordan Specialty Plastics subsidiaries is discussed below:

Beemak Plastics. Beemak, which was founded in 1951 and acquired by the Company in July 1989, is a manufacturer and distributor of custom point-of-purchase displays, brochure holders and sign holders. Beemak sells its proprietary holders and displays to approximately 3,000 customers around the world. In addition, Beemak produces a small amount of custom injection-molded plastic parts for customers on a contract manufacturing basis. Beemak's net sales for 2004 were $6.5 million.

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

Sate-Lite Manufacturing. Sate-Lite specializes in safety reflectors for bicycles, heavy duty commercial vehicles, and disposable health care products. Sate-Lite was founded in 1968 and acquired by the Company in 1988. Bicycle reflectors and plastic bicycle parts accounted for 35% of Sate-Lite's net sales in 2004, sales of emergency warning triangles and specialty reflectors and lenses to commercial truck customers accounted for approximately 20% of net sales in 2004, and sales of disposable health care products accounted for approximately 11% of net sales. An additional 34% of 2004 net sales were derived from other miscellaneous plastic injection molded products. Sate-Lite's net sales for 2004 were $14.4 million, excluding sales to Deflecto and Beemak, related parties, of $5.2 million and $0.7 million, respectively.

Sate-Lite's bicycle and truck/auto products are sold directly to a number of OEMs. The three largest OEM customers are Truck-Lite, Tandem (China), and Giant Phoenix (China) which accounted for approximately 10% of Sate-Lite's net sales in 2004. The disposable health care products are sold primarily to a single distributor who has a long-term supply agreement with a major domestic health care products supplier. In 2004, Sate-Lite's five largest customers accounted for approximately 30% of net sales.

Sate-Lite's bicycle products are marketed to bicycle OEMs in North America and Asia. Sales to foreign customers are handled directly by management. Sate-Lite's net export sales accounted for approximately 37% of its total 2004 sales. The principal raw materials used in manufacturing Sate-Lite's products are plastic resins. Sate-Lite purchases these materials from several independent suppliers. In 1998, Sate-Lite opened a wholly owned manufacturing factory in China. Sate-Lite sells to a variety of companies in Asia including Tandem, Ideal, Giant/Phoenix, and other bicycle manufacturers who have increased their sales to the North American bicycle market through mass market branded companies such as Huffy, Pacific Cycle (Mongoose, Schwinn, Roadmaster, GT), Kent and Magna.

The markets for bicycle and truck/auto parts are highly competitive. Sate-Lite competes in these markets by being a low cost producer, offering innovative products and by relying on its established reputation for producing high quality plastic components in the industries served. Sate-Lite's principal competitors in the bicycle parts market consist primarily of foreign companies and Cortina, James King, and Accutek in the truck/auto markets.

Deflecto Corporation. Founded in 1960 and acquired by the Company in 1998, Deflecto designs, manufactures and markets plastic injection-molded products for mass merchandisers, major retailers and large wholesalers. Deflecto sells its products in two product categories: hardware products and office supply products. Hardware products, which comprised approximately 66% of Deflecto's net sales in 2004, include heating and cooling air deflectors, clothes dryer vents and ducts, kitchen vents and ducts, sheet metal pipes and elbows, exhaust fittings, heating ventilation and air conditioning registers and other widely recognized products. Office supply products, many of which have patents and trademarks, represented approximately 34% of net sales in 2004 and include such items as wall pockets, literature displays, file and chart holders, business card holders, chairmats and other top-branded office supply products. Deflecto's consolidated net sales for 2004 were $126.7 million.

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

Competition in the hardware and office supplies business is increasing due to the consolidation of companies serving the market. The increased competition has forced manufacturers to improve production efficiency, product quality and delivery. The Company believes that Deflecto's mix of manufactured and outsourced product, and its management of this process, allows it to maintain high production efficiency, keeping costs down and product quality high.

Jordan Auto Aftermarket

Jordan Auto Aftermarket is the leading supplier of remanufactured torque converters to the automotive aftermarket parts industry. In addition, it produces newly manufactured torque converters, air conditioning compressors, and clutch and disc assemblies for major automotive and equipment OEMs. For the year ended December 31, 2004, the Jordan Auto Aftermarket subsidiaries generated consolidated net sales of $141.9 million. Each of the Jordan Auto Aftermarket subsidiaries is discussed below.

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

Dacco's customers are automotive transmission parts distributors, transmission repair shops and mechanics. Dacco's independent sales representatives sell nationwide to independent warehouse distributors and transmission repair shops. Dacco also operates 46 distribution centers, which sell directly to transmission shops. Dacco's distribution centers average 5,400 square feet and cover a 50-100 mile selling radius. In 2004, no single customer accounted for more than 2% of Dacco's net sales. Net sales were $56.3 million during the year ended December 31, 2004.

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

Alma. Founded in 1944 and acquired by the Company in March 1999, Alma uses a combination of remanufacturing and new production to produce torque converters, air conditioning compressors, and clutch and disc assemblies for major automotive and equipment OEMs, as well as numerous direct aftermarket customers. Torque converters and clutch and disc assemblies are also referred to as drive trains. Net sales were $70.8 million during the year ended December 31, 2004.

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

Atco manufactures and distributes hose assemblies, driers and accumulators, fittings, and crimping tools to a large customer base, including such companies as GMSPO, PACCAR, Gates, Dana-Weatherhead, and other OE and automotive aftermarket customers. Atco is the sole external source to Kenworth and Peterbilt for steel and aluminum air conditioning tube assemblies and hose end fittings, which are manufactured in Atco's QS-9000 certified plant in Ennis, Texas. Atco has led the way with innovations such as the patented portable hand-operated model 3700 crimping tool. Net sales were $14.8 million during the year ended December 31, 2004.

Kinetek

Kinetek is a manufacturer of specialty purpose electric motors, gearmotors, gearboxes, gears, transaxles and electronic motion controls, serving a diverse customer base, including consumer, commercial and industrial markets. Its products are used in a broad range of applications, including vending machines, golf carts, lift trucks, industrial ventilation equipment, and elevators.

Kinetek operates in the businesses of electric motors ("motors") which includes the subsidiaries Imperial Group, Merkle-Korff, Fir, Advanced D.C. and Kinetek De Sheng; and electronic motion control systems ("controls") which includes the subsidiary Motion Control Engineering. For the year ended December 31, 2004 Kinetek generated net sales of $313.9 million.

Kinetek has established itself as a reliable niche manufacturer of high-quality, economical, custom electric motors, gearmotors, gears and electronic motion control systems used in a wide variety of applications including vending machines, refrigerator ice dispensers, commercial dishwashers, commercial floor care equipment, golf carts, lift trucks, and elevators. Kinetek's products are custom designed to meet specific application requirements. Less than 5% of Kinetek's products are sold as stock products.

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

Electronic Motion Control Systems. Electronic motion control systems are assemblies of electronic and electromechanical components that are configured in such a manner that the systems have the capability to control a range of elevators. The components utilized in an elevator control system are typically electric motor drives (electronic controls that vary the speed and torque characteristics of electric motors), programmable logic controls ("PLCs"), transformers, capacitors, switches and software to configure and control the system.

Backlog

As of December 31, 2004 the Company had a backlog of approximately $91.5 million compared with a backlog of $87.2 million as of December 31, 2003. The backlog is primarily due to motor sales at Merkle-Korff and controls sales at Motion

Control, both subsidiaries of Kinetek, printing and graphic component sales at Valmark, folding boxes at Seaboard, plastic products at Deflecto and air conditioning assemblies and parts at Atco. Management believes that the Company will ship substantially its entire backlog during 2005.

Seasonality

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

Patents, Trademarks, Copyrights and Licenses

The Company protects its confidential, proprietary information as trade secrets. With some exceptions noted in the business descriptions above, the Company's products are generally not protected by virtue of any proprietary rights such as patents. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology and know-how or that the Company's competitors will not independently develop technologies that are substantially equivalent to or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. In the Company's opinion, the loss of any intellectual property asset would not have a material adverse effect on the Company's business, financial condition, or results of operations.

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

Employees

As of December 31, 2004, the Company and its subsidiaries employed approximately 6,500 people. Approximately 1,800 of these employees were members of various labor unions. The Company believes that its subsidiaries' relations with their respective employees are good.

Environmental Regulations

The Company is subject to numerous U.S. and foreign, federal, state, provincial and local laws and regulations relating to the storage, handling, emissions and discharge of materials into the environment, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean

Water Act, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act, and the Resource Conservation and Recovery Act. Under CERCLA and analogous state laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws frequently impose cleanup liability regardless of whether the owner or operator knew of or was responsible for the presence of such hazardous or toxic substances and regardless of whether the release or disposal of such substances was legal at the time it occurred. Regulations of particular significance to the Company's ongoing operations include those pertaining to handling and disposal of solid and hazardous waste, discharge of process wastewater and storm water and the handling or release of hazardous chemicals. The Company believes it is in substantial compliance with such laws and regulations.

In 2003, the USEPA has sent the Company letters which indicate that it may be a potential responsible party at two Superfund sites. The first alleged that, JII Promotions had shipped lead typeface to the Pittsburgh Metal & Equipment site in New Jersey. The Company has agreed to settle this matter through an Administrative Consent Order for a payment of less than $3 thousand. The second alleged that, Alma sent wastes to the proposed Lake Calumet Cluster site in Illinois. Alma made a claim under the environmental indemnity from the former owner of Alma and the former owner has assumed responsibility for this matter.

The Company generally conducts an assessment of compliance and the equivalent of a Phase I environmental survey on each acquisition candidate prior to purchasing a company to assess the potential for the presence of hazardous or toxic substances that may lead to cleanup liability with respect to such properties. The Company does not currently anticipate any material adverse effect on its operations, financial condition or competitive position as a result of compliance with federal, state, provincial, local or foreign environmental laws or regulations. However, some risk of environmental liability and other costs is inherent in the nature of the Company's business, and there can be no assurance that material environmental costs will not arise. Moreover, it is possible that future developments such as the obligation to investigate or cleanup hazardous or toxic substances at the Company's property for which indemnification is not available, could lead to material costs of environmental compliance and cleanup by the Company.

FIR, a wholly-owned subsidiary of Kinetek, owns property in Casalmaggiore, Italy that is the subject of investigation and remediation under the review of government authorities for soils and groundwater contaminated by historic waste handling practices. In connection with the acquisition of FIR, the Company obtained indemnification from the former owners for this investigation and remediation.

Alma owns two properties in Alma, Michigan that are contaminated by chlorinated solvent and oil contamination, the main plant on Michigan Avenue and a satellite plant on North Court Street. The former owner retained full responsibility for the continued investigation and remediation of the contaminated groundwater and soil at the properties when Alma acquired them in April 1999. The Michigan Avenue property has been the subject of investigation by the Michigan Department of Environmental Quality, ("MDEQ"), since 1982. By 1985, the former owner had cleaned out, closed and capped the lagoons that were the source of the contamination and in 1992, installed a groundwater remediation system. In January 1999, the former owner submitted to the MDEQ a proposed remedial action plan that recommends that the groundwater treatment system continue to operate for up to 30 years, a deed restriction that limits the use of the property to industrial use and the adoption, by the City of Alma, of an ordinance that prohibits the private use of groundwater for drinking water. The MDEQ has held off approving the plan until the former owner delineates the horizontal and vertical extent of contamination to the agency's satisfaction. In November 2002, the former owner submitted a revised sampling plan and MDEQ has approved the additional investigation. Some of the sampling was conducted in 2004; the rest is scheduled for Spring 2005. The former owner plans to submit the data to MDEQ and receive approval of the remedial action plan. The second property is contaminated with petroleum constituents and chlorinated solvents and the former owner, under the supervision of the MDEQ, is investigating the scope and extent of the contamination. In May 2003, the former owner also submitted a remedial action plan with respect to this property to the MDEQ and an interim response plan for removed contaminated soils deemed to be the source of contamination. Contamination soils were excavated in 2004 and ground soil sampling is scheduled for Spring 2005.

Alma has received two claims for contribution to the investigation and cleanup of waste materials at offsite locations. One is the notice letter from the USEPA referenced above regarding the Lake Calumet Cluster site. USEPA sent a follow-up information request letter in December 2004. The other is a claim by TPI Petroleum for the removal or remediation of asbestos-containing clutch plates allegedly discarded in the 1950s or 1960s at TPI's property in Alma.

In connection with its 1999 acquisition of the Alma properties and other assets, the Company obtained indemnification and a $1.5 million environmental escrow. Claims for losses against the environmental escrow were to be filed by March 2004. Prior to the deadline, Alma filed claims for the Michigan Avenue contamination, the North Court Street contamination, the TPI Petroleum claim and the proposed Lake Calumet Cluster site. Although undisputed amounts remaining in environmental escrow are to be distributed to the former owners in March 2004, the claims filed put the total amount in the environmental escrow in dispute. The $1.5 million remains in escrow to cover the outstanding claims.

Since October 1997, Dacco has engaged in investigation and remediation of possible releases of petroleum and other chemicals into the soil and groundwater from underground storage tanks and facility operations at its Cookeville, Tennessee property under the direction of the Tennessee Department of Environmental Conservation, ("TNDEC"). In 2002 and 2003, Dacco conducted extensive monitoring of the extent of the contamination, the potential for offsite migration and the methods for remediation. In July 2002, Dacco installed a simple, free product recovery system in one of the monitoring wells located in the area with the most extensive contamination. The investigation concluded that the contamination was relatively small and contained, and the consultant recommended that Dacco continue to use the free product recovery well until quarterly monitoring results confirm that the release was contained onsite. Dacco submitted this proposal to the TNDEC in August 2003 and has continued to operate the free product recovery system. It estimates that the total potential cost for the Cookeville site will be between $10 and $200 over the next five years.

Item 2.           Properties

The Company leases approximately 49,200 square feet of office space for its headquarters in Illinois. The principal properties of each subsidiary of the Company at December 31, 2004, and the location, the primary use, the capacity, and ownership status thereof, are set forth in the table below.



   COMPANY LOCATION          USE                                     SQUARE      OWNED/
   ----------------          ---                                      FEET       LEASED
                                                                     ------      ------

   Advanced DC
     Syracuse, NY            Manufacturing/Administration               49,600        Owned
     Syracuse, NY            Manufacturing                              18,500       Leased
     Eternoz, France         Manufacturing/Administration               19,000       Leased
     Putzbrunn, Germany      Warehouse                                   1,200       Leased

   Alma
     Alma, MI                Manufacturing/Warehouse                   276,200        Owned
     Alma, MI                Manufacturing/Warehouse                   103,000        Owned
     Alma, MI                Warehouse                                  46,000        Owned
     Alma, MI                Warehouse                                  33,400        Owned
     Alma, MI                Warehouse                                   9,600        Owned
     Alma, MI                Warehouse                                  43,000       Leased

   Atco
     Ferris, TX              Manufacturing                              93,100        Owned
     Ennis, TX               Manufacturing                              24,100        Owned

   Beemak
     Rancho Dominguez, CA    Manufacturing/Administration              104,000       Leased

   Cape Craftsmen
     Elizabethtown, NC       Assembly/Warehouse/Administration         175,000       Leased
     Elizabethtown, NC       Warehouse                                  10,000       Leased
     Elizabethtown, NC       Warehouse                                  30,000       Leased
     Wilmington, NC          Administration                              6,250       Leased

   Cho-Pat
     Mt. Holly, NJ           Manufacturing/Administration                7,500       Leased

   Dacco
     Cookeville, TN          Manufacturing/Administration              355,000        Owned
     Huntland, TN            Manufacturing                              72,000        Owned
     Cookeville, TN          Administration                              7,000       Leased

   Deflecto
     Indianapolis, IN        Manufacturing/Administration              182,600        Owned
     Fishers, IN             Distribution                              134,400       Leased
     St. Catherines, Ont.    Manufacturing/Administration               53,000        Owned
     St. Catherines, Ont.    Assembly                                   80,000       Leased
     Pearland, TX            Manufacturing/Assembly                     80,000       Leased
     Newport, Wales          Manufacturing                              92,000        Owned
     Aurora, Ontario         Manufacturing/Administration               34,000       Leased
     Ontario, CA             Manufacturing                              36,500       Leased
     Jefferson, GA           Manufacturing                              31,000       Leased
     Dover, OH               Manufacturing                              56,000       Leased
     Houston, TX             Manufacturing/Assembly                     33,000       Leased
     Mira Loma, CA           Warehouse                                  44,000       Leased

   Kinetek De Sheng
     Shunde, Guangdong       Manufacturing/Administration              926,000        Owned

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

   GramTel
     South Bend, IN          Sales/Administration/Other                 19,000        Owned

   Imperial Group
     Akron, OH               Manufacturing                             106,000       Leased
     Middleport, OH          Manufacturing                              85,000        Owned
     Alamagordo, NM          Manufacturing                              40,200       Leased
     Perry, OH               Research & Development                      5,000       Leased
     Solon, OH               Manufacturing/Administration               66,500       Leased
     Grand Rapids, MI        Manufacturing/Administration               45,000        Owned

   JII Promotions
     Coshocton, OH           Manufacturing/Administration              218,000        Owned

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

   Motion Control
     Rancho Cordova, CA      Manufacturing/Administration              108,300       Leased
     New York, NY            Sales                                         600       Leased
     Glendale, NY            Manufacturing/Administration               11,200       Leased

   Pamco
     Des Plaines, IL         Manufacturing/Administration               52,000        Owned
     King of Prussia, PA     Subleased                                  24,000       Leased

   Sate-Lite
     Niles, IL               Manufacturing/Administration               70,650       Leased
     Shunde, Guangdong       Manufacturing/Administration/Assembly     143,000       Leased

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

   Valmark
     Livermore, CA           Manufacturing/Administration               74,200       Leased

   Welcome Home
     Wilmington, NC          Administration/Warehouse                   10,000       Leased
     Wilmington, NC          Administration/Warehouse                   12,000       Leased

Dacco also owns or leases 46 distribution centers, which average 5,400 square feet in size. Dacco maintains five distribution centers in Florida, four distribution centers in Tennessee, three distribution centers in Illinois, Ohio, Indiana, Alabama and Virginia, two distribution centers in each of Arizona, Michigan, Texas, Georgia and California, with the remaining distribution centers located in South Carolina, Pennsylvania, Minnesota, Missouri, Nebraska, West Virginia, Oklahoma, Nevada, New York, Maryland, Wisconsin and Kentucky.

Welcome Home leases 121 specialty retail stores in 37 states, with the majority of store locations in outlet malls. Welcome Home maintains 15 stores in California, 9 stores in Florida, 6 stores in Texas, 5 stores in New York, North Carolina, Georgia, Ohio, Missouri and Pennsylvania, and 4 stores in Tennessee and Washington. The remaining stores are located throughout the United States.

Merkle-Korff, Motion Control and Seaboard lease certain production, office and warehouse space from related parties. The Company believes that the terms of these leases are comparable to those which would have been obtained by the Company had the leases been entered into with an unaffiliated third party.

To the extent that any of the Company's existing leases expire in 2005, the Company believes that its existing leased facilities are adequate for the operations of the Company and its subsidiaries.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2004.

                                     Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS_____________________________
         -------------------------------------------------

The only authorized, issued and outstanding class of capital stock of the Company is Common Stock. There is no established public trading market for the Company's Common Stock.

(a) At December 31, 2004, there were 21 holders of record of the Company's Common Stock.

(b) The Company has not declared any cash dividends on its Common Stock since the Company's formation in May 1988. The

         Indentures, dated as of February 18, 2004 and February 16, 2005, by and between the Company and U.S. Bank National Association, as Trustee, (the "Trustee") with respect to the 13% Senior Secured Notes, the Indentures dated as of July 25, 1997 and March 22, 1999, by and between the Company and the Trustee with respect to the 10 3/8% Senior Notes and the Indenture dated as of April 2, 1997, by and between the Company and the Trustee with respect to the 11 3/4% Senior Subordinated Discount Debentures (collectively the "Indentures") contain restrictions on the Company's ability to declare or pay dividends on its capital stock. The Indentures each prohibit the declaration or payment of any dividends or the making of any distribution by the Company or any Restricted Subsidiary (as defined in the Indentures) other than dividends or distributions payable in stock of the Company or a Subsidiary and other than dividends or distributions payable to the Company.

Item 6.  SELECTED FINANCIAL DATA
         -----------------------

The following table presents selected operating, balance sheet and other data of the continuing operations of the Company and its subsidiaries as of and for the five years ended December 31, 2004. The financial data has been derived from the consolidated financial statements of the Company and its subsidiaries. As a result of the divestitures of the Jordan Telecommunications Products segment and the Capita Technologies segment in 2000, the JII Promotions entity within the Specialty Printing and Labeling segment in 2003 and 2004, and the anticipated sale of Electrical Design & Control ("ED&C"), a subsidiary of Kinetek, these segments and entities have been reported as discontinued operations for financial reporting purposes in accordance with Accounting Principles Board ("APB") Opinion No. 30 and Statement of Financial Accounting Standards ("SFAS") No. 144, and their results have been excluded from the information shown below.



                                                          Year Ended December 31,
                                                           (Dollars in thousands)
                                            -------------------------------------------------
                                               2004      2003       2002      2001      2000
                                               ----      ----       ----      ----      ----

Operating data: (1)
Net sales.................................   $723,279  $666,931   $667,151  $665,962  $743,567
Cost of sales, excluding
 depreciation.............................    500,180   448,423    429,648   426,578   474,868
                                              -------   -------    -------   -------   -------
Gross profit, excluding
 depreciation.............................    223,099   218,508    237,503   239,384   268,699
Selling, general and
 administrative expense,
 excluding depreciation...................    153,399   153,871    157,899   153,519   150,312
Operating income..........................     57,372    42,797     46,981    30,397    65,234
Interest expense(2).......................     66,048    83,215     89,332    91,312    92,046
Interest income...........................     (2,267)   (1,352)    (1,248)     (784)   (1,442)
(Loss) income from continuing
 operations before income
 taxes and minority interest(3)...........     (4,901)  (35,096)    53,390   (62,145)  (24,780)

(Loss) income from continuing
 operations ..............................     (8,406)  (43,725)    23,181   (56,378)  (21,908)

Balance sheet data (at end
  of period):
Cash and cash equivalents.................     15,412     15,517    19,717    25,565    20,899
Working capital...........................     98,872    103,571   102,218   151,045   139,609
Total assets..............................    662,406    690,632   703,510   826,431   887,501
Long-term debt (less
  current portion)........................    689,399    728,124   715,516   819,406   783,844
Net capital deficiency (4)................   (242,981)  (227,363) (201,558) (139,056)  (82,010)
-----------------------------------------

(1) The Company has made several acquisitions and divestitures over the five year period, which significantly affects the comparability of the information shown above.

(2) Interest expense decreased in 2004 primarily due to the treatment of the Company's Exchange Offer as a troubled debt restructuring pursuant to SFAS
     No. 15. In addition, certain of the Company's 2009 Debenture note holders entered into a Modification Agreement which provides for a reduction in their stated maturity value and a reduction of their applicable interest rate. See Note 12 to the financial statements.

(3) Loss from continuing operations before income taxes and minority interest in 2000 includes a loss on the sale of a subsidiary of $2,798. Loss from continuing operations before income taxes and minority interest in 2002 includes a gain on the extinguishment of long-term debt of $88,882, a gain on the liquidation of a subsidiary of $1,888, a gain on the sale of a facility of $1,431, and the write-down of certain assets held for sale of $1,800. Loss from continuing operations before income taxes and minority interest in 2003 includes a loss on the sale of a division of a subsidiary of $401. Loss from continuing operations before income taxes and minority interest in 2004 includes income from the sale of three affiliates of $7,954.

(4)  No cash dividends on the Company's Common Stock have been declared or paid.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------------------------

Historical Results of Operations

     Summarized below are the historical net sales, operating income and operating margin (as defined below) for each of the Company's business groups for the fiscal years ended December 31, 2004, 2003, and 2002. Due to the divestiture of the net assets of the School Annual division of JII Promotions in September 2003 and the subsequent sale of certain assets of the Ad Specialty and Calendar product lines in January 2004, the operations of JII Promotions have been classified as discontinued operations in the Company's Consolidated Statement of Operations in all periods. JII Promotions was part of the Specialty Printing and Labeling segment. (See Note 5 to the financial statements.) Additionally, due to the anticipated sale of ED&C, a subsidiary of Kinetek, the results of ED&C have also been classified as discontinued operations in all periods presented. (See Note 5 to the financial statements.) This discussion should be read in conjunction with the historical consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report.


                                              Year ended December 31,
                                          ------------------------------
                                           2004       2003       2002
                                           ----       ----       ----
                                              (Dollars in thousands)

    Net Sales:
    Specialty Printing & Labeling         $51,085    $48,647    $52,299
    Jordan Specialty Plastics             147,665    125,974    115,305
    Jordan Auto Aftermarket               141,862    144,874    155,754
    Kinetek                               313,867    278,309    274,818
    Consumer and Industrial Products       68,800     69,127     68,975
                                         --------   --------    -------
       Total                             $723,279   $666,931    667,151
                                         ========   ========    =======

    Operating Income (1):
    Specialty Printing & Labeling          $1,689     $3,663     $3,966
    Jordan Specialty Plastics               9,832      5,482      7,501
    Jordan Auto Aftermarket                 3,783      7,266     17,488
    Kinetek                                34,153     30,048     38,347
    Consumer and Industrial Products        1,919      2,297      1,037
                                          -------    -------    -------
       Total                              $51,376    $48,756    $68,339
                                          =======    =======    =======

    Operating Margin (2):
    Specialty Printing & Labeling            3.3%       7.5%       7.6%
    Jordan Specialty Plastics                6.7%       4.4%       6.5%
    Jordan Auto Aftermarket                  2.7%       5.0%      11.2%
    Kinetek                                 10.9%      10.8%      14.0%
    Consumer and Industrial Products         2.8%       3.3%       1.5%
    Combined                                 7.1%       7.3%      10.2%

(1) Before corporate overhead of $(5,996), $5,959, and $21,358 for the years ended December 31, 2004, 2003, and 2002, respectively. Certain amounts in the prior year have been reclassified to conform with the current year presentation.

(2)      Operating margin is operating income divided by net sales.


Consolidated Operating Results.  (See Consolidated Statements of Operations).
-------------------------------

2004 Compared to 2003. Net sales increased $56.3 million, or 8.5%, to $723.3 million for 2004 from $666.9 million for 2003. The increase in sales was primarily due to strong growth for Kinetek and Jordan Specialty Plastics which grew 12.8% and 17.2%, respectively. These increases were partially offset by a 2.1% decline in the Jordan Auto Aftermarket segment. The improved economy helped both the Kinetek and Jordan Specialty Plastics segments, and much of the growth in these segments came from the introduction of new products and market share gains in several niche markets.

Operating income increased $14.6 million, or 34.1%, to $57.4 million for 2004 from $42.8 million for 2003. The increase in operating income was primarily due to increases at Kinetek and Jordan Specialty Plastics which grew 13.7% and 79.4%, respectively. In addition, operating income was positively impacted by income from the sales of three affiliates of $8.0 million. These increases were largely offset by decreases for the Jordan Auto Aftermarket and Specialty Printing and Labeling segments. Additionally, raw material inflation compressed product margins at Kinetek and Jordan Specialty Plastics. These segments were unable to pass through much of the increased commodity prices for copper, steel, wire, and resin throughout the year. Beginning in the second half of 2004, all companies began to pass along some of these costs with greater success. The Jordan Auto Aftermarket segment incurred several costs in 2004 associated with the introduction of a new product line, and production inefficiencies during peak demand for climate control products in the second and third quarters. Also, 2004 results included non recurring costs associated with the planned exit of certain low-margin Jordan Auto Aftermarket business. The decrease in operating income for the Specialty Printing and Labeling segment includes a non-cash pretax goodwill impairment charge of $3.7 million.

2003 Compared to 2002. Net sales for the year ended December 31, 2003 decreased $0.2 million, from 2002. This is primarily due to higher sales of membrane switches at Valmark, hardware and office products at Deflecto, plastic hospital supplies and bike reflectors at Sate-Lite, air conditioning compressors at Alma, driers and accumulators and air conditioning hose assemblies at Atco, controls at Kinetek, home accessories at Cape, retail sales at Welcome Home, and sales of data storage and disaster recovery services at GramTel. Partially offsetting these increases are lower sales of folding boxes at Seaboard, thermoplastic colorants and Tilt Bins at Sate-Lite, remanufactured torque converters at Dacco, drive trains at Alma, and motors at Kinetek. In addition, sales decreased due to the sale of ISMI in December 2002, and the shutdown of Online Environs in September 2002.

Operating income for the year ended December 31, 2003 decreased $4.2 million, or 8.9%, from 2002. This decrease was primarily due to the cumulative effect of several adjustments, primarily relating to prior years, at Deflecto. In addition, operating income declined due to increased development and marketing costs at Kinetek, and a goodwill impairment loss at Cho-Pat. Partially offsetting these decreases was higher operating income at Valmark due to headcount reductions and cost cutting measures, increased operating income at Sate-Lite due to sustained growth at its manufacturing facility in China, and higher operating income at Welcome Home due to lower occupancy expenses and lower discounting of products throughout the year.

Interest expense declined during 2004 primarily due to the treatment of the Company's Exchange Offer as a troubled debt restructuring pursuant to SFAS No.
15. In addition, certain of the Company's 2009 Debenture note holders entered into a Modification Agreement which provides for a reduction in their stated maturity value and their applicable interest rate. Interest expense declined during 2003 primarily due to the repurchase in 2002 of $119.0 million principal amount of the Company's 2009 Debentures (see Note 12 to the financial statements).

Income taxes - See Note 13 of to the financial statements.

Specialty Printing & Labeling. As of December 31, 2004, the Specialty Printing & Labeling group consisted of Valmark, Pamco, and Seaboard.

2004 Compared to 2003. Net sales increased $2.4 million, or 5.0%, to $51.1 million for 2004 from $48.6 million for 2003. Revenues for Valmark and Pamco product lines were up 14.6% and 8.3% respectively, while sales of the Seaboard folding box products declined 5% in 2004. Sales related to screen printed, rollstock, and membrane switch products were up well over last year partially driven by a new product for pest control and increased sales in the medical equipment market.

Operating income decreased $2.0 million, or 53.9%, to $1.7 million for 2004 from $3.7 million for 2003. The decrease in operating income is largely due to a non-cash pretax goodwill impairment charge of $3.7 million. Excluding this charge, operating income would have increased $1.7 million, or 46.5%, to $5.4 million. Cost savings generated by a management reorganization and reduction in employment at Valmark partially offset the goodwill impairment charge.

2003 Compared to 2002. Net sales for the year ended December 31, 2003 decreased $3.7 million, or 7.0%, from 2002. This decrease is primarily due to lower sales of screen printed products and rollstock at Valmark, $1.0 million, and $0.5 million, respectively, and lower sales of folding boxes at Seaboard, $2.5 million. Partially offsetting these decreases were higher sales of membrane switches at Valmark, $0.3 million.

Operating income for the year ended December 31, 2003 decreased $0.3 million, or 7.6%, from 2002. This decrease was primarily due to lower operating income at Pamco, $0.4 million, and Seaboard, $0.7 million. Partially offsetting these decreases was increased operating income increased at Valmark, $0.7 million, and lower corporate expenses, $0.1 million. The increased operating income at Valmark is the result of headcount reductions and strict cost cutting measures to bring the cost structure more in line with the lower sales volume.


Jordan Specialty Plastics. As of December 31, 2004 the Jordan Specialty Plastics group consisted of Sate-Lite, Beemak, and Deflecto.

2004 Compared to 2003. Net sales increased $21.7 million, or 17.2%, to $147.7 million for 2004 from $126.0 million for 2003. The increased sales were the result of a stronger economy, the introduction of several new products, market share gains, and selling price increases which only partially offset the dramatic increase in raw material costs in 2004. Revenues were up significantly at several of the superstore retailers and large distributors for both hardware and office products as a result of market share gains and the introduction of several new products. Chairmat sales increased significantly for 2004 with increased market shares at superstores, distributors, and wholesalers. Increased sales of bike related products and safety reflectors for commercial trucks also contributed to the overall sales growth. Partially offsetting the increased sales of office products were lower selling prices of private label office products as super stores continue migrating to private labeling strategies. In addition, 2003 net sales included $2.3 million of thermoplastic colorants which were not included in the 2004 results. The thermoplastic colorants product line was divested in September of 2003.

Operating income increased $4.4 million, or 79.4%, to $9.8 million for 2004 from $5.5 million for 2003. The increase in operating income is largely due to the increased sales volume and selling price increases in 2004 and non-recurring costs included in 2003 results. The selling price increases were more than offset by significant raw material price increases for steel, aluminum, and resin. Cost reduction initiatives continue to be pursued and several products have been successfully transitioned to lower cost manufacturing operations in China.

2003 Compared to 2002. Net sales for the year ended December 31, 2003 increased $10.7 million, or 9.3%, over 2002. This increase is primarily due to higher sales of hardware and office products at Deflecto, $12.6 million combined, and increased sales of plastic hospital supplies and bike reflectors at Sate-Lite, $1.6 million and $0.1 million, respectively. Partially offsetting these increases were lower sales of thermoplastic colorants and Tilt Bins at Sate-Lite, $1.5 million and $1.6 million, respectively, and decreased sales of injection-molded products at Beemak, $0.5 million. The decreased sales of thermoplastic colorants are primarily due to the divestiture of that division of Sate-Lite in September 2003.

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

Jordan Auto Aftermarket. As of December 31, 2004, the Jordan Auto Aftermarket group consisted of Dacco, Alma, and Atco.

2004 Compared to 2003. Net sales decreased $3.0 million, or 2.1%, to $141.9 million for 2004 from $144.9 million for 2003. The decrease was primarily the result of the continued reduction in the volume of transmission repairs due to improved original equipment quality and the implementation of new warranty policies of automotive manufacturers in 2003. This decrease was partially offset by the introduction of new torque converter products in the second half of 2004 as well as the opening of new DACCO retail distribution centers in targeted locations. Continued softness in the climate control market was offset by higher sales volumes of certain large customers in this segment. Sales of tubing assemblies and fittings for the truck market were up significantly for 2004 due to a stronger economy and many companies updating their fleets in advance of the new emissions standards set to become effective in 2007. Selling price increases on certain product lines in the third and fourth quarters of 2004 also partially offset the market softness in both the climate control and torque converter remanufacturing segments.

Operating income decreased $3.5 million, or 47.9%, to $3.8 million for 2004 from $7.3 million for 2003. The decline in operating income was primarily the result of several contributing factors including (i) operating inefficiencies resulting from peak demand in the second and third quarters for climate control products,
(ii) supply chain issues associated with new products introduced in 2004 that resulted in increased quality and freight costs, and (iii) production inefficiencies resulting from consigned parts shortages in the torque converter business, which also coincided with the peak of the climate control products season.

In addition, during 2004 severance costs were recorded related to a management reorganization associated with de-layering and changing certain management personnel. Also, 2004 results include non-recurring costs associated with the planned exit of certain low-margin business. The combined impact in 2004 of these non-recurring costs was $1.5 million.

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

Kinetek. As of December 31, 2004, the Kinetek group consisted of Imperial Group, Merkle-Korff, FIR, Motion Control, Advanced DC and De Sheng.

2004 Compared to 2003. Net sales increased $35.6 million, from $278.3 million in 2003 to $313.9 million in 2004, a gain of 12.8%. The increased sales were driven by the introduction of new products and net gains in market share, which contributed approximately $20.0 million, and improvements in Kinetek's principal markets in North America and Europe, which account for approximately $8.4 million in increased sales. The continued revaluation of the Euro against the dollar during 2004 caused a $4.5 million improvement in sales due to the favorable translation impact on Kinetek's European businesses. The acquisition of O Thompson contributed $4.3 million in sales since the acquisition date. The net impact of increases and decreases in selling prices is estimated to reduce sales from the prior year by approximately $1.6 million, reflecting the competitive global market for Kinetek's core products.

Sales in Kinetek's Motors segment increased from $201.7 million in 2003 to $230.4 million in 2004, a gain of $28.7 million, or 14.2%. Subfractional motor sales increased $3.7 million on the strength of an improved market for products used in consumer refrigeration appliances, the partial year impact of a new ice crusher product sold to a major appliance manufacturer, and numerous share gains in smaller product categories. These gains were partly offset by the loss of "value-added subassembly" ice crusher products sold to several key refrigeration customers, for whom Kinetek continues to supply the ice crusher motor. Sales of fractional and integral motors increased $25.0 million on significant gains in market share and the sale of new products used in commercial floor care, and recovery in the markets for material handling and golf car motor products. Kinetek's European markets remained difficult during 2004, with sales down 4.6% from 2003, due to general market conditions and the impact of net share losses. The European sales declines were more than offset by the aforementioned increase in sales due to favorable Euro translation. Sales of Kinetek's products in China have benefited from that country's overall market strength and from share gains in elevator motors as Kinetek expands its market presence geographically.

Sales in Kinetek's Controls segment increased $6.8 million, to $83.5 million in 2004, an increase of 8.9% from $76.7 million in the prior year. The increase in sales was led by the inclusion of the partial year sales of O Thompson, which contributed $4.3 million in sales. Sales of elevator controls and accessory products increased $2.5 million, led by higher sales of the "I" family of control products, the SmarTraq door operator system, and other non-controller products.

Operating income increased to $34.2 million in 2004, an increase of $4.1 million, or 13.7%, from $30.0 million in 2003. Gross profit increased to $101.6 million (32.4% of net sales), from the prior year level of $96.1 million, (34.5% of net sales). The increase in gross profit is mainly attributable to the increases in sales described above. The impact of higher sales is partly offset by the unfavorable impact of net reductions in selling prices resulting from global market competition (approximately $1.6 million) and higher prices for purchased components and services, particularly steel, copper, zinc, aluminum, and freight. Gross margin as a percentage of sales declined in 2004 due to the impacts of net selling price reductions, purchased cost inflation, and the introduction of certain new products and share gains at competitive margins which are lower than Kinetek's historical average. Selling, general, and administrative expenses increased from $56.3 million in 2003 to $58.7 million. Operating expenses increased modestly in line with the increases in sales, and from costs associated with the relocation of operations of the Grand Rapids, MI, Des Plaines, IL, and Oakwood Village, OH facilities. These increases were offset in part by a one-time charge of $1.0 million in 2003 for excess medical claims incurred by Kinetek's subsidiaries during 2001 and 2002.

2003 Compared to 2002. Net sales increased $3.5 million or 1.3% from $274.8 million in 2002 to $278.3 million in 2003. The sales variance is primarily due to the impact of the stronger Euro on translation of European sales ($6.9 million increase) and the net impact of market share gains and losses ($10.6 million increase) resulting from Kinetek's introduction of new products to the market. These gains were offset in part by the protracted sluggish economies in North America and Europe, which continued to depress revenues in most of the company's key market segments, for a revenue decline of $11.3 million. Pricing pressure throughout Kinetek's product lines resulted in a $2.7 million reduction in net sales.

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

Sales of Kinetek's Controls segment increased to $76.7 million in 2003, from $72.4 million in 2002, an increase of $4.3 million, or 5.9%. The increase is the result of recovery in the market for elevator control products and product line extensions in the elevator modernization market.

Operating income declined 21.6%, from $38.3 million in 2002 to $30.0 million in 2003. Gross profit decreased from $99.1 million in 2002 (36.1% of sales) to $96.1 million in 2003 (34.5% of sales). The decrease in gross profit is primarily due to the aforementioned price reduction and shifts in the mix of sales among Kinetek's product lines, some of which result from the high level of new product introductions. Selling, general, and administrative expenses increased to $56.3 million in 2003 from $50.9 million in 2002. The increase is driven by increases in corporate overhead costs allocated to Kinetek, a one-time charge of $1.0 million in 2003 for excess medical insurance claims incurred by Kinetek's subsidiaries during 2001 and 2002, and increased development and marketing costs for Kinetek's next-generation elevator control in anticipation of broad market introduction in 2004.

Consumer and Industrial Products. As of December 31, 2004, the Consumer and Industrial Products group consisted of Welcome Home LLC and its two divisions, Cape Craftsmen and Welcome Home, and Cho-Pat and GramTel.

2004 Compared to 2003. Net sales decreased $0.3 million, or 0.5%, to $68.8 million for 2004 from $69.1 million for 2003. Sales for Welcome Home decreased 2.0% in 2004 while third party sales for Cape Craftsmen were consistent with prior year. Comparable store sales at Welcome Home decreased 4.1% in 2004. The decline in comparable Welcome Home store sales was primarily the result of a difficult retail environment in Welcome Home's category in outlet malls. Welcome Home closed four underperforming stores and opened eight new stores in 2004. Cho-Pat sales of orthopedic supports grew 28.1% in 2004.

Operating income decreased $0.4 million, or 16.5%, to $1.9 million for 2004 from $2.3 million for 2003. Merchandise margins decreased at Welcome Home largely due to promotional discounts used to increase the turnover of slower moving inventory. The decrease in operating income at Welcome Home was partially offset by the non-cash Cho-Pat goodwill impairment charge of $0.7 million recorded in 2003.

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

Operating income for the year ended December 31, 2003 increased $1.3 million, or 121.5%, over 2002. This increase is primarily due to higher operating income at Welcome Home, $0.7 million, and GramTel, $0.6 million. In addition, operating income increased due to the divestiture of ISMI and the shutdown of Online

Environs which generated operating losses in 2002 of $0.4 million and $0.7 million, respectively. Partially offsetting these increases was lower operating income at Cape, $0.3 million, and Cho-Pat, $0.8 million. The increased operating income at Welcome Home is due to increased comparative store sales, lower occupancy expenses due to Welcome Home closing unprofitable stores and lower discounting of its products during the year. The lower operating income at Cho-Pat was primarily due to a goodwill impairment charge of $0.7 million.

Liquidity and Capital Resources

The Company had approximately $98.9 million of working capital at the end of 2004 compared to approximately $103.6 million at the end of 2003.

The Company has acquired businesses through leveraged buyouts, and, as a result, has significant debt in relation to total capitalization. See "Item 1 - Business." Most of this acquisition debt was initially financed through the issuance of bonds, which were subsequently refinanced in 1997. See Note 12 to the Consolidated Financial Statements.

Management expects modest growth in net sales and operating income in 2005. Capital spending levels in 2005 are anticipated to be consistent with 2004 levels and, along with working capital requirements, will be financed internally from operating cash flow. Operating margins and operating cash flow are expected to be favorably impacted by ongoing cost reduction programs, improved efficiencies and sales growth. Management believes that the Company's cash on hand and anticipated funds from operations will be sufficient to cover its working capital, capital expenditures, debt service requirements and other fixed charge obligations for at least the next 12 months.

The Company is, and expects to continue to be, in compliance with the provisions of its Indentures.

None of the subsidiaries require significant amounts of capital spending to sustain their current operations or to achieve projected growth.

Net cash used in operating activities for the year ended December 31, 2004 was $13.4 million compared to $12.1 million used in operating activities in 2003. This is primarily due to unfavorable working capital variances partially offset by favorable operating results compared to 2003.

Net cash provided by investing activities for the year ended December 31, 2004 was $26.1 million compared to $2.7 million provided by investing activities in 2003. This increase in cash provided by investing activities is primarily due to the divestiture of the Ad Specialty and Calendar divisions of JII Promotions in the first quarter of 2004, the sale of three affiliates in the second quarter of 2004 and decreased capital expenditures in 2004 compared to 2003. Partially offsetting these increases is net proceeds from the sale of the School Annual division of JII Promotions in September 2003.

Net cash used in financing activities for the year ended December 31, 2004 is $15.7 million compared to $0.9 million used in financing activities in 2003. This increase in cash used in financing activities is primarily due to increased net payments on revolving credit facilities, higher payment of financing fees resulting from the Exchange Offer and increased payment of long-term debt. Partially offsetting these increases is increased proceeds from other borrowings related to one of Kinetek's foreign subsidiaries.

The Company and its subsidiaries are party to two credit agreements under which the Company is able to borrow up to $95.0 million, based on the value of certain assets, to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature in 2005 and 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of December 31, 2004, the Company had approximately $32.6 million of available funds under these arrangements. (See
Note 12 to the consolidated financial statements.)

In conjunction with the Exchange Offer completed by the Company in February 2004 (see discussion below), one of the Company's revolving credit facilities was amended to reduce, over time, the maximum loan commitment under the facility. As of December 31, 2004, the maximum loan commitment under the facility was $75.0 million. As of June 1, 2005, that commitment will be reduced to $55.0 million and again to $45.0 million as of March 1, 2006 and through the remaining life of the agreement. At this time, the Company does not expect the decrease in available funds in the current year to have a material impact on its operations.

Kinetek's credit agreement expires December 18, 2005. Kinetek intends to replace the credit facility in 2005. Management is confident such refinancing can be obtained under favorable terms to Kinetek, however, such terms will be subject to market conditions which may change significantly.

The Company may, from time to time, use cash, including borrowings under its credit agreements, to purchase either its 11 3/4% Senior Subordinated Discount Debentures due 2009, its 10 3/8% Senior Notes due 2007, or its 13% Exchange Notes due 2007, or any combination thereof, through open market purchases, privately negotiated purchases or exchanges, tender offers, redemptions or otherwise. Additionally, the Company may, from time to time, pursue various refinancing or financial restructurings, including pursuant to current solicitations and waivers involving those securities, in each case, without public announcement or prior notice to the holders thereof, and if initiated or commenced, such purchases or offers to purchase may be discontinued at any time.

As discussed above, one of the Company's revolving credit facilities contains a provision for the step-down in maximum borrowing capacity during 2005. As of June 1, 2005 the Company's maximum borrowings under this agreement will decrease from $75.0 million to $55.0 million. This, coupled with the facts that the Company has experienced operating losses in recent years and has used cash in operating activities, has caused the Company's executive management to evaluate various options to improve the Company's liquidity. To this end, the Company has restructured some of its outstanding debt through the Exchange Offer discussed below and in Note 12 to the financial statements and the Modification and Waiver Agreements also discussed below and in Note 12 to the financial statements. The effect of these transactions has been to reduce cash paid for interest in the current year as well as to provide for further reductions in debt maturity payments if certain financial performance is not achieved. In addition, the Company expects improved operating performance in all segments over the prior year. Specifically, new product development and the continued shift of manufacturing to China in the Specialty Plastics and Kinetek groups are expected to improve results. In addition, the exit of a certain unprofitable business with a specific customer and plans to improve production efficiencies within the Auto Aftermarket Group will increase operating margins. Further, the Company has evaluated its holdings of investments in affiliates (See Note 8) and, when appropriate, will sell certain investments, similar to the sale of the Company's investments in DMS Holdings Inc, Mabis Healthcare Holdings Inc. and Flavor and Fragrance Holdings Inc. as described in Note 15 to the financial statements. The Company believes that through its efforts discussed above, the Company will have sufficient liquidity to meet its obligations in the coming year.

On February 18, 2004, the Company completed an Exchange Offer, whereby it exchanged $173.3 million of new Senior Notes (the "Exchange Notes") for $104.8 million of 2007 Seniors and $142.8 million of New 2007 Seniors (collectively, "Old Senior Notes"). The Exchange Notes were co-issued by JII Holdings LLC, a wholly owned subsidiary of the Company, and its wholly owned subsidiary, JII Holdings Finance Corporation. The Exchange Notes bear interest at 13% per annum which is payable semi annually on February 1 and August 1 of each year, and mature on April 1, 2007. The notes that were exchanged bore interest at 10 3/8% per annum and paid interest semi annually on February 1 and August 1. The remaining Old Senior Notes mature on August 1, 2007.

The Exchange Offer has been accounted for as a troubled debt restructuring in conformity with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS No. 15). SFAS No. 15 requires that, when there is a modification of terms such as this, if the total debt service of the new debt is less than the carrying amount on the balance sheet of the old debt, the carrying amount should be reduced to the total debt service amount. This reduction resulted in a gain of $2.0 million, which was required by SFAS No. 15 to be offset by fees incurred on the transaction. Fees of $7.5 million which were in excess of the gain, were recorded as interest expense during 2004. The remaining reduction in the principal of the Exchange Notes compared to the Old Senior Notes will be recognized over the period to maturity of the Exchange Notes as a reduction of interest expense. During 2004, the reduction in interest expense attributable to this treatment was $19.6 million.

On January 31, 2004, the Company and holders of $89.9 million of the Company's 2009 Debentures and $0.2 million of the Company's Discount Debentures (collectively, the "Waived Debentures") entered into a Waiver Agreement which provides that the participating note holders waive any rights to claim an event of default if the Company does not make the scheduled interest payments as required in the applicable indenture. The Company may pay interest on these Waived Debentures only if such payment complies with the restricted payments covenant in the indenture governing the Exchange Notes. Should the Company be prohibited from or elect not to make interest payments on these notes, the interest will continue to accrue on the Waived Debentures at the original rate of 11 3/4% per year and will be due and payable to the holders at the maturity date of the notes. Pursuant to the Waiver Agreement, the maturity date of the participating notes is the earlier of (1) the date on which all of the outstanding principal and interest on the Exchange Notes and the 2009 and Discount Debentures not participating in the Waiver Agreement have been paid in full, (2) the date six months after the original maturity of the participating notes, or (3) the date on which the Company enters into a bankruptcy proceeding.

On February 18, 2004, certain of the Company's 2009 Debenture note holders entered into a Modification Agreement which provides for a reduction in their stated maturity value and a reduction of their applicable interest rate. The aggregate maturity value of the notes held by the parties to the Modification Agreement is $23.0 million which has been reduced to $6.9 million. The interest rate on these notes has been reduced to a stated rate of 1.61% from 11 3/4%. On

April 1, 2004 certain holders of an additional $1.7 million of the Company's 2009 Debentures elected to participate in the Modification Agreement. The maturity value of these notes has been reduced to $0.5 million. The holders of these modified notes retain the right to collect the original maturity value and interest thereon at the original interest rate if the Company meets certain financial tests and ratios. Under the Modification Agreement, these notes mature on the earlier of (1) the date that all other 2009 Debenture note holders have been paid in full, (2) the date that is six months after the original maturity date, or (3) the date on which the Company enters into a bankruptcy proceeding.

The Company has determined that this modification will be accounted for as a troubled debt restructuring as required by SFAS No. 15. The effect of this accounting treatment will not reduce the carrying value of the modified notes; however, the interest expense associated with the modified notes will be calculated using the modified stated interest rate of 1.61% annum and the reduced maturity amount.

The remaining 2009 and Discount Debentures that are not party to the Modification Agreement will continue to accrue interest at 11 3/4% and represent $70.2 million of the total outstanding principal amount of $94.9 million.

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

Impact of Inflation

The Company purchases certain raw materials for use in the manufacture of its products, including steel, aluminum, copper, and resin which are generally available from multiple sources with adequate supply. While certain commodities have experienced greater pricing volatility in the past year, the Company has used a number of programs to address this risk such as entering into longer term purchase contracts with suppliers of certain commodities and implementing selling price adjustments over time. The Company believes it is not significantly dependent on a limited number of suppliers and that practices are in place to ensure an adequate supply of raw materials in the future.

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

     Goodwill

In accordance with SFAS No. 142, we discontinued recording goodwill amortization effective January 1, 2002. SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. The first step is to identify when goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit does not exceed its carrying value, the second step of the goodwill test should be performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss should be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. If there is a decrease in product demand, market conditions or any condition that changes the assumptions used to measure fair value it could result in requiring a material impairment charge in the future.

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

Contractual Obligations

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2004 (in thousands):


                                            Payments by Period
                   --------------------------------------------------------------------------

                                    Less than 1        1-3             4-5         After 5
                       Total           year           years           years         years
                   -------------- -------------- --------------- -------------- -------------

Long-term debt        $659,581        $25,810        $535,499        $96,851        $1,421
Interest               187,844         67,090         109,380         10,890           484
Capital leases           8,802          2,064           3,115          3,261           362
Operating leases        66,341         14,880          21,552         14,458        15,451
                   -------------- -------------- --------------- -------------- -------------
Total                 $922,568       $109,844        $669,546       $125,460       $17,718
                   -------------- -------------- --------------- -------------- -------------

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
         -----------------------------------------------------------

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 2004, the Company had $46.0 million of variable rate debt outstanding. A one percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.5 million. The Company does not believe that its market risk financial instruments on December 31, 2004 would have a material effect on future operations or cash flows.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                                                                      Page No.
                                                                      --------
Report of Independent Registered Public Accounting Firm ............     36

Consolidated Balance Sheets as of December 31, 2004
and 2003............................................................     37

Consolidated Statements of Operations for the years ended
December 31, 2004, 2003, and 2002...................................     38

Consolidated Statements of Changes in Shareholder's Equity
(Net Capital Deficiency) for the years ended December 31,
2004, 2003 and 2002.................................................     39

Consolidated Statements of Cash Flows for the years ended
December 31, 2004, 2003, and 2002...................................     40

Notes to Consolidated Financial Statements..........................     42

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

The Board of Directors and Shareholders
Jordan Industries, Inc.

We have audited the accompanying consolidated balance sheets of Jordan Industries, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholder's equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jordan Industries, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

In 2002, as discussed in Note 3, the Company changed its method of accounting for goodwill to conform with Financial Accounting Standards Board Statement No. 142.


     /s/ ERNST & YOUNG LLP
     -------------------------

Chicago, Illinois
March 18, 2005


                             JORDAN INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                               December 31,
                                                           ---------------------
                                                                     Restated
                                                           2004        2003
                                                           ----        ----
                                                                     See Note 5)
                                                                     -----------

ASSETS
------
 Current assets:
   Cash and cash equivalents                               $15,412      $15,517
   Accounts receivable, net of allowance of
   $7,233 and $7,312 in 2004 and 2003, respectively        109,554       97,471
   Inventories                                             130,033      121,287
   Assets of discontinued operations                         3,432       21,648
   Income tax receivable                                     3,631        5,637
   Prepaid expenses and other current assets                12,363       18,605
                                                           -------      -------
      Total current assets                                 274,425      280,165

 Property, plant and equipment, net                         85,036       89,619
 Investments in and advances to affiliates                  40,882       48,826
 Goodwill, net                                             245,309      247,900
 Other assets                                               16,754       24,122
                                                          --------     --------
   Total Assets                                           $662,406     $690,632
                                                          ========     ========

LIABILITIES AND SHAREHOLDER'S EQUITY (NET CAPITAL DEFICIENCY)
-------------------------------------------------------------

 Current liabilities:
   Accounts payable                                        $62,796      $53,080
   Accrued liabilities                                      81,451       81,779
   Liabilities of discontinued operations                      698        8,427
   Current portion of long-term debt                        27,874       20,087
                                                           -------      -------
       Total current liabilities                           172,819      163,373

 Long-term debt                                            689,399      728,124
 Other non-current liabilities                              25,167       14,587
 Deferred income taxes                                      14,255        8,904
 Minority interest                                           1,003          472
 Preferred stock of a subsidiary                             2,744        2,535

 Shareholder's equity (net capital deficiency):
 Common stock $.01 par value: authorized - 100,000
   shares; issued and outstanding - 98,501 shares                1            1
 Additional paid-in capital                                  2,116        2,116
 Accumulated other comprehensive loss                        3,685       (1,012)
 Accumulated deficit                                       (248,783)   (228,468)
                                                           --------    ---------
 Total shareholder's equity (net capital
  deficiency)                                              (242,981    (227,363)
                                                           --------    ---------
   Total Liabilities and Shareholder's Equity (Net
   Capital Deficiency)                                     $662,406    $690,632
                                                           ========    ========

                          See accompanying notes.



                             JORDAN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                        Year ended December 31,
                                                        -----------------------
                                                                 Restated     Restated
                                                    2004           2003         2002
                                                    ----           ----         ----
                                                               (See Note 5)  (See Note 5)

Net sales                                         $723,279      $666,931       $667,151
Cost of sales, excluding depreciation              500,180       448,423        429,648
Selling, general, and administrative
 expense, excluding depreciation                   153,399       153,871        157,899
Depreciation                                        16,082        20,228         21,632
Amortization                                           158           497          1,694
Impairment loss                                      3,676           696              -
Income from sale of affiliates                      (7,954)           -               -
Management fees and other                              366           419          9,297
                                                   ---------     --------      --------
   Operating income                                 57,372        42,797         46,981

Other (income) and expenses:
  Interest expense                                  66,048        83,215         89,332
  Interest income                                   (2,267)       (1,352)        (1,248)
  Gain on extinguishment of long-term debt               -             -        (88,882)
  Gain on deconsolidation of liquidated
    subsidiary                                           -             -         (1,888)
  Loss on sale of subsidiaries                           -           401            518
  Other, net                                        (1,508)       (4,371)        (4,241)
                                                   ---------     --------      ---------
                                                    62,273        77,893         (6,409)
                                                   ---------     --------      ---------
(Loss) income from continuing operations before
 income taxes, minority interest and
 cumulative effect of change in accounting
 principle                                          (4,901)      (35,096)        53,390
Provision for income taxes                           2,973         8,436         29,935
                                                   ---------     --------      ---------
(Loss) income from continuing operations before
 minority interest and cumulative effect of
 change in accounting principle                     (7,874)      (43,532)        23,455
Minority interest                                      532           193            274
                                                   ---------     --------      ---------
(Loss) income from continuing operations before
 cumulative effect of change in accounting
 principle                                          (8,406)      (43,725)        23,181
Discontinued Operations:
  Loss from operations, net of tax(See Note 5)     (10,529)         (942)        (2,285)
  (Loss) gain on sale of operations,
   net of tax (See Note 5)                          (1,171)        8,190              -
                                                   ---------     --------      ---------
                                                   (11,700)        7,248         (2,285)
                                                   ---------     --------      ---------
Cumulative effect of change in accounting
  principle, net of tax                                  -             -        (87,065)
                                                  ----------    ---------     ----------
    Net loss                                      $(20,106)     $(36,477)     $ (66,169)
                                                  ==========    =========     ==========


                             See accompanying notes.


                                                     JORDAN INDUSTRIES, INC.
                                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                                    (NET CAPITAL DEFICIENCY)
                                                     (dollars in thousands)


                                          Common Stock
                                       -------------------
                                                                                Accumulated
                                       Number                   Additional         Other
                                         of                      Paid-in       Comprehensive       Accumulated
                                       Shares       Amount       Capital       Income (Loss)         Deficit            Total
                                       ------       ------      ----------     -------------       -----------          ----

Balance at December 31, 2001           98,501      $    1        $ 2,116         $ (15,249)          $(125,924)      $(139,056)
Non-cash dividends on
preferred stock of subsidiary               -           -              -                 -                (178)           (178)
Gain on sale of subsidiary to
an affiliate                                -           -              -                 -                 473             473
Comprehensive income(loss):
  Translation                               -           -              -             6,107                   -           6,107
  Minimum pension liability
  adjustment                                -           -              -            (2,735)                  -          (2,735)
  Net loss (1)                              -           -              -                 -             (66,169)        (66,169)
                                                                                                                     ----------
Total comprehensive loss (1)                                                                                           (62,797)
                                       ------      -------      ---------        ----------          ----------      ----------
Balance at December 31, 2002 (1)       98,501      $    1        $ 2,116         $ (11,877)          $(191,798)      $(201,558)
Non-cash dividends on
preferred stock of subsidiary               -           -              -                 -                (193)           (193)
Comprehensive income(loss):
  Translation                               -           -              -            10,437                   -          10,437
  Minimum pension liability
  adjustment                                -           -              -               428                   -             428
  Net loss (1)                              -           -              -                 -             (36,477)        (36,477)
                                                                                                                     ----------
Total comprehensive loss (1)                                                                                           (25,612)
                                       ------      -------      ---------        ----------          ----------      ----------
Balance at December 31, 2003 (1)       98,501           1          2,116            (1,012)           (228,468)       (227,363)
Non-cash dividends on
preferred stock of subsidiary               -           -              -                 -                (209)           (209)
Comprehensive income(loss):
  Translation                               -           -              -             5,463                   -           5,463
  Minimum pension liability
  adjustment                                -           -              -              (766)                  -            (766)
  Net loss                                  -           -              -                 -             (20,106)        (20,106)
                                                                                                                     ----------
Total comprehensive loss                                                                                               (15,409)
                                       ======      ======       ========         =========           ==========      ==========
Balance at December 31, 2004           98,501      $    1       $  2,116         $   3,685           $(248,783)      $(242,981)
                                       ======      ======       ========         =========           ==========      ==========


                           (1) Restated pursuant to Note 5 of the Consolidated Financial Statements.


                                                     See accompanying notes.


                                          JORDAN INDUSTRIES, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (dollars in thousands)

                                                                     Year ended December 31,
                                                                     -----------------------
                                                                            Restated           Restated
                                                           2004               2003               2002
                                                           ----               ----               ----
                                                                          (See Note 5)       (See Note 5)
Cash flows from operating activities:
  Net loss                                              $(20,106)           $(36,477)          $(66,169)
Adjustments to reconcile net loss to net
 cash (used in) provided by operating
 activities:
  Cumulative effect of accounting change                       -                   -             87,065
  Gain on early extinguishment
   of debt, net of tax                                         -                   -            (52,518)
  Loss (gain) on sale of discontinued
   operation (See Note 5)                                  1,171              (8,190)                 -
  Gain on deconsolidation of liquidated
   subsidiary                                                  -                   -             (1,888)
  Income from sale of affiliates                          (7,954)                  -                  -
  Write-down of assets held for sale                           -                   -              1,800
  Loss on sale of subsidiaries                                 -                 401                518
  Gain on disposal of fixed assets                          (231)             (3,711)            (1,238)
  Impairment loss                                          3,676                 696                  -
  Amortization of deferred financing
   costs                                                   8,358               6,196              6,193
  Depreciation and amortization                           16,240              20,725             23,326
  Deferred income taxes                                    5,351               5,881             11,123
  Minority interest                                          532                 193                274
  Non-cash interest expense                                  351                  26              6,145
Changes in operating assets and
 liabilities (net of acquisitions and
 dispositions):
  Accounts receivable                                    (16,369)             (3,219)             2,513
  Inventories                                             (7,081)               (507)            (2,636)
  Prepaid expenses and other current
   Assets                                                 (3,089)             (1,197)            25,239
  Non-current assets                                          13              (4,668)            (2,803)
  Accounts payable and accrued
   Liabilities                                            (1,744)              9,390            (12,148)
  Non-current liabilities                                 (1,539)                531              3,433
  Net assets of discontinued operations                    9,963               1,707             (2,410)
  Other                                                     (952)                111             (4,723)
                                                        ---------           ---------          ---------
Net cash (used in) provided by operating
 Activities                                              (13,410)            (12,112)            21,096

Cash flows from investing activities:
Proceeds from sale of fixed assets                         1,107               3,845              3,242
Capital expenditures                                      (8,014)            (10,515)           (13,106)
Acquisitions of subsidiaries                                (372)                  -             (9,503)
Additional purchase price payments                             -                (750)            (1,002)
Cash acquired in purchase of
 subsidiaries                                                  -                   -                788
Net proceeds from sale of subsidiaries                         -                 678                  -
Net proceeds from sales of discontinued
 operations (See Note 5)                                   6,155               9,400                  -
Net proceeds from sales of affiliates                     27,207                   -                  -
                                                        ---------           ---------          ---------
Net cash provided by (used in)
 investing activities                                    $26,083              $2,658           $(19,581)

                                      (Continued on following page.)



                                          JORDAN INDUSTRIES, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (dollars in thousands)
                                                (continued)

                                                                      Year ended December 31,
                                                                2004           2003           2002
                                                                ----           ----           ----

Cash flows from financing activities:
Proceeds of debt issuance - Kinetek                                 -              -        $ 20,456
Repurchase of 2009 Debentures                                       -              -         (31,360)
(Payments on) proceeds from  revolving
 credit facilities, net                                        (3,042)        11,802           6,833
Payment of deferred financing costs                            (3,942)          (150)         (1,891)
Payment of long-term debt                                     (17,327)       (15,441)         (8,134)
Proceeds from other borrowings                                  8,583          2,849           3,472
                                                             ---------      ---------       ---------
Net cash used in financing activities                         (15,728)          (940)        (10,624)
Effect of exchange rate changes on
 Cash                                                           2,950          6,194           3,261
                                                             ---------      ---------       ---------
Net decrease in cash and
 cash equivalents                                                (105)        (4,200)         (5,848)
Cash and cash equivalents at beginning
 of year                                                       15,517         19,717          25,565
                                                             ---------      ---------       ---------
Cash and cash equivalents at end of
 Year                                                        $ 15,412       $ 15,517        $ 19,717
                                                             =========      =========       =========

Supplemental disclosures of cash flow
 information:
   Cash paid during the year for:
        Interest                                             $ 63,296       $ 75,831        $ 70,249
        Income taxes, net                                    $  2,328       $  5,883        $  3,614
   Non-cash investing activities:
        Capital leases                                       $  1,404       $    881        $    845



                                  See accompanying notes.











                             JORDAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

Note 1 - Organization
---------------------

The Company's business is divided into five groups. The Specialty Printing and Labeling group consists of Valmark Industries, Inc. ("Valmark"), Pamco Printed Tape and Label Co., Inc. ("Pamco") and Seaboard Folding Box, Inc. ("Seaboard"). The Jordan Specialty Plastics group consists of Beemak Plastics, Inc. ("Beemak"), Sate-Lite Manufacturing Company ("Sate-Lite"), and Deflecto Corporation ("Deflecto"). The Jordan Auto Aftermarket group consists of Dacco Incorporated ("Dacco"), Alma Products Company ("Alma") and Atco Products ("Atco"). The Kinetek group consists of The Imperial Electric Company ("Imperial") and its subsidiary, Gear Research, Inc. ("Gear"), Merkle-Korff Industries, Inc. ("Merkle-Korff"), FIR Group Companies ("FIR"), Motion Control Engineering ("Motion Control"), Advanced D.C. Motors ("Advanced DC") and Kinetek De Sheng Electric Motor Co., Ltd. ("De Sheng"). The remaining businesses comprise the Company's Consumer and Industrial Products group. This group consists of Welcome Home LLC and its two divisions Cape Craftsmen, Inc. ("Cape") and Welcome Home, Inc. ("Welcome Home"), Cho-Pat, Inc. ("Cho-Pat"), and GramTel Communications, Inc. ("GramTel"). All of the foregoing corporations are collectively referred to herein as the "Subsidiaries", and individually as a "Subsidiary."

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

         Accounts Receivable and Allowance for Doubtful Accounts
         -------------------------------------------------------

The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. Allowances for doubtful accounts are estimated at the individual operating companies based on estimates of losses on customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Uncollectible receivables are charged against the allowance for doubtful accounts when approved by operating company management after all collection efforts have been exhausted.

         Inventories
         -----------

Inventories are stated at lower of cost or market. Inventories are primarily valued at either average or first-in, first-out (FIFO) cost.

         Goodwill and Other Long-Lived Assets
         ------------------------------------

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

         Property, Plant and Equipment
         -----------------------------

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

The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

         Machinery and equipment              3-10 years
         Buildings and improvements           5-35 years
         Furniture and fixtures               3-10 years

         Income taxes
         ------------
Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. The Company has not provided for U.S. Federal and State income taxes on undistributed earnings of foreign subsidiaries ($20,660 at December 31, 2004) to the extent the undistributed earnings are considered to be permanently reinvested.

         Deferred Financing Fees
         -----------------------

Deferred financing costs amounting to $13,017 and $19,441 net of accumulated amortization of $53,814, and $39,885 at December 31, 2004 and 2003, respectively, are amortized using the straight-line method, over the terms of the loans or, if shorter, the period such loans are expected to be outstanding. Deferred financing costs are included in "other assets" on the balance sheet.

         Revenue recognition
         -------------------

The Company's revenue is derived primarily from product sales. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable, and collectibility is reasonably assured.

         Shipping and Handling Costs
         ---------------------------

Shipping and handling costs are classified in cost of sales in the statement of operations. Certain prior year amounts have been reclassified from revenue to cost of sales to conform to the current year presentation.

         Derivative Financial Instruments
         --------------------------------

The Company recognizes derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative financial instrument depends on whether it has been designated as and whether it qualifies as part of an effective hedging relationship and, further, on the type of hedging relationship. The fair value of derivative financial instruments was not significant as of December 31, 2004 and 2003.

         Use of estimates
         ----------------

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

At December 31, 2004 and 2003 the Company had approximately $21,942 and $18,468, respectively, of investments in Russia and Austria related to unsecured advances made to two affiliates (see Note 8). The Company will continue to monitor the underlying economics of doing business in this region, but currently believes that such amounts are fully recoverable.

         Foreign currency translation
         ----------------------------

The functional currencies of the Company's foreign operations are the local currencies. Accordingly, assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect at the balance sheet date while income and expenses are translated at the weighted-average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are classified as a separate component of shareholder's equity. The accumulated balance in other comprehensive income pertaining to foreign currency translation was $7,339 and $1,876 as of December 31, 2004 and 2003, respectively.

         Reclassifications
         -----------------

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

         Fair Value of Financial Instruments
         -----------------------------------

The Company's financial instruments include cash and cash equivalents, accounts receivable, investments in and advances to affiliates and long-term debt. The carrying values of such financial instruments approximate their estimated fair value, except for long-term debt for which the fair value is disclosed in footnote 12.

         New Accounting Pronouncements
         -----------------------------

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51." This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Company is required to apply FIN 46 by March 31, 2005, for entities which were created before February 1, 2003. The adoption of FIN 46 was immediate for variable interest entities created after January 31, 2003. The Company has not created any significant variable interest entities since January 31, 2003. The Company is evaluating its interests in entities created before February 1, 2003 to determine if FIN 46 applies.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, "Inventory Costs - An Amendment of Accounting Research Bulletin No. 43, Chapter 4". SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included as overhead. SFAS 151 also requires that the allocation of fixed production overhead to conversion costs be based on normal capacity of the production facilities. SFAS 151 must be applied prospectively beginning January 1, 2006. The Company is still determining the impact of SFAS No. 151.

Note 3 - Goodwill
-----------------

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and completed the transitional impairment review of its reporting units during the second quarter of 2002, resulting in a non-cash pretax charge of $108,595 ($87,065 after-tax). This charge was recorded as a cumulative effect of a change in accounting principle effective January 1, 2002. The impairment charge recorded related to JII Promotions, Valmark, and Pamco in the Specialty Printing and Labeling group, Sate-Lite and Beemak in the Jordan Specialty Plastics group, Alma in the Jordan Auto Aftermarket group, FIR and the L'Europa product line in the Kinetek group and Online Environs in the Consumer and Industrial Products group. During the fourth quarter of 2002, the Company performed its annual impairment review which resulted in no impairment.

The Company determines the fair value of each reporting unit using a discounted cash flow approach taking into consideration projections based on the individual characteristics of the reporting units, historical trends and market multiples for comparable businesses. The Company is required to complete impairment reviews of its subsidiaries on at least an annual basis. In the fourth quarter of 2004, the annual impairment review resulted in a non-cash pre-tax charge of $3,676 related to Seaboard, which is part of the Specialty Printing and Labeling group. In the fourth quarter of 2003, the annual impairment review resulted in a non-cash pre-tax charge of $696 related to Cho-Pat, which is part of the Consumer and Industrial Products group. These charges are included in "impairment loss" in the Company's statement of operations.




The changes in the carrying amount of goodwill by operating segment for the year ended December 31, 2004 were as follows:

                                Specialty         Jordan                                        Consumer &
                                 Printing       Specialty       Jordan Auto                     Industrial
                                & Labeling       Plastics       Aftermarket       Kinetek        Products        Consolidated
                                ----------      ---------       -----------       -------       -----------      ------------
Balance as of
January 1, 2003                   $11,424         $35,233         $20,862        $176,808          $1,024          $245,351

Additional Purchase Price
Payments and Adjustments
                                       12             460               -              63               -               535
Impairment loss                         -               -               -               -            (696)             (696)

Currency translation
 impact                                 -           1,481               -           1,229               -             2,710
                                  --------        --------        --------       ---------         -------         ---------

Balance at
December 31, 2003                  11,436          37,174          20,862         178,100             328           247,900

Adjustments                             -            (700)              -               -               -              (700)

Impairment loss                    (3,676)              -               -               -               -            (3,676)

Currency translation
 impact                                 -           1,005               -             780               -             1,785
                                  --------        --------        --------       ---------         -------         ---------

Balance at
December 31, 2004                 $ 7,760         $37,479         $20,862        $178,880          $  328          $245,309
                                  ========        ========        ========       =========         =======         =========

Note 4 -Investments in JAAI, JSP, and M&G Holdings
--------------------------------------------------

JAAI

During 1999, the Company completed the recapitalization of Jordan Auto Aftermarket, Inc. ("JAAI"). As a result of the recapitalization, certain of the Company's affiliates and JAAI management own substantially all of the JAAI common stock and the Company's investment in JAAI was represented solely by the Cumulative Preferred Stock of JAAI. The JAAI Cumulative Preferred Stock controlled over 97.5% of the combined voting power of JAAI capital stock outstanding and accreted at plus or minus 97.5% of the cumulative JAAI net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the fifth anniversary of issuance (unless redemption is prohibited by a JAAI or Company debt covenant).

In December 2004, the Company participated in another recapitalization of JAAI. As part of this recapitalization, the JAAI Cumulative Preferred Stock discussed above was exchanged for 386,100 shares of Class A Common Stock. The initial liquidation value of each Class A common share was $212.38. In addition, each

Class A share is entitled to a 6.0% cumulative preferred return. Thereafter, each Class A share participates on an equal basis with each Class B share. The Class A shares hold 100% of the voting rights. In addition, 99,000 of pre-recapitalization common shares were exchanged for 9,900 shares of Class B Common Stock. The Class B common shares carry no voting rights.

The Company continues to consolidate JAAI and its subsidiaries, for financial reporting purposes, as subsidiaries of the Company.

JSP
---

During 1998, the Company recapitalized Jordan Specialty Plastics, Inc. ("JSP"). As a result of the recapitalization, certain of the Company's affiliates and JSP management own substantially all of the JSP common stock and the Company's investment in JSP was represented solely by the Cumulative Preferred Stock of JSP. The JSP Cumulative Preferred Stock controlled over 97.5% of the combined voting power of JSP capital stock outstanding and accreted at plus or minus 97.5% of the cumulative JSP net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the fifth anniversary of issuance (unless redemption is prohibited by a JSP or Company debt covenant).

In December 2004, the Company participated in another recapitalization of JSP. As part of this recapitalization, the JSP Cumulative Preferred Stock discussed above and $33,089 of intercompany debt was exchanged for 388,050 shares of Class A Common Stock. The initial liquidation value of each Class A common share was $85.81. In addition, each Class A share is entitled to a 6.0% cumulative preferred return. Thereafter, each Class A share participates on an equal basis with each Class B share. The Class A shares hold 100% of the voting rights. In addition, 99,500 of pre-recapitalization common shares were exchanged for 9,950 shares of Class B common stock. The Class B common shares carry no voting rights.

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

Note 5 - Discontinued Operations and Restatement
------------------------------------------------

During 2004, the Company undertook a plan to sell Electrical Design & Control ("ED&C"), a subsidiary of Kinetek. As a part of the Company's analysis of the realizable value of the assets recorded in the books and records of ED&C, an exhaustive analysis of all open ED&C projects was performed. During that analysis, it came to our attention that certain revenues had been erroneously recorded in prior years as a result of errors in ED&C's percentage of completion calculations for certain projects. The Company's results for 2003 and 2002 have been restated to reflect ED&C as discontinued operations in all periods presented, as well as to correct for the impact of errors discussed above. The portion of the restatement due to the errors mentioned above was additional charges of $3,408 and $1,751 in 2003 and 2002, respectively. Had the above amounts been recorded in the proper periods, no default of the Company's debt covenants would have occurred. The Company currently has no other subsidiaries using the percentage of completion accounting method and believes that the risk of future errors of this type is minimal. For this reason, the Company believes that the above restatements are sufficient to properly state certain previously issued financial statements and that this restatement has no material impact on the results of continuing operations of the Company.

On January 20, 2004, the Company sold certain assets and liabilities of JII Promotions' Ad Specialty and Calendar product lines to a third party for $6,155. Concurrent with the above transaction, the Company agreed to wind down the remaining activities of JII Promotions and to ultimately retain only the pension-related liabilities and various immaterial capital leases. The consolidated financial statements reflect JII Promotions as a discontinued operation for all periods presented. Assets and liabilities of discontinued operations in the condensed consolidated balance sheets represent assets and liabilities of JII Promotions, excluding the retained liabilities discussed above. The Company recorded a loss on the sale of $1,171. There was no tax benefit on the loss on sale or on the loss from operations. JII Promotions had been a part of the Specialty Printing and Labeling segment.

On September 19, 2003, the Company sold the net assets of the School Annual division of JII Promotions to a third party for cash proceeds, net of fees, of $9,400. The Company recognized a gain of $8,190 related to the sale of this division.

Summarized selected financial information for the combined discontinued operations is as follows:

                                     2004           2003            2002
                                     ----           ----            ----

     Revenues                       $5,723        $58,291         $58,391
     Loss from discontinued
      operations                   (10,529)          (942)         (2,285)

The major classes of assets and liabilities of the combined discontinued operations are as follows:

                                               2004              2003
                                               ----              ----

   Current assets                             $2,267           $17,350
   Property, plant and equipment, net          1,134             3,408
   Other long-term assets                         31               890
                                              ------           -------
      Total assets                             3,432            21,648
   Current liabilities                           698             8,427
                                              ------           -------
      Net assets of discontinued
        operations                            $2,734           $13,221
                                              ======           =======


Note 6 - Inventories

Inventories consist of:

                                     Dec. 31, 2004       Dec. 31, 2003
                                     -------------       -------------

Raw Materials                           $57,453            $ 54,588
Work-in-process                          13,693              12,434
Finished goods                           58,887              54,265
                                       --------            --------
                                       $130,033            $121,287
                                       ========            ========

Note 7- Property, plant and equipment

Property, plant and equipment, at cost, consists of:

                                         Dec. 31, 2004        Dec. 31, 2003
                                         -------------        -------------

Land                                       $ 13,666             $ 13,333
Machinery and equipment                     157,833              151,611
Buildings and improvements                   37,785               36,758
Furniture and fixtures                       53,867               53,818
                                           ---------            --------
                                            263,151              255,520

Accumulated depreciation
  and amortization                         (178,115)            (165,901)
                                           ---------            ---------

                                           $ 85,036             $ 89,619
                                           =========            =========

Note 8 - Investments in and advances to affiliates

As of December 31, 2003 and 2004 the Company had $18,468 and $21,942, respectively, of unsecured advances due from JIR Broadcast, Inc. and JIR Paging, Inc. The Chief Executive Officer of each of these companies is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are directors and stockholders of the Company as well as other partners, principals and associates of The Jordan Company who are also stockholders of the Company. These companies are engaged in the development of businesses in Russia and Austria, including the broadcast and paging sectors. Effective as of December 31, 2004, JIR Paging, Inc. agreed to purchase from the Company, at the request and option of the Company, at any time prior to December 31, 2005, all or any portion of the JIR Paging, Inc. promissory note in the principal amount of $9,200 and bearing interest at the annual rate of 10%, that is held by the Company and represents a portion of the Company advances to JIR Paging, Inc. If this option were exercised by the Company, the purchase price would be the principal amount thereof, plus all accrued and unpaid interest thereon. Mr. Jordan, in turn, has guaranteed JIR Paging, Inc.'s payment and performance of the foregoing purchase obligations. Mr. Jordan may assign such purchase obligation and guaranty to other shareholders of the Company.

The Company, through Kinetek, has a $12,344 investment in the Class A and Class B Preferred Units of JZ International, LLC. These debt securities are not publicly traded and do not have a determinable fair value. The cost method of accounting is used to account for this investment. The Preferred Units have a cumulative 5% annual return. The Class A Preferred Units may be redeemed at any time at the discretion of the Board of Directors of JZ International, but no later than December 31, 2017, whereas the Class B Preferred Units may be redeemed at any time at the discretion of the Board of Directors of JZ International, but no later than December 31, 2018. Each quarter, the Company evaluates the recoverability of this investment using information obtained from the management of this company. Based on the information obtained, the Company will record an impairment charge when it believes the investment has experienced a decline in value below its current carrying amount that is other than temporary. JZ International's Chief Executive Officer is David W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are directors and stockholders of the Company. JZ International and its subsidiaries are focused on making European and other international investments. The Company is accounting for this investment under the cost method.

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

As of December 31, 2002, 2003 and 2004, the Company had $814, $2,162 and $2,452,
respectively, of net unsecured advances due from Healthcare Products Holdings, Inc. Healthcare Products Holdings' Chief Executive Officer is Mr. Quinn, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders.

The Company has a 20% limited partnership interest in a partnership that was formed during 2000 for the purpose of making equity investments primarily in datacom/telecom infrastructure and software, e-commerce products and services, and other Internet-related companies. The Company has a $10,000 capital commitment, of which $3,110 and $2,973 was contributed as of December 31, 2004 and 2003, respectively. In addition, the Company funded $80 in promissory notes to the partnership during 2004 for working capital needs. The Company is accounting for this investment using the equity method of accounting. Certain stockholders of the Company are also stockholders in the general partner of the partnership. The Company has an agreement with the partnership to provide management services to the partnership for annual fees of 1.25% and 1.875% of total partnership committed capital of $50,000 for 2004 and 2003, respectively.

Management believes these investments in affiliates are fully realizable.

See Note 16 for additional discussion of related party transactions.

Note 9 - Accrued liabilities
----------------------------

Accrued liabilities consist of:

                                             Dec. 31, 2004    Dec. 31, 2003
                                             -------------    -------------

Accrued vacation                                $2,756            $2,523
Accrued income taxes                             3,552             9,574
Accrued other taxes                              2,082             1,923
Accrued commissions                              2,805             2,802
Accrued interest payable                        16,047            19,272
Accrued payroll and payroll taxes                3,749             4,912
Accrued rebates                                  4,828             4,012
Accrued professional fees                        6,175               610
Accrued medical & worker's compensation          9,247             7,165
Accrued management fees                          9,641             9,605
Accrued other expenses                          20,569            19,381
                                               -------           -------
                                               $81,451           $81,779
                                               =======           =======

Note 10 - Operating leases
--------------------------

Certain subsidiaries lease land, buildings, and equipment under non-cancelable operating leases.

Total minimum rental commitments under non-cancelable operating leases at December 31, 2004 are:

                  2005                      $14,880
                  2006                       11,824
                  2007                        9,728
                  2008                        8,123
                  2009                        6,335
               Thereafter                    15,451
                                            -------
                                            $66,341

Rental expense amounted to $15,751, $14,929, and $15,777 for 2004, 2003, and
2002, respectively.

Two subsidiaries of Kinetek, Merkle-Korff and Motion Control, in addition to Seaboard, lease certain production, office and warehouse space from related parties. Rent expense, including real estate taxes attributable to these leases, was $1,664, $1,703, and $1,872 for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 11- Benefit plans and pension plans
----------------------------------------

Substantially all of the Company's subsidiaries participate in the JII 401(k) Savings Plan (the "Plan"), a defined-contribution plan for salaried and hourly employees. In order to participate in the Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of his or her before-tax wages into the Plan. In addition to the JII 401(k) Plan, certain subsidiaries have additional defined contribution plans in which employees may participate. The Company made contributions to these plans totaling approximately $1,563, $1,830 and $1,968 for the years ended December 31, 2004, 2003 and 2002, respectively.

FIR, a Kinetek subsidiary located in Italy, provides for a severance liability for all employees at 7.4% of each respective employee's annual salary. In addition, the amount accrued is adjusted each year according to an official index (equivalent to 0.75% of the retail price index). This obligation is payable to employees when they leave the company and approximated $3,358 and $3,380 at December 31, 2004 and 2003, respectively.

The Company has two defined benefit pension plans at Alma and retains one defined benefit pension plan at JII Promotions (see Note 5) that cover substantially all of the employees of those subsidiaries. Due to the shutdown of JII Promotions during 2004, all active employees were terminated as of February 13, 2004 and curtailment accounting was performed as of that date. In addition, settlement accounting was performed as of July 31, 2004 as a result of the large amount of lump sums paid during the year, particularly during June and July. A one-time charge of $558 was recognized immediately due to the settlement accounting. The following table sets forth the change in benefit obligations, change in plan assets and net amount recognized as of the measurement dates of December 31, 2004 and 2003.

During 2004, the Company had one retiree health care plan at Alma and one retiree health care plan at JII Promotions (see Note 5) that covered substantially all of the employees of those subsidiaries. The plans provided for certain medical and prescription drug benefits for those individuals that choose to participate in the plans. Due to the shutdown of JII Promotions during 2004, all active participants of the JII Promotions retiree health care plan were terminated and curtailment accounting was performed on this plan as of February 13, 2004. In addition, the plan was subsequently eliminated for all participants, active and retired, as of March 31, 2004. The impact of this change was reflected as a negative plan amendment, and a SFAS 106 one-time credit of $932 was recognized immediately. As of December 31, 2004, the Company has no remaining liability to the JII Promotions retiree health care plan. The following table details funded status of the plans and the components of the costs recognized as of December 31, 2004 and 2003.

Pension Plans
The funded status of the defined benefit plans were as follows:

                                                  2004             2003
                                                  ----             ----
Change in Benefit Obligation:

Benefit obligation at beginning of period        $20,241         $19,162

  Service cost                                       706             780
  Interest cost                                    1,259           1,238
  Actuarial loss                                   1,367              92
  Benefits paid                                   (2,596)         (1,031)
  Settlements                                        441               -
  Curtailments                                      (287)              -
                                                 --------        --------

Benefit obligations at end of period             $21,131         $20,241
                                                 --------        --------
Change in Plan Assets:

Fair value at beginning of year                  $14,856         $12,792

  Actual return on assets                          1,427           1,844
  Contributions received                           1,704           1,251
  Benefits paid                                     (930)         (1,031)
  Settlements paid                                (1,666)              -
                                                 --------        --------
Fair value at end of year                        $15,391         $14,856
                                                 --------         -------
  Underfunded status of the Plan                  (5,740)         (5,385)
  Unrecognized net actuarial loss                  4,005           3,415
  Unrecognized prior service cost                    584             644
                                                 --------        --------
  Accrued benefit cost                           $(1,151)        $(1,326)
                                                 ========        ========

The following table provides amounts recognized in the balance sheet as of December 31:

                                                    Year ended December 31
                                                      2004          2003
                                                      ----          ----

  Intangible asset                                 $   580       $   644
  Accumulated other comprehensive income             3,563         2,888
  Accrued Benefit Liability                         (5,294)       (4,858)
                                                   --------      --------

  Net amount recognized                            $(1,151)      $(1,326)
                                                   ========      ========

The total accumulated benefit obligation for the defined benefit pension plans was $20,619 and $19,714 at December 31, 2004 and 2003, respectively.

The plans' expected long-term rates of return on plan assets range from 7.5% to 8.5% and is based on the aggregate historical returns of the investments that comprise the defined benefit plan portfolio.

The components of net pension costs are as follows:

                                                 Year ended December 31,
                                                 -----------------------
                                                 2004               2003
                                                 ----               ----

  Service cost                                 $   706           $   780
  Interest cost                                  1,259             1,238
  Expected return on plan assets                (1,184)           (1,080)
  Prior service costs recognized                    59                59
  Recognized net actuarial loss (gain)             128               126
                                               --------          --------
  Net periodic benefit cost                    $   968           $ 1,123
                                               ========          ========

Assumptions used to determine benefit obligations at the end of the year for the defined benefit plans are as follows:

                                                 Year ended December 31,
                                                 -----------------------
                                                 2004               2003
                                                 ----               ----

Discount rates                                 6.00%-6.25%            6.50%
Rates on increase in compensation levels       3.00%-4.00%      3.00%-4.00%


Assumptions used to determine net costs for the defined benefit plans are as follows:

                                                   Year ended December 31,
                                                   -----------------------
                                                2004          2003        2002
                                                ----          ----        ----

Discount rates                                     6.50%         6.50%   6.75%
Long-term rates of return on plan assets     7.50%-8.50%   7.50%-8.50%   8.50%
Rates of increase in compensation levels     3.00%-4.00%   3.00%-4.00%   4.00%

The Company's strategy is to fund its defined benefit plan obligations. The need for further contributions will be based on changes in the value of plan assets and the movements of interest rates during the year. During the year, management at the applicable subsidiaries periodically reviews with its actuaries its investment strategy and funding needs.

The Company's pension plan asset allocation at December 31, 2004 and 2003 by asset category are as follows:

             Asset Category                 Percentage of Plan Assets
         ----------------------          ---------------------------------
                                                 2004         2003
                                                -----         -----

                Cash and equivalents            1.8%           1.1%
                Fixed income securities        36.4%          38.1%
                Equity securities              61.8%          60.8%
                                              ------         ------
                                              100.0%         100.0%

The Company's expected contributions related to these pension plans for 2005 are $1,904, and the estimated future benefit payments related to these pension plans are as follows:


                      2005                     $672
                      2006                      855
                      2007                      811
                      2008                      913
                      2009                    1,104
                      2010-2014               6,064

Other Post-Retirement Benefit Plans

The funded status of the Company's other post-retirement healthcare benefit plans were as follows as of the measurement dates of December 31, 2004 and 2003:

                                                   2004              2003
                                                   ----              ----
Change in Benefit Obligation:

Benefit obligation at beginning of period         $5,312             $4,749

  Service cost                                       147                184
  Interest cost                                      218                359
  Plan amendments                                 (1,916)                -
  Actuarial loss                                   1,262                368
  Benefits paid                                     (270)              (348)
  Curtailments                                      (998)                  -
                                                 --------            -------

Benefit obligations at end of period              $3,755             $ 5,312
                                                  ------             -------

Change in Plan Assets:

Fair value at beginning of year                   $    -             $    -

  Actual return on plan assets                         -                 -
  Employer contributions                              270                348
  Benefits paid                                      (270)              (348)
                                                  -------            --------
Fair value at end of year                         $     -            $     -
                                                  -------            -------

  Underfunded status of the plan                    (3,755)           (5,312)
  Unrecognized net actuarial loss                     884              1,622
                                                      ---            --------

  Accrued benefit cost                            $(2,871)            $(3,690)
                                                  ========            ========

The following table provides amounts recognized in the balance sheet as of December 31:

                                                   2004                 2003
                                                   ----                 ----

  Accrued benefit liability                          $(2,871)       $(3,690)
                                                     --------       --------

  Net amount recognized                             $(2,871)        $(3,690)
                                                    ========        ========

The components of net periodic post-retirement benefit costs are as follows:

                                                  2004              2003
                                                  ----              ----

  Service cost                                   $ 147             $ 184
  Interest cost                                    218               359
  Recognized net actuarial loss                     19               192
                                                 -----             -----

  Net periodic benefit cost                      $ 384             $ 735
                                                 =====             =====


Assumptions used to determine benefit obligations for the Company's post-retirement benefit plans are as follows:

                                                 2004                2003
                                                 ----                ----

Discount rate                                 6.00%-6.25%           6.50%




Assumptions used to determine net costs for the Company's post-retirement benefit plans are as follows:

                                                2004               2003
                                                ----               ----

Discount rate                                  6.50%            6.75%-7.50%

A 5.4% annual rate of increase for medical and a 6.2% annual rate of increase for prescription drugs in the per capita cost of covered post-retirement benefits was assumed for 2004. The rate was assumed to decrease gradually to 5% for 2005 and remain at that level thereafter.

Increasing or decreasing the health care trend rates by one percentage point each year would have the following effect:

                                     1% Increase        1% Decrease
                                     -----------        -----------

Effect on post-retirement
  benefit obligation                   $466                $(401)
Effect on total of service
   and interest cost components        $ 46                $ (39)

Note 12 - Debt

Long-term debt consists of:
                                                December 31,     December 31,
                                                    2004             2003
                                                ------------     ------------

Revolving Credit Facilities (A)                   $46,001           $49,043
Bank Term Loans (B)                                14,038            15,510
Capital lease obligations (C)                       8,802            10,509
Senior Notes (D)                                  545,604           566,623
Senior Subordinated Discount Debentures (D)        94,886            94,886
Subordinated promissory notes (E)                   6,476            10,008
Other                                               1,466             1,632
                                                 ---------         ---------
                                                  717,273           748,211
Less current portion                              (27,874)          (20,087)
                                                 ---------         ---------
                                                 $689,399          $728,124
                                                 =========         =========

Aggregate maturities of long-term debt at December 31, 2004, excluding unamortized premiums and discounts, are as follows:

              2005                            $27,874
              2006                            310,646
              2007                            227,968
              2008                              5,054
              2009                             95,058
              Thereafter                        1,783
                                             --------
                                             $668,383
                                             ========

A. On August 16, 2001, the Company entered into a new Loan and Security Agreement ("JII Agreement") with Congress Financial
          Corporation ("Congress") and First Union National Bank ("First Union"). The JII Agreement provides for borrowings of up to $110,000 based on the value of certain assets, including inventory, accounts receivable and fixed assets. Interest on borrowings is at the Prime Rate plus an applicable margin, or at the Company's option, the Eurodollar Rate plus an applicable margin (5.6% and 5.2%, respectively, at December 31, 2004). At December 31, 2004, the Company had outstanding borrowings of $33,757, outstanding letters of credit of $2,152, and excess availability of $23,285. The JII Agreement is secured by the assets of substantially all of the Company's domestic Subsidiaries, excluding Kinetek and its subsidiaries. The JII Agreement expires on August 16, 2006.

          In conjunction with the Exchange Offer completed by the Company in February 2004 (see discussion below), the JII Agreement was amended to reduce, over time, the maximum loan commitment under the facility. As of December 31, 2004, the maximum loan commitment under the facility was $75,000. As of June 1, 2005, that commitment will be reduced to $55,000 and again to $45,000 as of March 1, 2006 and through the remaining life of the agreement. At this time, the Company does not expect the decrease in available funds in the current year to have a material impact on its operations.

          On December 18, 2001, Kinetek, Inc. entered into a new Loan and Security Agreement ("Kinetek Agreement") with Fleet Bank ("Fleet"). The Kinetek Agreement provides for borrowings of up to $35,000 based on the value of certain assets, including inventory, accounts receivable, machinery and equipment, and real estate. Outstanding borrowings bear interest at a rate of prime plus 1.35% (6.6% at December 31, 2004). Kinetek had $12,244 of outstanding borrowings, $9,300 of outstanding letters of credit, and $9,358 of excess availability under the Kinetek Agreement at December 31, 2004. Borrowings are secured by the stock and substantially all of the assets of Kinetek. The Kinetek Agreement expires on December 18, 2005.

          The Kinetek Agreement expires December 18, 2005. Kinetek intends to replace the agreement in 2005. Management is confident such refinancing can be obtained under favorable terms to Kinetek, however, such terms will be subject to market conditions which may change significantly.

B. Bank term loans consist of a mortgage on the Pamco facility, which bears interest at 6.25% and is due in monthly installments through 2008. The mortgage is secured by the Pamco facility which has a carrying value of $2,018. There are also mortgages on two Deflecto facilities, which bear interest at .25% below the prime rate and are due in 2005 and 2015. The carrying value of these two facilities is $5,484.

          The Company also has various bank loans related to one of Kinetek's foreign subsidiaries. These loans are for real estate and working capital needs. These loans bear interest from 4.8% to 5.8% and mature in 2005.

C. Interest rates on capital leases range from 4.3% to 11.0% and mature in installments through 2009 and beyond.

          The future minimum lease payments as of December 31, 2004 under capital leases consist of the following:

          2005                                                $2,550
          2006                                                 2,481
          2007                                                 1,335
          2008                                                 3,239
          2009                                                   259
          Thereafter                                             379
                                                              -------
            Total                                             10,243
          Less amount representing interest                   (1,441)
                                                              -------
          Present value of future minimum
          lease payments                                      $8,802
                                                              =======


          The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 2004.

D. In July 1997, the Company issued $120,000 of 10 3/8% Senior Notes due 2007 ("2007 Seniors"). These notes bear interest at a rate of 10 3/8% per annum, payable semi-annually in cash on February 1 and August 1 of each year. The 2007 Seniors are redeemable for 100% of the principal amount from August 1, 2004 and thereafter plus any accrued and unpaid interest to the date of redemption. The 2007 Seniors are unsecured obligations of the parent Company.

          In March 1999, the Company issued $155,000 of 10 3/8% Senior Notes due 2007 ("New 2007 Seniors"). These notes have the identical interest and redemption terms as the 2007 Seniors. The New 2007 Seniors are unsecured obligations of the parent Company.

          On February 18, 2004, the Company completed an Exchange Offer, whereby it exchanged $173,334 of new Senior Notes (the "Exchange Notes") for $104,781 of 2007 Seniors and $142,838 of New 2007
          Seniors (collectively, "Old Senior Notes"). The Exchange Notes were co-issued by JII Holdings LLC, a wholly owned subsidiary of the Company, and its wholly owned subsidiary, JII Holdings Finance Corporation. The Exchange Notes bear interest at 13% per annum which is payable semi annually on February 1 and August 1 of each year, and mature on April 1, 2007. The notes that were exchanged bore interest at 10 3/8% per annum and paid interest semi annually on February 1 and August 1. The remaining Old Senior Notes have a fair value of approximately $17,798 at December 31, 2004 and mature on August 1, 2007. The fair value of the Exchange Notes was approximately $161,201 at December 31, 2004. The fair value was calculated using the Old Senior Notes' and Exchange Notes' respective December 31, 2004 market prices multiplied by the respective face amounts.

          The Exchange Offer has been accounted for as a troubled debt restructuring in conformity with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS No. 15). SFAS No. 15 requires that, when there is a modification of terms such as this, if the total debt service of the new debt is less than the carrying amount on the balance sheet of the old debt, the carrying amount should be reduced to the total debt service amount. This reduction resulted in a gain of $2,015, which was required by SFAS No. 15 to be offset by fees incurred on the transaction. Fees of $7,505, which were in excess of the gain, were recorded as interest expense during 2004. The remaining reduction in the principal of the Exchange Notes compared to the Old Senior Notes will be recognized over the period to maturity of the Exchange Notes as a reduction of interest expense.

          Kinetek has outstanding $270,000 of 10 3/4% Senior Notes due November 2006 ("Kinetek Notes"). Interest on the Kinetek Notes is payable in arrears on May 15 and November 15. The notes are redeemable at the option of Kinetek, in whole or in part, at any time on or after November 15, 2001. The fair value of the Kinetek Notes at December 31, 2004 was $273,375. The fair value was calculated using the Kinetek Notes' December 31, 2004 market price multiplied by the face amount. The Kinetek Notes are unsecured obligations of Kinetek, Inc.

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

          In April 1997, the Company issued $213,636 aggregate principal amount of 11 3/4% Senior Subordinated Discount Debentures due 2009 ("2009 Debentures"). The 2009 Debentures were issued at a substantial discount from the principal amount. Interest on the 2009 Debentures is payable in cash semi-annually on April 1 and October 1 of each year beginning October 1, 2002. The 2009 Debentures are redeemable for 100% of the accreted value from April 1, 2004 and thereafter plus any accrued and unpaid interest. The 2009 Debentures are unsecured obligations of the Company.

          Between May 29, 2002 and June 5, 2002, the Company repurchased $119,000 principal amount of its 2009 Debentures, for total consideration of $31,360, including expenses. After the purchase, $94,636 principal amount of 2009 Debentures were outstanding. The Company reported a gain of $52,518, net of taxes of $36,364 in the 2002 statement of operations related to this purchase. The fair value of the remaining 2009 Debentures was approximately $19,164 at December 31, 2004. The fair value was calculated using the 2009 Debentures' December 31, 2004 market price multiplied by the face amount.

          In July 1993, the Company issued $133,075 of 11 3/4% Senior Subordinated Discount Debentures ("Discount Debentures") due August 1, 2005. In April 1997, the Company refinanced substantially all of the Discount Debentures and issued the 2009 Debentures. At December 31, 2004, $250 of the Discount Debentures were still outstanding. The interest on the Discount Debentures is payable in cash semi annually on February 1 and August 1.

          On January 31, 2004, the Company and holders of $89,917 of the Company's 2009 Debentures and $150 of the Company's Discount Debentures (collectively, the "Waived Debentures") entered into a Waiver Agreement which provides that the participating note holders waive any rights to claim an event of default if the Company does not make the scheduled interest payments as required in the applicable indenture. The Company may pay interest on these Waived Debentures only if such payment complies with the restricted payments covenant in the indenture governing the Exchange Notes. Should the Company be prohibited from or elect not to make interest payments on these notes, the interest will continue to accrue on the Waived Debentures at the original rate of 11 3/4% per year and will be due and payable to the holders at the maturity date of the notes. Pursuant to the Waiver Agreement, the maturity date of the participating notes is the earlier of (1) the date on which all of the outstanding principal and interest on the Exchange Notes and the 2009 and Discount Debentures not participating in the Waiver Agreement have been paid in full, (2) the date six months after the original maturity of the participating notes, or (3) the date on which the Company enters into a bankruptcy proceeding.

          On February 18, 2004, certain of the Company's 2009 Debenture note holders entered into a Modification Agreement which provides for a reduction in their stated maturity value and a reduction of their applicable interest rate. The aggregate maturity value of the notes held by the parties to the Modification Agreement was $22,978 which has been reduced to $6,893. The interest rate on these notes has been reduced to a stated rate of 1.61% from 11 3/4%. On April 1, 2004 certain holders of an additional $1,745 of the Company's 2009 Debentures elected to participate in the Modification Agreement. The maturity value of these notes has been reduced to $524. The holders of these modified notes retain the right to collect the original maturity value and interest thereon at the original interest rate if the Company meets certain financial tests and ratios. Under the Modification Agreement, these notes mature on the earlier of (1) the date that all other 2009 Debenture note holders have been paid in full, (2) the date that is six months after the original maturity date, or (3) the date on which the Company enters into a bankruptcy proceeding.

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

          The remaining 2009 and Discount Debentures that are not party to the Modification Agreement will continue to accrue interest at 11 3/4% and represent $70,163 of the total outstanding principal amount of $94,886.

          The Indentures relating to the 2009 Debentures, the Discount Debentures, the 2007 Seniors, the New 2007 Seniors, and the Exchange Notes (collectively the "JII Notes") restrict the ability of the Company to incur additional indebtedness at its Restricted Subsidiaries. The Indentures also restrict: the payment of dividends, the repurchase of stock and the making of certain other restricted payments; certain dividend payments to the Company by its subsidiaries; significant acquisitions; and certain mergers or consolidations. The Indentures also require the Company to redeem the JII Notes upon a change of control and to offer to purchase a specified percentage of the JII Notes if the Company fails to maintain a minimum level of capital funds (as defined).

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

          Interest expense includes $13,929, $6,196 and $6,193 of amortization of debt issuance costs for the years ended December 31, 2004, 2003, and 2002, respectively.


Note 13 - Income taxes
----------------------

(Loss) income from continuing operations before income taxes and minority interest is as follows:

                                         Year ended December 31,
                                    2004           2003           2002
                                    ----           ----           ----
Domestic                          $(12,314)     $(41,070)     $ 46,024
Foreign                              7,413         5,974         7,366
                                     -----         -----         -----
Total                             $ (4,901)     $(35,096)     $ 53,390
                                  =========     =========     ========

The provision (benefit) for income taxes from continuing operations consists of the following:

                                    Year ended December 31,
                                  2004            2003          2002

Current:
Federal                         $ (5,588)     $      -       $ (8,137)
Foreign                            2,453         1,987         (1,531)
State and Local                      757         1,155          6,802
                                --------      --------       --------

                            (2,378)       3,142       (2,866)
Deferred:
Federal                      3,050        3,893       30,096
Foreign                      1,381          466           35
State and Local                920          935        2,670
                           -------       ------       ------
                             5,351        5,294       32,801
                           -------       ------     --------
Total                     $  2,973     $  8,436     $ 29,935
                          ========     ========     ========

Significant components of the Company's deferred tax liabilities and assets are as follows:


                                             December 31,       December 31,
                                                2004               2003

Deferred tax liabilities:
Goodwill                                        $10,357             $5,681
Property, plant and equipment                     2,278              3,737
Inter company tax gains                           3,587              4,039
Foreign deferred tax liabilities                  3,897              2,517
Other                                               160                594
                                                -------            -------
   Total deferred tax liabilities               $20,279            $16,568
                                                =======            =======



Deferred tax assets:
NOL carryforwards                                    $39,793          $23,671
Accrued interest on discount debentures                6,977            6,977
Pension obligation                                     1,273            1,368
Vacation accrual                                       1,014            1,386
Uniform capitalization of inventory                    2,540            2,673
Allowance for doubtful accounts                        4,636            4,879
Deferred financing fees                                  315              389
Intangibles other than goodwill                        4,061            4,726
Medical claims reserve                                 2,844            1,183
Accrued commissions and bonuses                        2,425            2,131
Warranty accrual                                         756              544
Inventory reserves                                     1,405            1,665
Restructuring reserve                                    372              554
Interest income                                        1,550            1,240
Other accrued liabilities                              6,168            8,615
Other                                                  3,048            1,088
                                                    ----------       --------
   Total deferred tax assets                        $ 79,177          $63,089
Valuation allowance for deferred tax assets         $ (73,153)       $(55,425)
                                                    ----------       ---------
   Total deferred tax assets                          $6,024         $  7,664
                                                    ----------       ---------
   Net deferred tax liabilities                     $ (14,255)       $ (8,904)
                                                    ==========       =========

In 2002, the Company adopted SFAS No. 142 which provides that goodwill no longer be amortized for financial reporting purposes. For tax purposes, goodwill continues to be amortized over a fifteen-year life. As such, the tax amortization generates a temporary difference and a corresponding deferred tax liability arises for financial statement purposes. Because goodwill is no longer amortized for financial reporting purposes, the Company cannot determine when the resulting deferred tax liabilities will reverse. Therefore, the Company has not considered any future reversal of the deferred tax liability related to goodwill to support the realization of the deferred tax assets.

During 2004, the Company realized $88,392 of cancellation of indebtedness income as a result of modifications to certain of its outstanding debt. However, the Internal Revenue Code provides exceptions to the recognition of certain types of cancellation of indebtedness income for U.S. federal income tax purposes. These rules would require the Company to reduce various specified tax attributes on January 1, 2005. Through some combination of these exceptions, operating losses and net operating loss carryforwards, the Company does not expect to incur any material tax liability as a result of realizing this cancellation of indebtedness income.

The provision for income taxes from continuing operations differs from the amount of income tax benefit computed by applying the United States federal income tax rate to loss before income taxes. A reconciliation of the differences is as follows:

rules would require the Company to reduce various specified tax attributes on January 1, 2005. Through some combination of these exceptions, operating losses and net operating loss carryforwards, the Company does not expect to incur any material tax liability as a result of realizing this cancellation of indebtedness income.

The provision for income taxes from continuing operations differs from the amount of income tax benefit computed by applying the United States federal income tax rate to loss before income taxes. A reconciliation of the differences is as follows:

                                                 Year ended December 31,
                                                 -----------------------
                                                2004        2003       2002
                                                ----        ----       ----

Computed statutory tax (benefit) provision    $ (1,715)   $(12,284)   $ 18,686
(Increase) decrease resulting from:
Taxable/(non-taxable) income                     1,336      (2,168)          -
Non-deductible expenses                            384         612         279
State and local tax, net of federal benefit        463       1,383       8,957
Valuation allowance                             13,633      24,099       5,804
Foreign tax rate differential                     (186)       (540)     (4,075)
Goodwill amortization                           (4,371)     (4,272)     (3,409)
Reserve decrease                                (5,589)          -           -
Other items, net                                  (982)      1,606       3,693
                                              ---------   --------    ---------
Provision for income taxes                    $  2,973    $  8,436    $ 29,935
                                              ========    ========    =========

As of December 31, 2004, total consolidated federal net operating loss carryforwards are approximately $101,400 for regular tax purposes, and expire in various years through 2024. Pursuant to Internal Revenue Service regulations, approximately $19,860 of the total federal loss carryforwards are subject to separate return limitation year rules regarding their usage. A full valuation allowance has been provided against the total federal loss carryforwards.

Note 14 - Sale of Subsidiaries
------------------------------

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

Note 15 - Affiliate Transactions
--------------------------------

On May 4, 2004, two of the Company's affiliates, DMS Holdings, Inc. and Mabis Healthcare Holdings, Inc., ("DMS/Mabis") were sold to a third party. A portion of the proceeds from the sale was used to repay the Company for unsecured advances and operating expenses which the Company paid on behalf of DMS/Mabis in prior periods, as well as accrued and unpaid management fees due the Company.

These repayments totaled $806 and $1,069, respectively. Also as a result of the sale, the Company was paid a fee of $1,725 for the termination of its management fee arrangement with DMS/Mabis, and a fee of $1,600 pursuant to certain advisory agreements. The Company recorded income of approximately $4,309 in the second quarter of 2004 as a result of this transaction.

On May 13, 2004, one of the Company's affiliates, Flavor and Fragrance Holdings, Inc., ("FFG") was sold to a third party. A portion of the proceeds was used to repay the principal and accrued interest on the note the Company received when the net assets of Flavorsource were sold to FFG on January 1, 2002. This principal and accrued interest totaled $12,181. In addition, a portion of the proceeds from the sale was used to repay the Company for unsecured advances and operating expenses which the Company paid on behalf of FFG in prior periods, as well as accrued and unpaid management fees due the Company. These repayments totaled $4,509 and $1,672, respectively. Also as a result of the sale, the Company was paid a fee of $1,705 for the termination of its management fee arrangement with FFG, and a fee of $1,940 pursuant to certain advisory agreements. The Company recorded income of approximately $3,645 in the second quarter of 2004 as a result of this transaction.

Note 16 - Related party transactions
------------------------------------

Transaction Advisory Agreement. Each of the Company's subsidiaries are parties to an advisory agreement with the Company, referred to as the Transaction Advisory Agreement, pursuant to which, such subsidiaries pay to the Company (i) investment banking and sponsorship fees of up to 2.0% of the aggregate consideration paid in connection with acquisitions, joint ventures, minority investments or sales by each such subsidiary of all or substantially all of its or its subsidiaries capital stock, businesses or properties; (ii) financial advisory fees of up to 1.0% of the amount obtained or made available pursuant to any debt, equity or other financing or refinancing involving such subsidiary, in each case, arranged with the assistance of the Company or its affiliates; and
(iii) reimbursement for the Company's out-of-pocket costs in connection with providing such services. Each Transaction Advisory Agreement contains indemnities in favor of the Company and its affiliates, and The Jordan Company and certain of its affiliates, including TJC Management Corporation, in connection with the Transaction Advisory Agreement and such services. The Transaction Advisory Agreement will expire in December 2007, but is automatically renewed after such date for successive one-year terms, unless any party provides written notice of termination 60 days prior to the scheduled renewal date. The Company recorded fees pursuant to the Transaction Advisory Agreement of $774, $0 and $73 for the years 2002, 2003 and 2004, respectively.

TJC Management Consulting Agreement. JII has entered into a consulting services agreement with TJC Management Corporation, an affiliate of The Jordan Company, referred to as the TJC Management Consulting Agreement, pursuant to which the Company will in turn pay to TJC Management Corporation (i) annual consulting fees of $3.0 million, payable quarterly; (ii) one-half of the investment banking, sponsorship and financing advisory fees paid to the Company pursuant to the Transaction Advisory Agreement, unless otherwise determined by our Board of Directors; (iii) (A) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures and minority investments or sales involving the Company or its other subsidiaries and (B) financial advisory fees of up to one-half of 1.0% of any debt, equity or other financing or refinancing involving the Company or such subsidiaries, in each case, arranged with the assistance of TJC Management Corporation or its affiliates, unless otherwise determined by the Company's Board of Directors; and (iv) reimbursement for TJC Management Corporation's and The Jordan Company's out-of-pocket costs incurred in connection with such services. The TJC Management Consulting Agreement also contains indemnities in favor of TJC Management Corporation and its affiliates and The Jordan Company and its affiliates in connection with such services. In consideration for these fees, the services of Mr. Jordan and the investment banking, sponsorship and advisory services of TJC Management Corporation will be provided to the Company. The TJC Management Consulting Agreement will expire in December 2007, but is automatically renewed after such date for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. The Company did not pay to TJC Management Corporation or The Jordan Company any fees or cost reimbursements for the years 2004, 2003, and 2002 under this agreement. Approximately, $9,641 of such fees and cost reimbursements are accrued and unpaid under this agreement as of December 31, 2004.

Service and Fee Agreements. Nine companies that are not subsidiaries - Healthcare Products Holdings, Inc., SourceLink, Inc., Saldon Holdings, Inc. (until September 2003), Flavor and Fragrance Holdings, Inc. (until May 2004), Staffing Consulting Holdings, Inc. Internet Services Management Group Holdings, Inc., (until December 2002), D-M-S Holdings, Inc. (until May 2004), Mabis Healthcare Holdings, Inc. (until May 2004) and Fleet Graphics Holdings, Inc. - are parties to service and fee agreements or arrangements with the Company and/or TJC Management Corporation, pursuant to which such companies will pay to the Company and/or TJC Management Corporation (i) investment banking and sponsorship fees of up to 2.0% of the aggregate consideration paid in connection with acquisitions, joint ventures, minority investments or sales by such companies of all or substantially all of their or their subsidiaries' capital stock, businesses or properties; (ii) financial advisory fees of up to 1.0% of any amount obtained or made available pursuant to debt, equity or other financing or refinancing involving such company, in each case, arranged with the Company's assistance or that of its affiliates; (iii) fees based upon a percentage of net EBITDA (as defined) or net sales; and (iv) reimbursement for the Company's and/or TJC Management Corporation's out of pocket costs in connection with providing such services. These fee agreements or arrangements contain indemnities in favor of the Company and its affiliates, including TJC Management Corporation, in connection with such services. Pursuant to the TJC Management Consulting Agreement, the Company, in turn, will also pay to TJC Management Corporation one-half of such investment banking, sponsorship and financial advisory fees and its portion of such cost reimbursements, unless otherwise determined by the Company's Board of Directors. These fee agreements or arrangements will expire at various times from 2007 through 2009, but are automatically renewed after such date for successive one year terms, unless any party provides written notice of termination 60 days prior to the scheduled renewal date. The Company received approximately $3,907, $338, and $146 for the years ended December 31, 2004, 2003 and 2002 respectively, pursuant to these services and fee arrangements.

Legal Counsel. Mr. G. Robert Fisher, a director of, and secretary to, the Company, is a partner of Sonnenschein, Nath & Rosenthal LLP. Mr. Steven L. Rist, the general counsel and assistant secretary to the Company, is also a partner of Sonnenschein, Nath & Rosenthal LLP. Mr. Fisher, Mr. Rist and their law firm have represented the Company and The Jordan Company in the past, and expect to continue representing them in the future. In 2004, Sonnenschein, Nath & Rosenthal LLP was paid approximately $1,215 in fees and expenses by the Company.

The Company believes that the fees paid were equivalent to what it would have paid to an unaffiliated third party law firm for similar services.

Note 17 - Preferred Stock
-------------------------

M&G Holdings has $1,500 of senior, non-voting 8.0% cumulative preferred stock outstanding to its minority shareholders. The liquidation value of the preferred stock was $2,744 and $2,535 as of December 31, 2004 and 2003, respectively.

Note 18 - Business segment information
--------------------------------------

The Company's business operations are classified into five business segments:
Specialty Printing and Labeling, Jordan Specialty Plastics, Jordan Auto Aftermarket, Kinetek, and Consumer and Industrial Products.

Specialty Printing and Labeling includes manufacture of pressure sensitive label products for the electronics OEM market by Valmark; manufacture of a wide variety of printed tape and labels by Pamco; and manufacture of printed folding cartons and boxes, insert packaging and blister pack cards at Seaboard.

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

Kinetek includes the manufacture of specialty purpose electric motors for both industrial and commercial use by Imperial Group and De Sheng; precision gears and gearboxes by Imperial Group; AC and DC gears and gear motors and sub-fractional AC and DC motors and gear motors for both industrial and commercial use by Merkle Korff and FIR; and electronic motion control systems for use in elevators by Motion Control.

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

Intra-segment sales exist between Cape and Welcome Home, between Sate-Lite, Beemak and Deflecto and between Atco and Alma. These sales were eliminated in consolidation and are not presented in segment disclosures. No single customer accounts for 15% or more of segment or consolidated net sales.

Operating income by business segment is defined as net sales less operating costs and expenses, excluding interest and corporate expenses. Certain amounts in the prior year have been reclassified to conform with the current year presentation.

Identifiable assets are those used by each segment in its operations. The assets of discontinued operations related to JII Promotions and ED&C are included in identifiable assets of Specialty Printing and Labeling and Kinetek, respectively. Corporate assets consist primarily of cash and cash equivalents, equipment, notes receivable from affiliates and deferred financing costs. The operating results and assets of entities acquired during the three year period are included in the segment information since their respective dates of acquisition.

Factors Used to Identify the Enterprise's Reportable Segments

The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

Summary financial information by business segment is as follows:

                                               Year ended December 31,
                                               -----------------------
                                           2004          2003       2002
                                           ----          ----       ----
Net Sales:
Specialty Printing and Labeling           $  51,085   $  48,647    $  52,299
Jordan Specialty Plastics                   147,665     125,974      115,305
Jordan Auto Aftermarket                     141,862     144,874      155,754
Kinetek                                     313,867     278,309      274,818
Consumer and Industrial Products             68,800      69,127       68,975
                                          ---------   ---------    ---------
Total                                     $ 723,279   $ 666,931    $ 667,151
                                          =========   =========    =========

Operating income (loss):
Specialty Printing and Labeling           $   1,689   $   3,663    $   3,966
Jordan Specialty Plastics                     9,832       5,482        7,501
Jordan Auto Aftermarket                       3,783       7,266       17,488
Kinetek                                      34,153      30,048       38,347
Consumer and Industrial Products              1,919       2,297        1,037
                                          ---------   --------     ---------
Total business segment operating income      51,376      48,756       68,339

Corporate expense                             5,996      (5,959)     (21,358)
                                          ---------   ---------    ---------
Total consolidated operating income       $  57,372   $  42,797    $  46,981
                                          =========   =========    =========

Depreciation and Amortization:
Specialty Printing and Labeling           $   1,318   $   1,464    $   1,800
Jordan Specialty Plastics                     4,624       5,021        5,391
Jordan Auto Aftermarket                       2,545       2,289        2,420
Kinetek                                       5,621       6,890        6,985
Consumer and Industrial Products              1,002       1,151        1,998
                                          ---------   ---------    ---------
Total business segment amortization and
depreciation                                 15,110      16,815       18,594
Corporate                                     1,130       3,910        4,732
                                          ---------   ---------    ---------
Total consolidated depreciation
and amortization                          $  16,240   $  20,725    $  23,326
                                          =========   =========    =========

Capital expenditures:
Specialty Printing and Labeling           $     264   $      77    $     944
Jordan Specialty Plastics                     1,905       2,563        4,319
Jordan Auto Aftermarket                         826       2,511        1,381
Kinetek                                       3,881       4,063        4,668
Consumer and Industrial Products                837         971          896
Corporate                                       301         330          898
                                          ---------   ---------    ---------
Total capital expenditures                $   8,014   $  10,515    $  13,106
                                          =========   =========    =========

                                             December 31,
                                                       2004             2003
                                                       ----             ----
Identifiable assets (end of year):
Specialty Printing and Labeling                     $ 34,020           $ 52,323
Jordan Specialty Plastics                            118,224            110,044
Jordan Auto Aftermarket                               99,782            105,719
Kinetek                                              365,746            354,816
Consumer and Industrial Products                      22,262             21,722
                                                    --------          ---------
Total consolidated business segment assets           640,034            644,624
Corporate assets                                      22,372             46,008
                                                     --------          --------
Total consolidated identifiable assets              $662,406           $690,632
                                                    ========           ========
  Specialty Printing and Labeling
  Jordan Specialty Plastics
  Jordan Auto Aftermarket
  Kinetek
  Consumer and Industrial Products

   Total consolidated business segment assets
  Corporate assets

   Total consolidated identifiable assets



Summary financial information by
 geographic area is as follows:                    Year ended December 31,
                                                   -----------------------
                                                   2004       2003       2002
                                                    ----      ----       ----
Net sales to unaffiliated customers:
United States                                $611,430     $581,838      $585,618
Foreign                                       111,849       85,093        81,533
                                            ---------     --------      --------
  Total                                      $723,279     $666,931      $667,151
                                             ========     ========      ========
Identifiable assets (end of year):
United States                                $536,957     $574,268
Foreign                                       125,449      116,364
                                             --------     --------
  Total                                      $662,406     $690,632
                                             ========     ========

Note 19 - Acquisition and formation of subsidiaries
---------------------------------------------------

During September 2004, Kinetek acquired substantially all of the net assets of
O. Thompson, a New York City-based elevator control company. The total acquisition cost was $887 of which $372 was paid in cash during the third and fourth quarters of 2004. The $515 of deferred acquisition costs are a component of other current liabilities at December 31, 2004 and should be settled during the first quarter of 2005. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the operating results of the acquired business have been included in the consolidated operating results of Kinetek since the date of acquisition. The operating results of O. Thompson are included with those of Kinetek's wholly owned subsidiary, Motion Control.

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

Note 20 - Additional Purchase Price Agreements/Deferred Purchase Price
Agreements
-------------------------------------------------------------------------------

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

The Company also has a deferred purchase price agreement relating to its acquisition of Teleflow in July 1999. This agreement is based upon Teleflow achieving certain agreed upon earnings before interest, taxes, depreciation, and amortization for each year through the year ended December 31, 2003. The Company paid $750 and $328 in 2003 and 2002, respectively, related to this agreement.

Kinetek has a contingent purchase price agreement relating to its acquisition of Motion Control on December 18, 1997. The terms of this agreement provide for additional consideration to be paid to the sellers. The agreement is exercisable at the sellers' option during a five year period that began in 2003. As of December 31, 2004, the sellers had not exercised this option. When exercised, the additional consideration will be based on Motion Control's operating results over the two preceding fiscal years. Payments, if any, under the contingent agreement will be placed in a trust and paid out in cash over a three or four-year period, in annual installments according to a schedule which is included in the agreement. Additional consideration, if any, will be recorded as an addition to goodwill.

Note 21 - Settlement of Litigation
----------------------------------

In June 2003, the Company reached a settlement with the former shareholders of ED&C, a subsidiary of Kinetek, in which the Company received $1,150 in cash, and long-term debt of $3,850 plus accrued interest of $693, was extinguished. The Company recorded a gain of $5,693 which is included in "loss (income) of discontinued operations" for 2003 in the Company's condensed consolidated statements of operations.

Note 22 - Contingencies
-----------------------

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Note 23 - Quarterly Financial Information (Unaudited)
-----------------------------------------------------

                                                                        Three Months Ended

                                             December 31         September 30(2)        June 30(1)          March 31
                                             -----------         ---------------        -------             --------

2004:
Net sales                                    $176,380               $187,663           $190,827            $168,409
Cost of sales,
 excluding depreciation                       124,301                130,988            130,570             114,321
(Loss) income  from continuing
   operations                                  (3,406)                   665             10,914             (16,579)
Net (loss) income                              (9,600)                (1,100)             8,773             (18,179)

2003 (Restated): (3)
Net sales                                    $160,880               $170,587           $173,348            $162,116
Cost of sales,
 excluding depreciation                       109,998                115,103            115,743             107,579
Loss from continuing
   operations                                 (15,331)               (12,319)            (9,868)             (6,207)
Net loss                                      (21,543)                (4,630)            (2,405)             (7,899)

(1)      Income from  continuing  operations  for the second  quarter of 2004  includes  income from the sale of  affiliates of $7,954.  (See Note 15).
(2)      Net loss for the third quarter of 2003 includes a gain on sale of discontinued operations of $8,190.  (See Note 5).
(3)      See Note 5.


Note 24 - Warranties
--------------------

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company's product warranty accrual during the year are as follows:

                                                2004           2003
                                                ----           ----

Balance, beginning of year                     $1,700         $1,303
Warranties issued                               1,697          1,589
Settlements                                    (1,082)        (1,192)
                                               -------        -------
Balance, end of year                           $2,315         $1,700
                                               ======         ======


Note 25 - Research and Development Costs

The Company incurred $4,818, $4,190 and $3,715 of research and development costs during 2004, 2003 and 2002, respectively.

Note 26 - Management Discussion of Liquidity

As discussed in Note 12,
one of the Company's revolving credit facilities contains a provision for the step-down in maximum borrowing capacity during 2005. As of June 1, 2005, the Company's maximum borrowings under this agreement will decrease from $75,000 to $55,000. This, coupled with the facts that the Company has experienced operating losses in recent years and has used cash in operating activities, has caused the Company's executive management to evaluate various options to improve the Company's liquidity. To this end, the Company has restructured some of its outstanding debt through the Exchange Offer discussed in Note 12 to the financial statements and the Modification and Waiver Agreements also discussed in Note 12 to the financial statements. The effect of these transactions has been to reduce cash paid for interest in the current year as well as to provide for further reductions in debt maturity payments if certain financial performance is not achieved. In addition, the Company expects improved operating performance in all segments over the prior year. Specifically, new product development and the continued shift of manufacturing to China in the Specialty Plastics and Kinetek groups are expected to improve results. In addition, the exit of a certain unprofitable business with a specific customer and plans to improve production efficiencies within the Auto Aftermarket Group will increase operating margins. Further, the Company has evaluated its holdings of investments in affiliates (See Note 8) and, when appropriate, will sell certain investments, similar to the sale of the Company's investments in DMS Holdings Inc, Mabis Healthcare Holdings Inc. and Flavor and Fragrance Holdings Inc. as described in Note 15 to the financial statements. The Company believes that through its efforts discussed above, the Company will have sufficient liquidity to meet its obligations in the coming year.

Note 27 - Condensed Consolidating Financial Statements
------------------------------------------------------

Pursuant to the Exchange Offer described in Note 12, wholly owned subsidiaries of the Company, JII Holdings LLC and JII Holdings Finance Corporation, issued senior secured notes which have been guaranteed by the Company and certain of the Company's subsidiaries. The following condensed consolidating financial information is provided in lieu of separate financial statements for the issuers of these notes.


Year ended December 31, 2004
                              Jordan      JII         JII                        Non-
                            Industries    Holdings   Finance    Guarantors  Guarantors   Eliminations   Consolidated
                            ----------    --------   -------    ----------  ----------   ------------   ------------

Net Sales                   $       -     $      -   $     -    $ 388,280    $ 334,999            -     $  723,279
Cost of sales,
 excluding depreciation             -            -         -      272,331      227,849            -        500,180
Selling, general, and
 administrative expenses,
 excluding depreciation         1,947            -         -       84,910       66,542            -        153,399
Depreciation                     (413)           -         -        8,700        7,795            -         16,082
Amortization of
 goodwill and other
 intangibles                        5            -         -           19          134            -            158
Impairment loss                     -            -         -        3,676            -            -          3,676
Income from sale of
 affiliates                    (7,954)           -         -            -            -            -         (7,954)
Management fees and other         365         (375)        -          299           77            -            366
                              -------     ---------    -----     --------     --------      -------       --------
Operating income                6,050          375         -       18,345       32,602            -         57,372

Other (income) and
 expenses:
    Interest expense           15,612        9,871         -        4,609       35,956            -         66,048
    Intercompany interest
     (income) expense         (11,840)     (20,764)        -       24,444        8,159            1              -
    Interest income            (2,095)           -         -           (1)        (309)         138         (2,267)
    Intercompany
     management fee
     (income) expense          (3,762)      (3,229)        -        2,984        4,007            -              -
    Loss on sale of
     subsidiaries                    -           -         -            -            -            -              -
    Equity in losses of
     subsidiaries              31,777       26,006         -            -            -      (57,783)             -
    Other, net                  5,596            -         -          478       (7,581)          (1)        (1,508)
                            ---------     --------     -----     --------     --------      -------       --------
                               35,288       11,884         -       32,514       40,232      (57,645)        62,273
(Loss) income from
 continuing operations
 before taxes and
 minority interest            (29,238)     (11,509)        -      (14,169)      (7,630)      57,645         (4,901)
(Benefit) provision for
   income taxes                (5,977)           -         -        2,305        6,645            -          2,973
                            ----------     --------    -----     --------     --------      -------       --------

(Loss) income from
 continuing operations
 before minority interest     (23,261)     (11,509)        -      (16,474)     (14,275)      57,645         (7,874)

Minority interest                   -            -         -          532            -            -            532
                            ----------    ---------    -----     --------     --------      -------       --------
(Loss) income from
 continuing operations        (23,261)     (11,509)        -      (17,006)     (14,275)      57,645         (8,406)
Discontinued Operations:
 Loss from operations,
   net of tax                       -            -         -       (4,674)      (5,855)           -        (10,529)
 Gain (loss) on sale of
   operations, net of tax       3,155            -         -       (4,326)           -            -         (1,171)
                             --------     ---------    -----     ---------    --------      -------       --------
                                3,155            -         -       (9,000)      (5,855)           -        (11,700)
                             --------     ---------    -----     ---------    --------      -------       --------

Net (loss) income            $(20,106)    $(11,509)    $   -     $(26,006)    $(20,130)     $57,645       $(20,106)
                             =========    =========    =====     =========    =========     =======       =========



Year ended December 31, 2003 (Restated)
                            Jordan      JII          JII                        Non-
                          Industries    Holdings    Finance    Guarantors  Guarantors   Eliminations   Consolidated
                          ----------    --------    -------    ----------  ----------   ------------   ------------

Net Sales                 $      -      $     -     $     -     $ 373,063    $ 293,868   $        -    $   666,931
Cost of sales,
excluding depreciation           -            -           -       255,665      192,758            -        448,423
Selling, general, and
 administrative
 expenses, excluding
 depreciation                2,708            -           -        87,381       63,782            -        153,871
Depreciation                 1,503            -           -         8,892        9,833            -         20,228
Amortization of
 goodwill and other
 intangibles                     5            -           -           323          169            -            497
Impairment loss                  -            -           -           696            -            -            696
Management fees and
 other                          43            -           -           376            -            -            419
                           -------      -------     -------     ---------    ---------   ----------    -----------
Operating (loss) income     (4,259)           -           -        19,730       27,326            -         42,797

Other (income) and
 expenses:
    Interest expense        43,028            -           -         4,906       35,281            -         83,215
    Intercompany
     interest (income)
     expense                (3,970)     (24,597)          -        24,315        4,251            1              -
    Interest income         (1,209)           -           -            (1)        (260)         118         (1,352)
    Intercompany
     management fee
     (income) expense       (2,917)      (4,074)          -         3,321        3,669            1              -
    Loss on sale of
     subsidiaries                -            -           -           401            -            -            401
    Equity in losses
    of subsidiaries          5,419       21,268           -             -            -      (26,687)             -
    Other, net               1,102            -           -           601       (6,073)          (1)        (4,371)
                           -------      -------     -------     ---------    ---------   ----------    -----------
                            41,453       (7,403)          -        33,543       36,868      (26,568)        77,893
(Loss) income from
 continuing operations
 before taxes and
 minority interest         (45,712)       7,403           -       (13,813)      (9,542)      26,568        (35,096)
Provision for income
 taxes                           -            -           -         3,487        4,949            -          8,436
                           -------      -------     -------     ---------    ---------   ----------    -----------

(Loss) income from
 continuing operations
 before minority
 interest                  (45,712)       7,403           -       (17,300)     (14,491)      26,568        (43,532)

Minority interest                -            -           -           193            -            -            193
                           -------      -------     -------     ---------    ---------   ----------    -----------
(Loss) income from
 continuing operations     (45,712)       7,403           -       (17,493)     (14,491)      26,568        (43,725)
Discontinued Operations:
  Loss (income) from
   operations, net of
   tax                           -            -           -        (2,729)       1,787            -           (942)
  Gain (loss) on sale
   of operations, net
   of tax                    9,235            -           -        (1,045)           -            -          8,190
                           -------      -------     -------     ---------    ---------   ----------    -----------
                             9,235            -           -        (3,774)       1,787            -          7,248
                           -------      -------     -------     ---------    ---------   ----------    -----------

Net (loss) income         $(36,477)     $ 7,403     $     -     $ (21,267)   $ (12,704)  $   26,568    $   (36,477)
                          =========     =======     =======     ==========   ==========  ==========    ============



Year ended December 31, 2002 (Restated)
                               Jordan        JII        JII                     Non-
                             Industries    Holdings    Finance     Guarantors  Guarantors   Eliminations   Consolidated
                             ----------    --------    -------     ----------  ----------   ------------   ------------


Net Sales                     $       -     $     -     $    -     $  379,924  $  287,227     $        -    $  667,151
Cost of sales,
 excluding depreciation               -           -          -        245,693     183,955              -       429,648
Selling, general, and
 administrative expenses,
 excluding depreciation          10,544           -          -         90,872      56,069            414       157,899
Depreciation                      1,507           -          -          9,887      10,238              -        21,632
Amortization of
 goodwill and other
 intangibles                        114           -          -          1,172         408              -         1,694
Management fees and other         7,398           -          -          1,899           -              -         9,297
                              ---------     -------     ------     ----------  ----------     ----------    ----------
Operating (loss) income         (19,563)          -          -         30,401      36,557           (414)       46,981

Other (income) and
 expenses:
    Interest expense             48,555           -          -          4,517      36,259              1        89,332
    Intercompany interest
     (income) expense            (4,570)    (24,251)         -         24,582       4,239              -             -
    Interest income                (840)          -          -            (39)       (544)           175        (1,248)
    Intercompany
     management fee
     (income) expense            (2,858)     (4,088)         -          2,742       4,204              -             -
    Loss on deconsolidation
     of liquidated sub            6,812           -          -         (8,700)          -              -        (1,888)
    Gain on extinguishment
     of debt                    (88,882)          -          -              -           -              -       (88,882)
    Loss on sale of
     subsidiaries                 1,783           -          -         (1,265)          -              -           518
    Equity in losses of
     subsidiaries                61,067      47,386          -              -           -       (108,453)            -
    Other, net                        -           -          -         (3,741)       (499)            (1)       (4,241)
                              ---------     -------     ------     ----------  ----------     ----------    ----------
                                 21,067      19,047          -         18,096      43,659       (108,278)       (6,409)
(Loss) income from
 continuing operations
 before taxes, minority
 interest and cumulative
 effect of change in
 accounting principle           (40,630)    (19,047)         -         12,305      (7,102)       107,864        53,390
Provision (benefit) for
 income taxes                    29,875           -          -        (10,291)     10,351              -        29,935
                              ---------     -------     ------     ----------  ----------     ----------    ----------
(Loss) income from
 continuing operations
 before minority interest
 and cumulative effect
 of change in accounting
 principle                      (70,505)    (19,047)         -         22,596     (17,453)       107,864        23,455

Minority interest                     -           -          -            274           -              -           274
                              ---------     -------     ------     ----------  ----------     ----------    ----------
(Loss) income from
 continuing operations
 before cumulative effect
 of change in accounting
 principle                      (70,505)    (19,047)         -         22,322     (17,453)       107,864        23,181
Loss from discontinued
 operations, net of tax               -           -          -           (299)     (1,986)             -        (2,285)
Cumulative effect of change
 in accounting principle          4,336           -          -        (69,409)    (21,992)             -       (87,065)
                              ---------     -------     ------     ----------  ----------     ----------    ----------

Net (loss) income              $(66,169)   $(19,047)    $    -     $  (47,386)   $(41,431)    $  107,864    $  (66,169)
                               =========   =========    =======    ===========   =========    ==========    ===========




Balance Sheet as of December 31, 2004
                                   Jordan         JII         JII                     Non-
                                  Industries    Holdings     Finance     Guarantors  Guarantors   Eliminations   Consolidated
                                  ----------    --------     -------     ----------  ----------   ------------   ------------


Current assets:
    Cash and equivalents          $    2,152     $      -    $    -      $   1,693    $  11,567    $        -     $   15,412
    Intercompany receivables           9,543      (25,053)        -         (2,245)      14,931         2,824              -
    Accounts receivable, net               -            -         -         42,656       66,898             -        109,554
    Inventories                            -            -         -         73,883       56,150             -        130,033
    Assets of discontinued
     operations                            -            -         -          1,409        2,023             -          3,432
    Income tax receivable                  -            -         -              -        3,631             -          3,631
    Prepaids and other
     current assets                    4,625            -         -          9,236        4,878        (6,376)        12,363
                                  ----------     --------    ------      ---------    ---------    -----------    ----------
    Total current assets              16,320      (25,053)        -        126,632      160,078        (3,552)       274,425

Property, plant and
 equipment, net                        1,721            -         -         45,828       37,487             -         85,036
Investments and advances to
 affiliates                           28,538            -         -              -       12,344             -         40,882
Investments in subsidiaries           52,241      202,512         -              -            -      (254,753)             -
Equity in earnings of
 subsidiaries                       (222,701)     (82,684)        -              -            -       305,385              -
Goodwill, net                              -            -         -         78,648      182,385       (15,724)       245,309
Intercompany notes
 receivable                           (1,000)     204,871         -              -        1,000      (204,871)             -
Other assets                             395        6,387         -          3,887        6,085             -         16,754
                                  -----------    --------    -------     ---------    ---------    -----------    ----------
    Total assets                  $ (124,486)    $306,033    $    -      $ 254,995    $ 399,379    $ (173,515)    $  662,406
                                  ===========    ========    =======     =========    =========    ===========    ==========

Current liabilities:
    Accounts payable              $        -     $      -    $    -      $  25,662    $  37,134    $        -     $   62,796
    Accrued liabilities               37,895        9,389         -         22,662       18,277        (6,772)        81,451
    Liabilities of
     discontinued
     operations                            -            -         -            150          548             -            698
    Intercompany payables                  -            -         -        (15,740)       4,501        11,239              -
    Current portion of long
     term debt                           250            -         -          5,387       22,237             -         27,874
                                  ----------     --------    ------      ---------    ---------    -----------    ----------
    Total current
    liabilities                       38,145        9,389         -         38,121       82,697         4,467        172,819
Long term debt                       121,890      224,033         -         41,779      301,697             -        689,399
Other non current
 liabilities                          10,830            -         -          8,711        5,626             -         25,167
Intercompany payables                (50,384)           -         -        223,537       31,722      (204,875)             -
Deferred income taxes                 (1,636)           -         -        (13,497)      29,388             -         14,255
Minority interest                          -            -         -          1,003            -             -          1,003
Preferred stock of a
 subsidiary                             (350)           -         -         38,025        2,744       (37,675)         2,744
Shareholders equity (deficit)
                                    (242,981)      72,611         -        (82,684)     (54,495)       64,568       (242,981)
                                  ----------     --------    ------      ----------   ----------   ----------     ----------
    Total liabilities and
     shareholders equity          $ (124,486)    $306,033    $    -      $ 254,995    $ 399,379    $ (173,515)    $  662,406
                                  ===========    ========    ======      =========    =========    ===========    ==========



Balance Sheet as of December 31, 2003 (Restated)
                                   Jordan         JII         JII                       Non-
                                  Industries    Holdings     Finance     Guarantors  Guarantors   Eliminations   Consolidated
                                  ----------    --------     -------     ----------  ----------   ------------   ------------


Current assets:
    Cash and equivalents        $     6,301      $      -     $    -         1,738        7,478     $        -    $  15,517
    Intercompany
     receivables                     14,689       (13,313)         -        (2,965)       3,734         (2,145)           -
    Accounts receivable,
    net                                   -             -          -        39,354       58,117              -       97,471
    Inventories                           -             -          -        73,991       47,296              -       121,287
    Assets of
     discontinued
     operations                           -             -          -        16,057        5,591              -        21,648
    Income tax receivable                 -             -          -             -        5,637              -         5,637
    Prepaids and other
     current assets                  12,113             -          -         8,025        4,907         (6,440)       18,605
                                -----------      --------     ------      --------     --------     -----------   ----------
    Total current assets             33,103       (13,313)         -       136,200      132,760         (8,585)      280,165

Property, plant and
 equipment, net                         924             -          -        49,769       38,926              -        89,619
Investments and advances
 to affiliates                       36,482             -          -             -       12,344              -        48,826
Investments in
 subsidiaries                        49,129       172,847          -             -            -       (221,976)            -
Equity in earnings of
 subsidiaries                        21,428      (190,883)         -             -            -        169,455             -
Goodwill, net                             -             -          -        82,011      181,613        (15,724)      247,900
Intercompany notes
 receivable                               -       226,501          -             -        1,000       (227,501)            -
Other assets                         10,603             -          -         5,165        8,355             (1)       24,122
                                -----------      --------     ------      --------     --------     -----------   ----------
    Total assets                $   151,669      $195,152     $    -      $273,145     $374,998     $ (304,332)   $  690,632
                                ===========      ========     ======      ========     ========     ===========   ==========

Current liabilities:
    Accounts payable                 $    -         $   -     $    -       $25,666      $27,414     $        -    $   53,080
    Accrued liabilities              43,820             -          -        24,432       20,260         (6,733)       81,779
    Liabilities of
    discontinued
    operations                            -             -          -         9,060         (633)             -         8,427
    Intercompany payables                 -             -          -       (22,005)      15,795          6,210             -
    Current portion of
     long term debt                       -             -          -         8,139       11,948              -        20,087
                                  ----------      -------     ------      --------      -------       --------     ---------
    Total current
     liabilities                     43,820             -          -        45,292       74,784           (523)      163,373
Long term debt                      367,661             -          -        57,626      302,837              -       728,124
Other non current
 liabilities                              -             -          -         8,843        5,744              -        14,587
Intercompany payables               (44,291)            -          -       246,661       25,131       (227,501)            -
Deferred income taxes                12,192             -          -       (15,030)      11,742              -         8,904
Minority interest                         -             -          -           472            -              -           472
Preferred stock of a
 subsidiary                            (350)            -          -       120,164        2,535       (119,814)       2,535
Shareholders equity
 (deficit)                         (227,363)      195,152          -      (190,883)     (47,775)        43,506     (227,363)
                                -----------      --------     ------      --------     --------     -----------   ----------
    Total liabilities and
     shareholders equity        $   151,669      $195,152     $    -      $273,145     $374,998     $ (304,332)    $690,632
                                ===========      ========     ======      ========     ========     ===========    ========



Year ended December 31, 2004
                                     Jordan         JII         JII                       Non-
                                   Industries    Holdings     Finance     Guarantors  Guarantors   Eliminations   Consolidated
                                   ----------    --------     -------     ----------  ----------   ------------   ------------

Net cash (used in) provided
  by operating activities         $  (37,368)    $  3,942     $      -     $  23,396   $  (3,380)   $        -     $  (13,410)

Cash flows from investing
 activities
    Proceeds from sales of
     fixed assets                          -            -            -           487         620             -          1,107
    Capital expenditures                (115)           -            -        (3,677)     (4,222)            -         (8,014)
    Net proceeds from sale
     of discontinued
     operations                        6,155            -            -             -           -             -          6,155
    Net proceeds from sale
     of affiliates                    27,207            -            -             -           -             -         27,207
    Acquisiton of
      subsidiaries                         -            -            -             -        (372)            -           (372)
    Additional purchase
    price payments                         -            -            -             -           -             -              -
    Proceeds from sales of
     subsidiaries                          -            -            -             -           -             -              -
                                  ----------     --------     --------     ---------   ---------    ----------     -----------
Net cash provided by (used
 in) investing activities             33,247            -            -        (3,190)     (3,974)            -         26,083

Cash flows from financing
 activities
    (Payments on) proceeds
     from revolving                        -            -            -       (15,286)     12,244             -         (3,042)
     credit facility
    Payment of deferred
     financing costs                       -       (3,942)           -             -           -             -         (3,942)
    Repayment of long term
    debt                                 (28)           -            -        (5,465)    (11,834)            -        (17,327)
    Proceeds from other
     borrowings                            -            -            -           500       8,083             -          8,583
                                  ----------     --------     --------     ---------   ---------    ----------     -----------
Net cash (used in) provided
  by financing activities                (28)      (3,942)           -       (20,251)      8,493             -        (15,728)

Effect of exchange rate
 changes on cash                           -            -            -             -       2,950             -          2,950
                                  ----------     --------     --------     ---------   ---------    ----------     -----------
Net (decrease) increase in
 cash and equivalents                 (4,149)           -            -           (45)      4,089             -           (105)
Cash and equivalents at
 beginning of year                     6,301            -            -         1,738       7,478             -         15,517
                                  ----------     --------     --------     ---------   ---------    ----------     -----------
Cash and equivalents at end
 of year                          $    2,152     $      -     $      -     $   1,693   $  11,567    $        -     $   15,412
                                  ==========     ========     ========     =========   =========    ==========     ===========




Year ended December 31, 2003 (Restated)
                                   Jordan         JII         JII                       Non-
                                  Industries    Holdings     Finance     Guarantors  Guarantors   Eliminations   Consolidated
                                  ----------    --------     -------     ----------  ----------   ------------   ------------

Net cash (used in) provided
 by operating activities          $   (6,998)   $      -     $     -           305   $  (5,419)    $        -     $  (12,112)

Cash flows from investing
 activities
    Proceeds from sales of
     fixed assets                          -           -           -            57       3,788              -          3,845
    Capital expenditures                 (72)          -           -        (5,034)     (5,409)             -        (10,515)
    Acquisitions of
     subsidiaries                          -           -           -             -           -              -              -
    Additional purchase
     price payments                        -           -           -          (750)          -              -           (750)
    Cash acquired in
     purchase of
     subsidiaries                          -           -           -             -           -              -              -
    Proceeds from sales of
     subsidiaries                        678           -           -             -           -              -            678
    Proceeds from sale of
     discontinued
     operations                        9,400           -           -             -           -              -          9,400
    Proceeds from sale of
     affiliates                            -           -           -             -           -              -              -
                                  ----------    --------     -------     ---------   ---------     ----------     ----------
Net cash provided by (used
 in) investing activities             10,006           -           -        (5,727)     (1,621)             -          2,658

Cash flows from financing
 activities
    Proceeds of debt
     issuance - Kinetek                    -           -           -             -           -              -              -
    Repurchase of 2009
     debentures                            -           -           -             -           -              -              -
    Proceeds from revolving
     credit facility                       -           -           -        11,802           -              -         11,802
    Payment of financing
    fees                                  (8)          -           -          (142)          -              -           (150)
    Repayment of long term
    debt                                 (33)          -           -        (7,495)     (7,913)             -        (15,441)
    Proceeds from other
     borrowings                            -           -           -         1,975         874              -          2,849
                                  ----------    --------     -------     ---------   ---------     ----------     ----------
Net cash (used in) provided
  by financing activities                (41)          -           -         6,140      (7,039)             -           (940)

Effect of exchange rate
 changes on cash                           -           -           -             -       6,194              -          6,194
                                  ----------    --------     -------     ---------   ---------     ----------     ----------
Net increase (decrease) in
 cash and equivalents                  2,967           -           -           718      (7,885)             -         (4,200)
Cash and equivalents at
 beginning of year                     3,334           -           -         1,020      15,363              -         19,717
                                  ----------    --------     -------     ---------   ---------     ----------     ----------
Cash and equivalents at end
 of year                          $    6,301    $      -     $     -     $   1,738   $   7,478     $        -     $   15,517
                                  ==========    ========     =======     =========   =========     ==========     ==========


Year ended December 31, 2002 (Restated)
                                   Jordan         JII         JII                       Non-
                                  Industries    Holdings     Finance     Guarantors  Guarantors   Eliminations   Consolidated
                                  ----------    --------     -------     ----------  ----------   ------------   ------------

Net cash provided by
 (used in) operating
 activities                       $   32,376    $      -     $     -     $  (27,442)  $   16,162    $       -     $    21,096

Cash flows from investing
 activities
    Proceeds from sales
    of fixed assets                        -           -           -          3,161           81            -           3,242
    Capital expenditures                (113)          -           -         (6,258)      (6,735)           -         (13,106)
    Acquisition of
     subsidiaries                          -           -           -              -       (9,503)           -          (9,503)
    Additional purchase
    price payments                         -           -           -           (902)        (100)           -          (1,002)
    Cash acquired in
     purchase of
     subsidiaries                          -           -           -              -          788            -             788
    Proceeds from sale of
     subsidiaries                          -           -           -              -            -            -               -
    Proceeds from sale of
     discontinued
     operations                            -           -           -              -            -            -               -
    Proceeds from sale of
     affiliates                            -           -           -              -            -            -               -
                                  ----------    --------     -------     ----------   ----------    ---------     -----------
Net cash used in
  investing activities                  (113)          -           -         (3,999)     (15,469)           -         (19,581)

Cash flows from financing
 activities
    Proceeds of debt
     issuance - Kinetek                    -           -           -              -       20,456            -          20,456
    Repurchase of 2009
     debentures                      (31,360)          -           -              -            -            -         (31,360)
    Proceeds from
     revolving credit
     facility                              -           -           -         31,667      (24,834)           -           6,833
    Payment of financing
    fees                                   -           -           -            (74)      (1,817)            -          (1,891)
    Payment of long term
     debt                                (30)          -           -         (3,846)      (4,258)           -          (8,134)
    Proceeds from other
     borrowings                            -           -           -              -        3,472            -           3,472
                                  ----------    --------     -------     ----------   ----------    ---------     -----------
Net cash (used in)
 provided by financing
 activities                          (31,390)          -           -         27,747       (6,981)           -         (10,624)

Effect of exchange rate
 changes on cash                           -           -           -              -        3,261            -           3,261
                                  ----------    --------     -------     ----------   ----------    ---------     -----------
Net increase (decrease)
 in cash and equivalents                 873           -           -         (3,694)      (3,027)           -          (5,848)
Cash and equivalents at
 beginning of year                     2,461           -           -          4,714       18,390            -          25,565
                                  ----------    --------     -------     ----------   ----------    ---------     -----------
Cash and equivalents at
 end of year                      $    3,334    $      -     $     -     $    1,020   $   15,363    $       -     $    19,717
                                  ==========    ========     =======     ==========   ==========    ==========    ===========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
              -----------------------------------------------------------

         None.

Item 9A. Controls and Procedures
         -----------------------

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 ("Exchange Act") promulgated thereunder, we, with the participation of our chairman and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on such evaluation, our chairman and our chief financial officer have concluded that our disclosure controls and procedures were effective as of such time.

Since December 31, 2004, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Item 9B.  Other Information
          -----------------

     None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

The following sets forth the names and ages of each of the Company's directors and executive officers and the positions they hold at the Company:

Name                       Age      Position with the Company

   John W. Jordan II       57       Chairman of the Board of Directors and
                                    Chief Executive Officer.
   Thomas H. Quinn         57       Director, President and Chief
                                    Operating Officer.
   Gordon L. Nelson        47       Senior Vice President and Treasurer.
   Norman R. Bates         43       Chief Financial Officer, Vice President
                                    and Assistant Secretary.
   Joseph S. Steinberg     60       Director.
   David W. Zalaznick      50       Director.
   Jonathan F. Boucher     48       Director, Vice President and
                                    Assistant Secretary.
   G. Robert Fisher        64       Director and Secretary.
   Steven L. Rist          45       General Counsel and Assistant Secretary

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

Mr. Jordan has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since 1988. Mr. Jordan is a managing principal of The Jordan Company, a private merchant banking firm which he founded in 1982. Mr. Jordan is also President of Jordan Zalaznick Advisors, Inc. and TJC Management Corporation, Manager of JZ International, LLC, Managing Partner of Jordan Zalaznick Capital Company and Managing Member of Resolute Fund Partners, LLC. Mr. Jordan is also a director of a number of privately held companies.

Mr. Quinn has served as a director, President and Chief Operating Officer of the Company since 1988. From November 1985 to December 1987, Mr. Quinn was a Group Vice President for Baxter International, Inc. ("Baxter"). From September 1970 through 1985, Mr. Quinn was employed by American Hospital Supply Corporation ("American Hospital") in a variety of management capacities, where he was a Group Vice President of the Hospital Group and a corporate officer when American Hospital was acquired by Baxter. Mr. Quinn is also Chairman and a member of the board of directors of a number of privately held companies. He is also a senior principal of The Jordan Company.

Mr. Nelson has served as the Company's Senior Vice President and Treasurer since he joined the Company in 1996.

Mr. Bates has served as Chief Financial Officer, Vice President, and Assistant Secretary of the Company since June 2004. Prior to that, Mr. Bates had been the Vice President of Business Development of Kinetek since April 2000, and Chief

Financial Officer of Kinetek from April 1997 through March 2000.

Mr. Steinberg has served as a director of the Company since 1988. Since 1979, Mr. Steinberg has been the President and a director of Leucadia National Corporation, a holding company. He is also a director of White Mountains Insurance Group Limited, Finova Group, Inc. and Olympus Reinsurance Company, Limited. He also serves as a Trustee of New York University.

Mr. Zalaznick has served as a director of the Company since June 1997. Since 1982, Mr. Zalaznick has been a managing principal of The Jordan Company. Mr. Zalaznick is also the Managing Member, Chairman of the Management Board and Chief Executive Officer of JZ International, LLC, Managing Member of Resolute Fund Partners, LLC, President of TJC Management Corporation and chairman of Jordan/Zalaznick Advisors, Inc. and President of Jordan/Zalaznick Capital Company. Mr. Zalaznick is also a director of Sensus Metering Systems, Inc., TAL International Group, Inc., Marisa Christina, Inc., and Kinetek, Inc.. as well as other privately held companies.

Mr. Boucher has served as a Vice President, Assistant Secretary and director of the Company since 1988. Since 1983, Mr. Boucher has been a partner of The Jordan Company. Mr. Boucher is also a Senior Principal of The Jordan Company, LLC and a Consultant to TJC Management Corporation. Mr. Boucher is also a director of Sensus Metering Systems, Inc., Motors & Gears Holdings, Inc. and W-H Energy Sources, Inc., and Jackson Products, Inc. as well as several other privately held companies.

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

Code of Ethics. The Board of Directors has adopted a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, and other senior financial personnel. A copy of the Code is available on the Company's website at www.jordanind.com. The Company will disclose any amendments or waivers of the Code of Ethics on the same website.

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

Item 11. EXECUTIVE COMPENSATION

The following table shows the cash compensation paid by the Company, for the three years ended December 31, 2004, for services in all capacities to the Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer of the Company.

                                          Summary Compensation Table

                                              Annual Compensation
                               ------------------------------------------------
Name and Principal Position    Year    Salary      Bonus     Other Compensation
---------------------------    ---     ------      -----     ------------------
John W. Jordan II, Chief
Executive Officer(1)           2004          -           -            -
                               2003          -           -            -
                               2002          -           -            -
Thomas H. Quinn, President
and  Chief Operating Officer   2004  1,000,000     825,000       13,250
                               2003  1,000,000           -       13,800
                               2002    750,000   1,000,000       13,800
Norman R. Bates, Chief
Financial Officer              2004   $223,000     $55,000            -
                               2003          -           -            -
                               2002          -           -            -


----------------------
(1) Mr. Jordan derived his compensation from The Jordan Company for his services to the Company and its subsidiaries. He received no compensation from the Company or its subsidiaries for his services as Chief Executive Officer.


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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The following table furnishes information, as of March 24, 2005, as to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock (ii) each director and executive officer of the Company, and (iii) all officers and directors of the Company as a group.

                                          Amount of Beneficial Ownership
                                         --------------------------------
                                               Number of   Percentage
                                                Shares     Owned(1)
                                                ------     -------
Executive Officers and Directors
John W. Jordan, II (2) (3) (4) (5)          17,772.9119      18.0%
David W. Zalaznick (3) (6)                  19,965.0000      20.3%
Thomas H. Quinn (7)                              0.0000       0.0%
Leucadia Investors, Inc. (3)                 9,969.9999      10.1%
Jonathan F. Boucher                          5,533.8386       5.6%
G. Robert Fisher (4) (8)                       624.3496       0.6%
Joseph S. Steinberg (9)                          0.0000       0.0%
Jesse Clyde Nichols III                          0.0000       0.0%
Norman R. Bates                                  0.0000       0.0%
All directors and officers as a group
(5 persons) (3)                             53,866.1000      54.6%

University of Notre Dame                     8,547.0004       8.6%

-----------------------------

(1) Calculated pursuant to Rule 13d-3 (d) under the Exchange Act. Under Rule 13d-3 (d), shares not outstanding which are subject to options, warrants, and rights of conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentages owned by each other person listed. As of December 31, 2004, there were 98,501.0004 shares of Common Stock issued and outstanding.

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

JIR. As of December 31, 2002, 2003 and 2004 the Company had $16.3 million, $18.5 million and $21.9 million, respectively, of unsecured advances due from JIR Broadcast, Inc. and JIR Paging, Inc. The Chief Executive Officer of each of these companies is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are directors and stockholders of the Company as well as other partners, principals and associates of The Jordan Company who are also stockholders of the Company. These companies are engaged in the development of businesses in Russia and Austria, including the broadcast and paging sectors. Effective as of December 31, 2004, JIR Paging, Inc. agreed to purchase from the Company, at the request and option of the Company, at any time prior to December 31, 2005, all or any portion of the JIR Paging, Inc. promissory note in the principal amount of $9.2 million and bearing interest at the annual rate of 10%, that is held by the Company and represents a portion of the Company advances to JIR Paging, Inc. If this option were exercised by the Company, the purchase price would be the principal amount thereof, plus all accrued and unpaid interest thereon. Mr. Jordan, in turn, has guaranteed JIR Paging, Inc.'s payment and performance of the foregoing purchase obligations. Mr. Jordan may assign such purchase obligation and guaranty to other shareholders of the Company.

JZ International, LLC. The Company, through Kinetek, has a $12.3 million investment in the Class A and Class B Preferred Units of JZ International, LLC. These debt securities are not publicly traded and do not have a determinable fair value. The cost method of accounting is used to account for this investment. The Preferred Units have a cumulative 5% annual return. The Class A Preferred Units may be redeemed at any time at the discretion of the Board of Directors of JZ International, but no later than December 31, 2017, whereas the Class B Preferred Units may be redeemed at any time at the discretion of the Board of Directors of JZ International, but no later than December 31, 2018. Each quarter, the Company evaluates the recoverability of this investment using information obtained from the management of this company. Based on the information obtained, the Company will record an impairment charge when it believes the investment has experienced a decline in value below its current carrying amount that is other than temporary. JZ International's Chief Executive Officer is David W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are directors and stockholders of the Company. JZ

International and its subsidiaries are focused on making European and other international investments. The Company is accounting for this investment under the cost method.

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

Healthcare Products Holdings, Inc. As of December 31, 2002, 2003 and 2004, the Company had $0.8 million, $2.2 million and $2.5 million, respectively, of net unsecured advances due from Healthcare Products Holdings, Inc. Healthcare Products Holdings' Chief Executive Officer is Mr. Quinn, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders.

Transaction Advisory Agreement. Each of the Company's subsidiaries are parties to an advisory agreement with the Company, referred to as the Transaction Advisory Agreement, pursuant to which, such subsidiaries pay to the Company (i) investment banking and sponsorship fees of up to 2.0% of the aggregate consideration paid in connection with acquisitions, joint ventures, minority investments or sales by each such subsidiary of all or substantially all of its or its subsidiaries capital stock, businesses or properties; (ii) financial advisory fees of up to 1.0% of the amount obtained or made available pursuant to any debt, equity or other financing or refinancing involving such subsidiary, in each case, arranged with the assistance of the Company or its affiliates; and
(iii) reimbursement for the Company's out-of-pocket costs in connection with providing such services. Each Transaction Advisory Agreement contains indemnities in favor of the Company and its affiliates, and The Jordan Company and certain of its affiliates, including TJC Management Corporation, in connection with the Transaction Advisory Agreement and such services. The Transaction Advisory Agreement will expire in December 2007, but is automatically renewed after such date for successive one-year terms, unless any party provides written notice of termination 60 days prior to the scheduled renewal date. The Company recorded fees pursuant to the Transaction Advisory Agreement of $0.8 million, $0 million and $0.1 for the years 2002, 2003 and 2004, respectively.

TJC Management Consulting Agreement. JII has entered into a consulting services agreement with TJC Management Corporation, an affiliate of The Jordan Company, referred to as the TJC Management Consulting Agreement, pursuant to which the Company will in turn pay to TJC Management Corporation (i) annual consulting fees of $3.0 million, payable quarterly; (ii) one-half of the investment banking, sponsorship and financing advisory fees paid to the Company pursuant to the Transaction Advisory Agreement, unless otherwise determined by our Board of Directors; (iii) (A) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures and minority investments or sales involving the Company or its other subsidiaries and (B) financial advisory fees of up to one-half of 1.0% of any debt, equity or other financing or refinancing involving the Company or such subsidiaries, in each case, arranged with the assistance of TJC Management Corporation or its affiliates, unless otherwise determined by the Company's Board of Directors; and (iv) reimbursement for TJC Management Corporation's and The Jordan Company's out-of-pocket costs incurred in connection with such services. The TJC Management Consulting Agreement also contains indemnities in favor of TJC Management Corporation and its affiliates and The Jordan Company and its affiliates in connection with such services. In consideration for these fees, the services of Mr. Jordan and the investment banking, sponsorship and advisory services of TJC Management Corporation will be provided to the Company. The TJC Management Consulting Agreement will expire in December 2007, but is automatically renewed after such date for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. The Company did not pay TJC Management Corporation or The Jordan Company any fees or cost reimbursements for the years 2002, 2003 or 2004 under this agreement. Approximately, $9.6 million of such fees and cost reimbursements are accrued and unpaid under this agreement as of December 31, 2004.

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

JI Properties Services Agreement. The Company's nonrestricted subsidiary, JI Properties, Inc., entered into a services agreement, referred to as the JI Properties Services Agreement, with the Company and each of its other subsidiaries, pursuant to which JI Properties grants to the Company the right to use certain of its assets and provides certain services to the Company and such subsidiaries in connection with the use and/or operation of such assets. Pursuant to the JI Properties Services Agreement, the Company's subsidiaries will be charged the costs incurred in the use and/or operation of such assets used or operated by the Company and their allocable portion of costs associated with owning such assets which are not directly attributable to the operation or use of such assets and their relative revenues as compared with other subsidiaries. The JI Properties Services Agreement will expire in December 2007, but is automatically renewed for successive one year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. None of the Company's subsidiaries paid any fees to JI Properties under the JI Properties Service Agreement for the years 2002, 2003 or 2004.

The Company also allocates overhead, general and administrative charges and expenses among the Company's subsidiaries based on the respective revenues and usage of corporate overhead by its subsidiaries. The Company received approximately $6.3 million, $7.1 million and $5.8 million for the years ended December 31, 2002, 2003 and 2004, respectively, in respect of overhead allocation reimbursement.

Service and Fee Agreements. Nine companies that are not subsidiaries - Healthcare Products Holdings, Inc., SourceLink, Inc., Saldon Holdings, Inc. (until September 2003), Flavor and Fragrance Holdings, Inc. (until May 2004), Staffing Consulting Holdings, Inc., Internet Services Management Group Holdings,

Inc., (until December 2002), D-M-S Holdings, Inc. (until May 2004), Mabis Healthcare Holdings, Inc. (until May 2004) and Fleet Graphics Holdings, Inc. - are parties to service and fee agreements or arrangements with the Company and/or TJC Management Corporation, pursuant to which such companies will pay to the Company and/or TJC Management Corporation (i) investment banking and sponsorship fees of up to 2.0% of the aggregate consideration paid in connection with acquisitions, joint ventures, minority investments or sales by such companies of all or substantially all of their or their subsidiaries' capital stock, businesses or properties; (ii) financial advisory fees of up to 1.0% of any amount obtained or made available pursuant to debt, equity or other financing or refinancing involving such company, in each case, arranged with the Company's assistance or that of its affiliates; (iii) fees based upon a percentage of net EBITDA (as defined) or net sales; and (iv) reimbursement for the Company's and/or TJC Management Corporation's out of pocket costs in connection with providing such services. These fee agreements or arrangements contain indemnities in favor of the Company and its affiliates, including TJC Management Corporation, in connection with such services. Pursuant to the TJC Management Consulting Agreement, the Company, in turn, will also pay to TJC Management Corporation one-half of such investment banking, sponsorship and financial advisory fees and its portion of such cost reimbursements, unless otherwise determined by the Company's Board of Directors. These fee agreements or arrangements will expire at various times from 2007 through 2009, but are automatically renewed after such date for successive one year terms, unless any party provides written notice of termination 60 days prior to the scheduled renewal date. The Company received approximately $0.1 million, $0.3 million, and $3.9 million for the years ended December 31, 2002, 2003 and 2004 respectively, pursuant these services and fee arrangements.

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

Legal Counsel. Mr. G. Robert Fisher, a director of, and secretary to, the Company, is a partner of Sonnenschein, Nath & Rosenthal LLP. Mr. Steven L. Rist, the general counsel and assistant secretary to the Company, is also a partner of Sonnenschein, Nath & Rosenthal LLP. Mr. Fisher, Mr. Rist and their law firm have represented the Company and The Jordan Company in the past, and expect to continue representing them in the future. In 2004, Sonnenschein, Nath & Rosenthal LLP was paid approximately $1.2 million in fees and expenses by the Company. The Company believes that the fees paid were equivalent to what it would have paid to an unaffiliated third party law firm for similar services.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by Ernst & Young during those periods.
          Year Ended December 31,
                                       2004          2003
                                       ----          ----

                  Audit               $1,320       $1,271
                  Audit related          123          113
                  Tax                    682        1,189
                                         ---        -----
                     Total            $2,125       $2,573
                                      ======       ======

                                     Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
         ------------------------------------------


(1)      Financial Statements
         --------------------

         Reference is made to the Index to Consolidated Financial Statements appearing at Item 8, which is incorporated herein by reference.

(2)      Financial Statement Schedule
         ----------------------------

         The following financial statement schedule for the years ended December 31, 2004, 2003, and 2002 is submitted herewith:

         Item                                                Page Number
         ----                                                -----------
         Schedule II - Valuation and qualifying accounts           92

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



                                                 JORDAN INDUSTRIES, INC.


                                             By   /s/ John W. Jordan II
                                                 ------------------------------
                                                 John W. Jordan II
Dated:            March 24, 2005                 Chief Executive Officer

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                             By   /s/ John W. Jordan II
                                                 ------------------------------
                                                 John W. Jordan, II
Dated:            March 24, 2005                 Chairman of the Board of
                                                 Directors and Chief
                                                 Executive Officer








                                              By   /s/ Thomas H. Quinn
                                                  -----------------------------
                                                  Thomas H. Quinn
Dated:            March 24, 2005                  Director, President and
                                                  Chief Operating Officer








                                             By   /s/ Jonathan F. Boucher
                                                 ------------------------------
                                                 Jonathan F. Boucher
Dated:            March 24, 2005                 Director, Vice President,
                                                 and Assistant Secretary

                                             By   /s/ G. Robert Fisher
                                                -------------------------------
                                                 G. Robert Fisher
Dated:            March 24, 2005                 Director, General Counsel
                                                 and Secretary








                                             By   /s/ David W. Zalaznick
                                                -------------------------------
                                                 David W. Zalaznick
Dated:            March 24, 2005                 Director








                                             By   /s/ Joseph S. Steinberg
                                                -------------------------------
                                                 Joseph S. Steinberg
Dated:            March 24, 2005                 Director








                                             By   /s/ Norman R. Bates
                                                 ------------------------------
                                                 Norman R. Bates
Dated:            March 24, 2005                 Vice President, Chief
                                                 Financial Officer

                                                                    Schedule II

                             JORDAN INDUSTRIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)



                                                     Uncollectible
                                         Additions      balances               Balance
                          Balance at    charged to    written off              at end
                           beginning     cost and        net of                  of
                           of period     expenses      recoveries    Other     period
                           --------      --------      ----------    -----     -------

December 31, 2002:

Allowance for
  doubtful accounts          4,147        4,328         (2,107)       (70)      6,298

December 31, 2003:

Allowance for
  doubtful accounts          6,298        2,947         (2,366)       433       7,312

December 31, 2004:

Allowance for
  doubtful accounts          7,312        2,528         (2,695)        88       7,233

December 31, 2002:

Valuation allowance
                            28,059        5,804              -          -      33,863
December 31, 2003:

Valuation allowance
                            33,863       21,562              -          -      55,425
December 31, 2004:

Valuation allowance
                            55,425       17,728              -          -      73,153

                                  EXHIBIT INDEX

2(a)4      --  Agreement and Plan of Merger between Thos. D. Murphy Company and
               Shaw-Barton, Inc.
2(b)5      --  Asset Purchase  Agreement between Alma Piston Company and Alma
               Products  Holdings,  Inc. dated as of February 26, 1999.
3(a)       --  Articles of Incorporation of the Registrant.
3(b)1      --  By-Laws of the Registrant.
4(a)8      --  Series C and Series D 10 3/8% Senior Notes Indenture, dated March
               22, 1999, between Jordan Industries, Inc. and U.S. Bank Trust
               National Association.
4(b)7      --  Series A and Series B 10 3/8% Senior Notes Indenture, dated
               July 25, 1997, between Jordan Industries, Inc. and First Trust
               National Association, as Trustee.
4(c)8      --  First Supplemental Indenture, dated March 9, 1999, between Jordan
               Industries, Inc. and U.S. Bank & Trust Company f/k/a First Trust
               National Association, as Trustee, to the 10 3/8% Senior Notes
               Indenture, dated July 25, 1997.
4(d)7      --  Series A and Series B 11 3/4% Senior Subordinated Discount
               Debentures Indenture, dated April 2, 1997, between Jordan
               Industries, Inc. and First Trust National Association, as
               Trustee.
4(e)7      --  First Supplemental Indenture, dated as of July 25, 1997, between
               Jordan Industries, Inc. and First Trust National Association, as
               Trustee, to the 11 3/4% Senior Subordinated Discount Debentures
               Indenture, dated as of April 2, 1997.
4(f)8      --  Second Supplemental Indenture, dated as of March 9, 1999, between Jordan Industries, Inc. and First Trust National
               Association, as Trustee, to the 11 3/4% Senior Subordinated
               Discount Debentures Indenture, dated as of April 2, 1997.
4(g)8      --  Global Series D Senior Note.
4(h)7      --  Global Series B Senior Note.
4(i)7      --  Global Series B Senior Subordinated Discount Debenture.
4(j)11     --  Indenture, dated November 7, 1996, between Kinetek, Inc. and
               Fleet National Bank.
4(k)12     --  First Supplemental Indenture, dated December 17, 1997, between
               Kinetek, Inc. and State Street Bank and Trust Company, as
               Trustee.
4(l)12     --  Indenture, dated December 17, 1997, between Kinetek, Inc. and
               State Street Bank and Trust Company, as Trustee.
4(m)13     --  5% Indenture, dated as of April 12, 2002, among Kinetek
               Industries, Inc., U.S. Bank National Association, as Trustee and
               the Guarantors listed therein.
4(n)16     --  13% Senior Secured Notes Indenture, dated February 18, 2004, by and among JII Holdings, LLC, JII Holdings Finance Corporation,
               Jordan Industries, Inc. and U.S. Bank National Association, as
               Trustee.
4(o)16     --  13% Senior Secured Notes issued by JII Holdings, LLC and JII
               Holdings Finance Corporation (included in Exhibit 4(n)).
10(a)1     --  Stockholders Agreement, dated as of June 1, 1988, by and among the Registrant's holders of Common Stock.
10(b)1     --  Employment Agreement, dated as of February 25, 1988,
               between the Registrant and Thomas H. Quinn.
10(c)1     --  Restricted Stock Agreement, dated February 25, 1988,
               between the Registrant and Jonathan F. Boucher.
10(d)1     --  Restricted Stock Agreement, dated February 25, 1988, between the Registrant and Jack R. Lowden.
10(e)1     --  Restricted Stock Agreement, dated February 25, 1988, between the
               Registrant and Thomas H. Quinn.
10(f)1     --  Stock Purchase Agreement, dated June 1, 1988, between Leucadia
               Investors, Inc. and John W. Jordan, II.
10(g)1     --  Zero Coupon Note, dated June 1, 1988, issued by John W. Jordan,
               II to Leucadia Investors, Inc.
10(h)1     --  Pledge, Security and Assignment Agreement, dated June 1, 1988 by John W. Jordan, II.
10(i)*     --  Amended and Restated  Non-Negotiable  Subordinated  Note, dated as of June 30, 2002,  issued by Pamco Printed
               Tape and Label (f/k/a Pamco Holdings, Inc.) in the initial principal amount of $6,112,501.

10(j)2,14  --  Tax Sharing Agreement, dated as of June 29, 1994, among the
               Company and the subsidiaries signatory thereto.
10(k)7,2   --  Properties  Services  Agreement,  dated  as of  July  25,  1997 between  Jordan  Industries,  Inc. and its subsidiaries.
10(l)7,2   --  Transition Agreement, dated as of July 25, 1997, between Jordan
               Industries, Inc. and Motors & Gears, Inc.
10(m)7     --  New TJC Management Consulting  Agreement,  dated as of
               July 25, 1997, between TJC Management Corp. and Jordan
               Industries, Inc.
10(n)7     --  Termination Agreement, dated as of July 25, 1997, between Jordan
               Industries, Inc. and its subsidiaries.
10(o)7,15  --  Form of Indemnification Agreement between Jordan Industries, Inc.
               and its subsidiaries and their directors.
10(p)14    --  Non-Negotiable  Subordinated  Note,  dated as of
               February  11,  1998,  issued by  Deflecto  (f/k/a  Deflecto
               Holdings, Inc.) in the initial principal amount of $5,000,000.
10(q)14     -- Non-Negotiable  Subordinated  Note,  dated as of
               February 27, 1998,  issued by Rolite (f/k/a Rolite Holdings,
               Inc.) in the initial principal amount of $900,000.
10(r)14    --  Non-Negotiable Subordinated Note, dated as of June 2, 2000, issued by Instachange (f/k/a IDL Holdings Limited) in the
               initial principal amount of $3,714,285 (Canadian Dollars).
10(s)2,14  --  Management Consulting Agreement,  dated as of August 10, 2001, among JII, Inc. and the subsidiaries signatory
               thereto.
10(t)2,14  --  Transaction Advisory Agreement,  dated as of August 10, 2001, among JII, Inc. and the subsidiaries  signatory
               thereto.
10(u)9     --  Loan and Security Agreement, dated as of August 16, 2001, among JII, Inc. as borrower, the Company as parent guarantor, the subsidiaries signatory thereto as subsidiary guarantors,
               Congress Financial Corporation (Central) as agent and First
               Union Bank as lender.
10(v)2,14  --  Intercompany Loan Agreement, dated as of August 16, 2001, among JII, Inc. and the subsidiaries signatory thereto, and accompanying Demand Notes.
10(w)10    --  Loan and Security Agreement, dated as of December 18, 2001, among Kinetek Industries, Inc. as borrower, Kinetek, Inc. as parent guarantor, the subsidiaries signatory thereto as
               borrowers or subsidiary guarantors and Fleet Capital
               Corporation as agent.
10(x)10    --  Management  Consulting  Agreement,  dated as of
               December  14,  2001,  among the  Company,  Motors  and Gears
               Holdings, Inc. and the subsidiaries signatory thereto.
10(y)10    --  Transaction Advisory Agreement,  dated as of December 14, 2001, among the Company, Motors and Gears Holdings, Inc. and the subsidiaries signatory thereto.
10(z)10    --  Properties  Services  Agreement,  dated as of December 14, 2001, among JI Properties,  Inc., Motors and Gears Holdings, Inc. and
               the subsidiaries signatory thereto.
10(aa)10   --  Agreement to Join in the Filing of Consolidated Income Tax
               Returns, dated as of December 14, 2001, among the Company, Motors and Gears Holdings, Inc. and the subsidiaries signatory thereto.

10(bb)11   --  Merkle-Korff  Industries,  Inc.  Non-Negotiable Subordinated
               Note  in the  principal  aggregate  amount of $5,000,000 payable to John D. Simms Revocable Trust Under Agreement.
10(cc)12   --  Electrical  Design and Control Company,  Inc.  Non-Negotiable
               Subordinated  Note in the principal  aggregate amount of
               $1,333,333 payable to Tina Levire.
10(dd)12   --  Electrical  Design and Control Company,  Inc.  Non-Negotiable
               Subordinated  Note in the principal  aggregate amount of
               $1,333,333 payable to Marta Monson.
10(ee)12   --  Electrical  Design and Control Company,  Inc.  Non-Negotiable
               Subordinated  Note in the principal  aggregate amount of
               $1,333,334 payable to Eric Monson.
10(ff)16   --  Amendment  No. 5 to Loan and Security  Agreement,  dated as of
               February  18, 2004 by and among the  financial institutions listed on the signature pages thereto,  Congress Financial
               Corporation  (Central),  as agent for the lenders, and JII LLC.
10(gg)16   --  Intercreditor  Agreement,  dated as of February 18, 2004, by and between U.S. Bank National  Association,  as Collateral Agent,
               and Congress Financial Corporation (Central), as Administrative
               Agent.
10(hh)16   --  Waiver Agreement, dated as of January 31, 2004, by and between
               Jordan Industries,  Inc. and the other persons signatory thereto.
10(ii)16   --  Modification Agreement, dated as of February 18, 2004, by and among Jordan Industries, Inc. and those holders of Jordan
               Industries' 11 3/4% Senior Subordinated Discount Debentures
               due 2009 identified on Schedule A attached thereto, including
               Addendum thereto dated April 1, 2004.
12         --  Statements re. Computation of Ratios.
21         --  Subsidiaries of the Registrant.
31(a)      --  Certification of John W. Jordan II
31(b)      --  Certification of Norman R. Bates
32(a)      --  Certification of John W. Jordan II pursuant to Section 1350.
               32(b)
           --  Certification of Norman R. Bates pursuant to Section 1350.
1              Incorporated by reference to the Company's Registration Statement on Form S-1 (no. 33-24317)
2              The Company entered into Inter-company Demand Notes,
               Inter-company Management Consulting Agreements, Inter-company
               Transaction Advisory Agreements, Inter-company Properties
               Services Agreements and Inter-company Tax Sharing Agreements with each subsidiary not a signatory to the agreements
               incorporated by reference in this report, which are identical in all material respects with the notes and agreements
               incorporated by reference in this Report. Copies of such
               additional notes and agreements have therefore not been
               included as exhibits to this filing, in accordance with
               Instruction 2 to Item 601 of Regulation S-K.
3              Incorporated by reference to the Company's 1988 Form 10-K.
4              Incorporated by reference to the Company's 1989 First Quarter
               Form 10-Q.
5              Incorporated by reference to the Company's Form 8-K filed
               April 1, 1999.
6              Incorporated by reference to the Company's 1990 Third Quarter
               Form 10-Q.
7              Incorporated  by reference to the Company's  Registration
               Statement on Form S-4 (No.  333-34529)  filed September 9, 1997.
8              Incorporated by reference to the Company's Registration
               Statement
               on Form S-4 (No. 333-77667) filed May 4, 1999.
9              Incorporated by reference to the Company's Form 8-K filed
               August 31, 2001.
10             Incorporated by reference to the 2001 Form 10-K of Kinetek, Inc.
               filed March 28, 2002.
11             Incorporated by reference to the 1996 Form S-4 Registration
               Statement of Kinetek, Inc.
12             Incorporated by reference to the 1998 Form S-4 Registration
               Statement of Kinetek, Inc.
13             Incorporated by reference to the 8-K of Kinetek, Inc., dated
               May 8, 2002.
14             Incorporated by reference to the Company's 2001 Form 10-K.
15             The form of  indemnification  agreement was entered into with all of the Company's directors and is identical in all material respects with the form included. Copies of the additional indemnification agreements have therefore not been included as exhibits to this filing, in accordance with Instruction 2 to Item 601 of Regulation S-K.
16             Incorporated by reference to the 2004 Form S-4  Registration
               Statement (File No.  333-116554) of Jordan  Industries,
               Inc.


*              Filed herewith.