Form 10-Q
period 2005-03-31
JORDAN INDUSTRIES INC
filed 2005-05-16
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2005                Commission File Number 33-24317


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

     The number of shares outstanding of Registrant's Common Stock as of May 16, 2005: 98,501.0004.

                             JORDAN INDUSTRIES, INC.

                                      INDEX


Part I. Financial Information                                             No.
-----------------------------                                             ---

    Item 1. Financial Statements

       Condensed Consolidated Balance Sheets at March 31, 2005
         (Unaudited) and December 31, 2004                                 3

       Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2005 and 2004 (Unaudited)            4

       Condensed Consolidated Statements of Cash Flows for
         the Three Months Ended March 31, 2005 and 2004 (Unaudited)        5

       Notes to Condensed Consolidated Financial Statements (Unaudited)    6

    Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations              17

    Item 3. Quantitative and Qualitative Disclosures About Market Risk    23
    Item 4. Controls and Procedures                                       23


Part II. Other Information                                                24
--------------------------

    Item 1. Legal Proceedings

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Item 3. Defaults Upon Senior Securities

    Item 4. Submissions of Matters to a Vote of Security Holders

    Item 5. Other Information

    Item 6. Exhibits

                             JORDAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                    March 31,     December 31,
                                                                      2005           2004
                                                                    --------      ------------
                                                                  (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                                         $ 12,753        $ 15,412
  Accounts receivable, net                                           115,435         109,554
  Inventories                                                        136,641         130,033
  Assets of discontinued operations (See Note E)                       2,622           3,432
  Income tax receivable                                                2,652           3,631
  Prepaid expenses and other current assets                           12,674          12,363
                                                                    --------        --------
    Total Current Assets                                             282,777         274,425

Property, plant and equipment, net                                    82,926          85,036
Investments in and advances to affiliates                             41,078          40,882
Goodwill, net                                                        245,104         245,309
Other assets                                                          15,087          16,754
                                                                    --------        --------
    Total Assets                                                    $666,972        $662,406
                                                                    ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                                                   $64,165         $62,796
  Accrued liabilities                                                 83,420          81,451
  Liabilities of discontinued operations (See Note E)                    726             698
  Current portion of long-term debt                                   24,303          27,874
                                                                    --------        --------
    Total Current Liabilities                                        172,614         172,819

Long-term debt, less current portion                                 698,612         689,399
Other non-current liabilities                                         27,178          25,167
Deferred income taxes                                                 16,373          14,255
Minority interest                                                      1,069           1,003
Preferred stock of a subsidiary                                        2,799           2,744

Shareholders' Equity (net capital deficiency):
  Common stock $.01 par value: 100,000 shares
   authorized and 98,501 shares issued and
   outstanding                                                             1               1
  Additional paid-in capital                                           2,116           2,116
  Accumulated other comprehensive income (loss)                        4,564           3,685
  Accumulated deficit                                               (258,354)       (248,783)
                                                                    --------        --------
    Total Shareholders' Equity (net capital
     deficiency)                                                    (251,673)       (242,981)
                                                                    --------        --------
    Total Liabilities and Shareholders'
     Equity (net capital deficiency)                                $666,972        $662,406
                                                                    ========        ========



See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                      THREE MONTHS ENDED
                                                            March 31,
                                                      -------------------
                                                        2005       2004


Net sales                                             $175,453   $168,409
Cost of sales, excluding
 depreciation                                          125,609    114,321
Selling, general and administrative
 expenses, excluding depreciation                       37,716     38,005
Depreciation                                             3,759      4,932
Amortization                                                41         46
Management fees and other                                   30        (70)
                                                     ---------   --------

Operating income                                         8,298     11,175

Other (income) expenses:
  Interest expense                                      13,636     23,659
  Interest income                                          (57)      (270)
  Gain on sale of subsidiary                              (251)         -
  Other                                                     26        333
                                                     ---------   --------
                                                        13,354     23,722
Loss from continuing operations before
 income taxes and  minority interest                    (5,056)   (12,547)
Provision for income taxes                               3,038      3,933
                                                     ---------   --------
Loss from continuing operations before
 minority interest                                      (8,094)   (16,480)
Minority interest                                           66         99
                                                     ---------   --------
Loss from continuing operations                         (8,160)   (16,579)
Discontinued operations:
  Loss from discontinued operations, net
   of tax (See Note E)                                  (1,356)      (429)
  Loss on sale of discontinued operations,
   net of tax (See Note E)                                   -     (1,171)
                                                     ---------   --------
                                                        (1,356)    (1,600)

Net loss                                               $(9,516)  $(18,179)
                                                     =========   ========


    See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                             March 31,
                                                         2005          2004
                                                        ------        ------

Cash flows from operating activities:
 Net loss                                              $(9,516)     $(18,179)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Loss on sale of discontinued operations
     (See Note E)                                            -         1,171
    Gain on sale of subsidiary                            (251)           -
    Depreciation and amortization                        3,800         4,978
    Amortization of deferred financing fees              1,613         1,590
    Minority interest                                       66            99
    Non-cash interest                                      134          (24)
    Deferred income taxes                                2,011         1,641
    Loss on disposal of fixed assets                         8            21
    Other                                                   15           444
    Changes in operating assets and liabilities:
      Increase in current assets                       (12,013)      (19,395)
      (Decrease)/increase in current liabilities        (1,794)       11,771
      (Increase)/decrease in non-current assets           (189)        2,222
      Increase/(decrease) in non-current liabilities     2,011           (51)
    Decrease/(increase) in net assets of
      discontinued operations                              838          (850)
                                                       -------       -------
        Net cash used in operating activities          (13,267)      (14,562)


Cash flows from investing activities:
  Proceeds from sale of fixed assets                       166           320
  Capital expenditures                                  (1,611)       (1,684)
  Net proceeds from sale of discontinued operations
    (See Note E)                                             -         6,155
  Acquisition of subsidiary                               (481)            -
  Net proceeds from sale of subsidiary                   1,075             -
                                                       -------       -------
        Net cash (used in)/provided by investing
         activities                                       (851)        4,791

Cash flows from financing activities:
  Proceeds from revolving credit facilities, net        12,319        15,958
  Repayment of long-term debt                           (3,763)       (1,140)
  Proceeds from other borrowings                         2,447           525
  Payment of financing fees                                  -        (2,164)
                                                       -------       -------
        Net cash provided by financing activities       11,003        13,179

Effect of exchange rate changes on cash                    456         1,777
                                                       -------       -------
Net (decrease)/increase in cash and cash equivalents    (2,659)        5,185
Cash and cash equivalents at beginning of period        15,412        15,517
                                                       -------       -------
Cash and cash equivalents at end of period             $12,753       $20,702
                                                       =======       =======

See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

A.  Organization
----------------

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and are of a normal recurring nature, should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2004, which are included in the Company's Annual Report filed on Form 10-K for such year (the "2004 10-K"). Results of operations for the interim periods are not necessarily indicative of annual results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51." This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Company adopted the provisions of FIN 46 as of January 1, 2005 and determined that there are no variable interest entities that the Company would be required to consolidate.

The Company has recorded income tax expense of $3,038 for the three months ended March 31, 2005 primarily attributable to foreign taxes, state taxes and the change in the Company's deferred tax liability. Due to the uncertainty of when the goodwill deferred tax liability will reverse, the Company has not considered any future reversal of the deferred tax liability related to goodwill to support the realization of deferred tax assets. Additionally, the Company continues to maintain a full valuation allowance against its deferred tax assets.

During 2004, the Company realized $88,392 of cancellation of indebtedness income as a result of modifications to certain of its outstanding debt. The Internal Revenue Code provides exceptions to the recognition of certain types of cancellation of indebtedness income for U.S federal income tax purposes. These rules will require the Company to reduce specified tax attributes which may include the reduction of net operating loss carryforwards and the tax basis of assets. However, the amount of reduction to any specific attribute is dependent upon an election not required to be made until the filing of the Company's 2004 federal tax return. It is possible that the effect of the attribute reduction could result in a decrease in the tax basis of goodwill, which would result in an increase in the Company's deferred tax liabilities and could result in a financial statement charge to income tax expense in the period when the election is made.

The Company has recorded an income tax provision for the three months ended March 31, 2005 primarily due to its foreign and state tax expense, as well as the change in its deferred tax items. The Company's domestic losses have not been benefited for federal tax purposes.

C.  Inventories
---------------

Inventories are summarized as follows:

                                       March 31,             December 31,
                                         2005                    2004
                                     ------------           -------------

       Raw materials                   $ 63,164                $ 57,453
       Work-in-process                   14,058                  13,693
       Finished goods                    59,419                  58,887
                                       --------                --------
                                       $136,641                $130,033
                                       ========                ========

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

D.  Comprehensive Loss
----------------------

Total comprehensive loss for the three months ended March 31, 2005 and 2004 was as follows:

                                          Three Months ended
                                               March 31,
                                        ----------------------
                                           2005         2004
                                          ------       ------

Net loss                                 $(9,516)     $(18,179)
Foreign currency translation                 879         2,992
                                        --------      --------
Comprehensive loss                       $(8,637)     $(15,187)
                                         =======,=     =========


E.  Discontinued Operations
---------------------------

During 2004, the Company undertook a plan to sell Electrical Design & Control ("ED&C"), a subsidiary of Kinetek. As such, the consolidated financial statements reflect ED&C as a discontinued operation in all periods presented. On May 2, 2005, the Company sold certain inventory, equipment, intellectual property assets and contracts of ED&C. This sale occurred subsequent to March 31, 2005, and has no impact on the financial statements of the Company as of that date. The results of the sale will be reflected in the quarter ended June 30, 2005.

On January 20, 2004, the Company sold certain assets and liabilities of JII Promotions' Ad Specialty and Calendar product lines to a third party for $6,155. Concurrent with the above transaction, the Company agreed to wind down the remaining activities of JII Promotions and to ultimately retain only the pension-related liabilities and various immaterial capital leases. The consolidated financial statements reflect JII Promotions as a discontinued operation in all periods presented. The Company recorded a loss on the sale of $1,171. There was no tax benefit on the loss on sale or on the loss from discontinued operations.

Summarized selected financial information for the discontinued operations are as follows:

                                           Three months ended March 31,
                                           ----------------------------
                                             2005                2004
                                             ----                ----

         Revenues                            $868              $3,687
         Loss from discontinued
          operations                       (1,356)               (429)

The major classes of assets and liabilities of the discontinued operations are as follows:

                                                        March 31,  December 31,
                                                          2005         2004
                                                        ---------  ------------

         Current assets                                 $  1,462     $  2,267
         Property, plant and equipment, net                1,130        1,134
         Other long-term assets                               30           31
                                                        --------     --------
            Total assets                                   2,622        3,432
         Current liabilities                                 726          698
                                                        --------     --------
            Net assets of discontinued
              operations                                $  1,896     $  2,734
                                                        ========     ========

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

F. Acquisition of Subsidiary
----------------------------

On March 28, 2005, the Company, through its wholly owned subsidiary, Kinetek, paid in cash the remaining acquisition cost for its September 30, 2004 acquisition of O. Thompson, a New York City-based elevator control company. The total acquisition cost was originally $887 which was subsequently adjusted to $853 during the first quarter of 2005. Of the total acquisition price, $372 was paid during 2004, and the remaining $481 was paid during the first quarter of 2005.

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

H.  Pension Plans and Other Post-Retirement Benefit Plans
---------------------------------------------------------

The components of net periodic benefit cost for the Company's pension plans for the three months ended March 31, 2005 and 2004 were as follows:

                                             Three Months Ended
                                                  March 31,
                                            ---------------------
                                             2005           2004
                                             ----           ----

Service cost                                 $177           $195
Interest cost                                 315            310
Expected return on plan assets               (296)          (270)
Prior service costs recognized                 15             15
Recognized net actuarial loss                  32             31
                                             ----           ----
   Net periodic benefit cost                 $243           $281
                                             ====           ====

The components of net periodic benefit cost for the Company's post-retirement healthcare benefit plans for the three months ended March 31, 2005 and 2004 were as follows:


                                             Three Months Ended
                                                  March 31,
                                            ---------------------
                                             2005           2004
                                             ----           ----
     Service cost                             $37            $46
     Interest cost                             55             90
     Recognized net actuarial loss              5             48
                                              ---           ----
        Net periodic benefit cost             $97           $184
                                              ===           ====

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

I.  Business Segment Information
--------------------------------

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 2004 consolidated financial statements with respect to segmentation or the measurement of segment profit or loss.

J.  Management Discussion of Liquidity
--------------------------------------

As discussed in the 2004 10-K, one of the Company's revolving credit facilities contains a provision for the step-down in maximum borrowing capacity during 2005. As of June 1, 2005, the Company's maximum borrowings under this agreement will decrease from $75,000 to $55,000. This, coupled with the facts that the Company has experienced operating losses in recent years and has used cash in operating activities, has caused the Company's executive management to evaluate various options to improve the Company's liquidity. To this end, the Company has restructured some of its outstanding debt through the Exchange Offer discussed in the 2004 10-K and the Modification and Waiver Agreements also discussed in the 2004 10-K. The effect of these transactions has been to reduce cash paid for interest in the current year as well as to provide for further reductions in debt maturity payments if certain financial performance is not achieved. In addition, the Company expects improved operating performance on a consolidated basis over the prior year. Specifically, new product development and the continued shift of manufacturing to China in the Specialty Plastics and Kinetek groups are expected to improve results. In addition, the exit of a certain unprofitable business with a specific customer and plans to improve production efficiencies within the Auto Aftermarket Group will increase operating margins. Further, the Company has evaluated its holdings of investments in affiliates and, when appropriate, will sell certain investments, similar to the sale of the Company's investments in DMS Holdings Inc, Mabis Healthcare Holdings Inc. and Flavor and Fragrance Holdings Inc. as described in the 2004 10-K. The Company believes that through its efforts discussed above, the Company will have sufficient liquidity to meet its obligations in the coming year.

M.  Sale of Subsidiary
----------------------

On March 24, 2005, the Company sold the assets of Cho-Pat, Inc. ("Cho-Pat") to Cho-Pat's management team for proceeds of $1,075. Cho-Pat is a designer and manufacturer of orthopedic related sports medicine devices and was part of the Consumer and Industrial Products segment. The Company recognized a gain of $251 related to the sale of Cho-Pat.

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

N.  Warranties
--------------

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company's product warranty accrual during the three months ended March 31, 2005 and 2004 are as follows:

                                             Three months ended
                                                  March 31,
                                             ------------------
                                               2005      2004
                                               ----      ----

          Balance, beginning of period        $2,315    $1,700
          Warranties issued                      453       525
          Change in estimate                    (225)        -
          Settlements                           (371)     (201)
                                              ------    ------
          Balance, end of period              $2,172    $2,024
                                              ======    ======

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

O.  Condensed Consolidating Financial Statements (Unaudited)

Pursuant to the Exchange Offer described in the 2004 10-K, wholly owned subsidiaries of the Company, JII Holdings, LLC and JII Holdings Finance Corporation, issued senior secured notes which have been guaranteed by the Company and certain of the Company's subsidiaries. The following condensed consolidating financial information is provided in lieu of separate financial statements for the issuers of these notes.

                                                                 Three Months Ended March 31, 2005
                               ----------------------------------------------------------------------------------------------------

                                  Jordan          JII          JII                           Non-
                                Industries      Holdings     Finance     Guarantors      Guarantors    Eliminations    Consolidated
                                ----------      --------     -------     ----------      ----------    ------------    ------------

Net Sales                        $      -       $      -     $     -      $ 89,153        $ 86,300       $      -        $ 175,453
Cost of sales,
 excluding depreciation                 -              -           -        64,536          61,073              -          125,609
Selling, general, and
 administrative expenses,
 excluding depreciation              (469)             -           -        21,871          16,314              -           37,716
Depreciation                          180              -           -         2,038           1,541              -            3,759
Amortization                            1              -           -            10              30              -               41
Management fees and other              30              -           -           (30)             30              -               30
                                 --------       --------     -------      --------        --------       --------        ---------
  Operating income                    258              -           -           728           7,312              -            8,298

Other (income) and
 expenses:
  Interest expense                  2,828            710           -         1,173           8,925              -           13,636
  Intercompany interest
   (income) expense                (1,624)        (5,369)          -         5,272           1,720              1                -
  Interest income                      (8)             -           -             -             (86)            37              (57)
  Intercompany
   management fee
   (income) expense                  (793)          (901)          -           692           1,002              -                -
  Equity in (earnings)
   losses of
   subsidiaries                     8,378          8,096           -             -               -        (16,474)               -
  (Gain)/loss on sale of
   subsidiary                        (273)             -           -            22               -              -             (251)
   Other, net                       1,266              -           -            14          (1,254)             -               26
                                 ---------      --------     -------      --------        --------       --------        ---------
                                    9,774          2,536           -         7,173          10,307        (16,436)          13,354

Loss from continuing
 operations before taxes
 and minority interest             (9,516)        (2,536)          -        (6,445)         (2,995)        16,436           (5,056)

Provision for income
 taxes                                  -              -           -           868           1,758            412            3,038
                                 --------       --------     -------      --------        --------       --------        ---------

Loss from continuing
 operations before
 minority interest                 (9,516)        (2,536)          -        (7,313)         (4,753)        16,024           (8,094)

Minority interest                       -              -           -            66               -              -               66
                                 --------       --------     -------      --------        --------       --------        ---------

Loss from continuing
 operations                        (9,516)        (2,536)          -        (7,379)         (4,753)        16,024           (8,160)

Discontinued operations:
  Loss from discontinued
   operations, net of tax               -              -           -          (716)           (640)             -           (1,356)
  Loss on sale of
   discontinued
   operations, net of tax               -              -           -             -               -              -                -
                                 --------       --------     -------      --------        --------       --------        ---------
                                        -              -           -          (716)           (640)             -           (1,356)
                                 --------       --------     -------      --------        --------       --------        ---------

Net loss                         $ (9,516)      $ (2,536)    $     -      $ (8,095)       $ (5,393)      $ 16,024        $  (9,516)
                                 ========       ========     =======      ========        ========       ========        =========

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                 Three Months Ended March 31, 2005
                               ----------------------------------------------------------------------------------------------------

                                  Jordan          JII          JII                            Non-
                                Industries      Holdings     Finance     Guarantors      Guarantors    Eliminations    Consolidated
                                ----------      --------     -------     ----------      ----------    ------------    ------------

Net Sales                        $      -       $      -      $     -      $ 90,687        $ 77,722      $      -        $ 168,409
Cost of sales,
 excluding depreciation                 -              -            -        61,649          52,672             -          114,321
Selling, general, and
 administrative expenses,
 excluding depreciation              (439)             -            -        21,812          16,632             -           38,005
Depreciation                          380              -            -         2,164           2,388             -            4,932
Amortization                            1              -            -             9              36             -               46
Management fees and other             (70)          (371)           -           371               -             -              (70)
                                 --------      ---------     --------      --------        --------      --------        ---------
  Operating income                    128            371            -         4,682           5,994             -           11,175

Other (income) and
 expenses:
  Interest expense                  7,078          6,551            -         1,097           8,933             -           23,659
  Intercompany interest
   (income) expense                (5,009)        (2,029)           -         5,975           1,062             1                -
  Interest income                    (239)            -             -            (1)            (64)           34             (270)
  Intercompany
   management fee                  (1,328)          (351)           -           738             943            (2)               -
   (income)expense
  Equity in losses
  (earnings)of
  subsidiaries                     20,960          8,742            -             -               -       (29,702)               -
  Other, net                            -              -            -            53             278             2              333
                                 --------      ---------     --------      --------        --------      --------        ---------
                                   21,462         12,913            -         7,862          11,152       (29,667)          23,722

Loss from continuing
 operations before
 taxes and minority
 interest                         (21,334)       (12,542)           -        (3,180)         (5,158)       29,667          (12,547)

Provision for income                    -              -            -           677           1,752         1,504            3,933
                                 --------      ---------     --------      --------        --------      --------        ---------
 taxes

Loss from continuing
 operations before
 minority interest                (21,334)       (12,542)           -        (3,857)         (6,910)       28,163          (16,480)

Minority interest                       -              -            -            99               -             -               99
                                 --------      ---------     --------      --------        --------      --------        ---------

Loss from continuing
 operations                       (21,334)       (12,542)           -        (3,956)         (6,910)       28,163          (16,579)

Discontinued operations:
 (Loss) income from
  discontinued                          -              -            -          (460)             31             -             (429)
  operations, net of tax
 Gain (loss) on sale of
  discontinued
  operations, net of tax            3,155              -            -        (4,326)              -             -           (1,171)
                                ---------      ---------    ---------      --------        --------      --------         --------
                                    3,155              -            -        (4,786)             31             -           (1,600)
                                ---------      ---------    ---------      --------        --------      --------         --------

Net loss                        $ (18,179)     $(12,542)    $       -      $ (8,742)       $ (6,879)     $ 28,163         $(18,179)
                                =========      ========     =========      ========        ========      ========         ========


                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                  Balance Sheet as of March 31, 2005
                               ----------------------------------------------------------------------------------------------------

                                  Jordan          JII          JII                          Non-
                                Industries      Holdings     Finance     Guarantors      Guarantors    Eliminations    Consolidated
                                ----------      --------     -------     ----------      ----------    ------------    ------------

Current assets:
    Cash and equivalents        $   1,440       $       -    $      -     $     916        $ 10,397     $       -         $ 12,753
    Intercompany receivables       22,274         (33,099)          -        (2,538)         15,437        (2,074)               -
    Accounts receivable, net            -               -           -        46,676          68,759             -          115,435
    Inventories                         -               -           -        79,513          57,128             -          136,641
    Assets of discontinued
     operations                         -               -           -         1,120           1,502             -            2,622
    Income tax receivable               -               -           -             -           2,652             -            2,652
    Prepaids and other
     current assets                 5,190               -           -         7,750           4,522        (4,788)          12,674
                                ---------       ---------    --------     ---------        --------     ---------         --------
    Total current assets           28,904         (33,099)          -       133,437         160,397        (6,862)         282,777

Property, plant and
 equipment, net                     1,577               -           -        44,474          36,875             -           82,926
Investments and advances to
 affiliates                        28,734               -           -             -          12,344             -           41,078
Investments in subsidiaries        53,032         204,805           -             -               -      (257,837)               -
Equity in earnings of
 subsidiaries                    (245,990)       (107,202)          -             -               -       353,192                -
Goodwill, net                           -               -           -        78,234         182,594       (15,724)         245,104
Intercompany notes
 receivable                        (1,000)        208,726           -             -           1,000      (208,726)               -
Other assets                          380           5,677           -         3,601           5,429             -           15,087
                                ---------       ---------    --------      --------        --------     ---------         ---------

    Total assets                $(134,363)      $ 278,907    $      -      $259,746        $398,639     $(135,957)        $666,972
                                =========       =========    ========      ========        ========     =========         ========

Current liabilities:
  Accounts payable              $       -       $       -    $      -      $ 27,670        $ 36,495     $       -         $ 64,165
  Accrued liabilities              34,790           3,756           -        26,531          23,737        (5,394)          83,420
  Liabilities of
   discontinued operations              -               -           -             -             726             -              726
  Intercompany payables                 -               -           -       (13,203)          6,861         6,342                -
  Current portion of long
   term debt                          250               -           -         5,254          18,799             -           24,303
                                ---------       ---------    --------     ---------        --------     ---------         --------
  Total current liabilities        35,040           3,756           -        46,252          86,618           948          172,614

Long term debt                    121,902         218,400           -        58,072         300,238             -          698,612
Other non current
 liabilities                       12,779               -           -         8,735           5,664             -           27,178
Intercompany payables             (50,424)              -           -       227,428          31,722      (208,726)               -
Deferred income taxes              (1,637)              -           -       (13,196)         30,591           615           16,373
Minority interest                       -               -           -         1,069               -             -            1,069
Preferred stock of a
 subsidiary                          (350)              -           -        38,587           2,799       (38,237)           2,799

Shareholders equity (deficit)
                                 (251,673)         56,751           -      (107,201)        (58,993)      109,443         (251,673)
                                ---------       ---------    --------     ---------        --------     ---------         --------
    Total liabilities and
     shareholders equity        $(134,363)      $ 278,907    $      -     $ 259,746        $398,639     $(135,957)        $666,972
                                =========       =========    ========     =========        ========     =========         ========


                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                               Balance Sheet as of December 31, 2004
                               ----------------------------------------------------------------------------------------------------

                                  Jordan          JII          JII                            Non-
                                Industries      Holdings     Finance     Guarantors      Guarantors    Eliminations    Consolidated
                                ----------      --------     -------     ----------      ----------    ------------    ------------

Current assets:
    Cash and equivalents        $   2,152       $      -     $     -      $  1,693        $ 11,567       $       -        $ 15,412
    Intercompany receivables        9,543        (25,053)          -        (2,245)         14,931           2,824               -
    Accounts receivable, net            -              -           -        42,656          66,898               -         109,554
    Inventories                         -              -           -        73,883          56,150               -         130,033
    Assets of discontinued
     operations                         -              -           -         1,409           2,023               -           3,432
    Income tax receivable               -              -           -             -           3,631               -           3,631
    Prepaids and other
     current assets                 4,625              -           -         9,236           4,878          (6,376)         12,363
                                ---------       --------     -------      --------        --------       ---------        --------
    Total current assets           16,320        (25,053)          -       126,632         160,078          (3,552)        274,425

Property, plant and
 equipment, net                     1,721              -           -        45,828          37,487               -          85,036
Investments and advances to
 affiliates                        28,538              -           -             -          12,344               -          40,882
Investments in subsidiaries        52,241        202,512           -             -               -        (254,753)              -
Equity in earnings of
 subsidiaries                    (222,701)       (82,684)          -             -               -         305,385               -
Goodwill, net                           -              -           -        78,648         182,385         (15,724)        245,309
Intercompany notes
 receivable                        (1,000)       204,871           -             -           1,000        (204,871)              -
Other assets                          395          6,387           -         3,887           6,085               -          16,754
                                ---------      ---------    --------      --------        --------       ---------        --------
    Total assets                $(124,486)     $ 306,033    $      -      $254,995        $399,379       $(173,515)       $662,406
                                =========      =========    ========      ========        ========       =========        ========

Current liabilities:
    Accounts payable            $       -      $       -    $      -      $ 25,662        $ 37,134       $       -        $ 62,796
    Accrued liabilities            37,895          9,389           -        22,662          18,277          (6,772)         81,451
    Liabilities of
     discontinued
     operations                         -              -           -           150             548               -             698
    Intercompany payables               -              -           -       (15,740)          4,501          11,239               -
    Current portion of long
     term debt                        250              -           -         5,387          22,237               -          27,874
                                ---------      ---------    --------      --------        --------       ---------       ---------

    Total current liabilities      38,145          9,389           -        38,121          82,697           4,467         172,819

Long term debt                    121,890        224,033           -        41,779         301,697               -         689,399
Other non current
 liabilities                       10,830              -           -         8,711           5,626               -          25,167
Intercompany payables             (50,384)             -           -       223,537          31,722        (204,875)              -
Deferred income taxes              (1,636)             -           -       (13,497)         29,388               -          14,255
Minority interest                       -              -           -         1,003               -               -           1,003
Preferred stock of a
 subsidiary                          (350)             -           -        38,025           2,744         (37,675)          2,744

Shareholders equity (deficit)    (242,981)        72,611           -       (82,684)        (54,495)         64,568        (242,981)
                                ---------      ---------    --------      --------        --------       ---------       ---------
    Total liabilities and
     shareholders equity        $(124,486)      $306,033    $      -      $254,995        $399,379       $(173,515)      $ 662,406
                                ==========      ========    ========      ========        ========       =========       =========


                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                        Three Months Ended March 31, 2005
                               ----------------------------------------------------------------------------------------------------

                                  Jordan          JII          JII                          Non-
                                Industries      Holdings     Finance     Guarantors      Guarantors    Eliminations    Consolidated
                                ----------      --------     -------     ----------      ----------    ------------    ------------


Net cash (used in) provided
 by operating activities         $(1,751)       $      -     $     -     $(16,193)        $ 4,677        $      -        $(13,267)

Cash flows from investing
 activities
  Proceeds from sales of
   fixed assets                        -               -           -           92              74               -             166
  Capital expenditures               (36)              -           -         (836)           (739)              -          (1,611)
  Net proceeds from sale of
   discontinued operations             -               -           -            -               -               -               -
  Acquisition of subsidiary            -               -           -            -            (481)              -            (481)
  Net proceeds from sale of
   subsidiary                       1,075              -           -            -               -               -           1,075
                                  -------       --------    --------     --------         -------        --------        --------
Net cash provided by (used
 in) investing activities           1,039              -           -         (744)         (1,146)              -            (851)

Cash flows from financing
 Activities
  Proceeds from revolving
   credit facilities, net               -              -           -       16,509          (4,190)              -          12,319
  Repayment of long term                -              -           -         (349)         (3,414)              -          (3,763)
   debt
  Proceeds from other
   borrowings                           -              -           -            -           2,447               -           2,447
  Payment of deferred
   financing costs                      -              -           -            -               -               -               -
                                  -------       --------    --------     --------         -------        --------        --------
Net cash provided by
 (used in) financing
 activities                             -              -           -       16,160          (5,157)              -          11,003

Effect of exchange rate
 changes on cash                        -              -           -            -             456               -             456
                                  -------       --------    --------     --------         -------        --------        --------
Net decrease in
 cash and equivalents                (712)             -           -         (777)         (1,170)              -          (2,659)
Cash and equivalents at
 beginning of period                2,152              -           -        1,693          11,567               -          15,412
                                  -------       --------    --------     --------         -------        --------        --------
Cash and equivalents at
 end of period                    $ 1,440       $      -    $      -     $    916         $10,397        $      -        $ 12,753
                                  =======       ========    ========     ========         =======        ========        ========



                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                        Three Months Ended March 31, 2004
                               ----------------------------------------------------------------------------------------------------

                                  Jordan          JII          JII                          Non-
                                Industries      Holdings     Finance     Guarantors      Guarantors    Eliminations    Consolidated
                                ----------      --------     -------     ----------      ----------    ------------    ------------




Net cash used in operating
 activities                     $  (7,289)      $  2,164     $     -     $ (11,623)       $   2,186      $      -       $ (14,562)

Cash flows from investing
 activities
   Proceeds from sales of
    fixed assets                        -              -           -           306               14             -             320
   Capital expenditures               (19)             -           -          (768)            (897)            -          (1,684)
   Net proceeds from sale of
    discontinued operations         6,155              -           -             -                -             -           6,155
                                ---------       --------    --------     ---------        ---------      --------       ---------
Net cash provided by (used
 in) investing activities           6,136              -           -          (462)            (883)            -           4,791
Cash flows from financing
 activities
   Proceeds from revolving
    credit facility                     -              -           -        11,700            4,258             -          15,958
   Repayment of long term
    debt                               (5)             -           -          (532)            (603)            -          (1,140)
   Proceeds from other
    borrowings                          -              -           -             -              525             -             525
   Payment of financing fees            -         (2,164)          -             -                -             -          (2,164)
                                ---------       --------    --------     ---------        ---------      --------       ---------
Net cash (used in) provided
 by financing activities               (5)        (2,164)          -        11,168            4,180             -          13,179

Effect of exchange rate
 changes on cash                        -              -           -             -            1,777             -           1,777
                                ---------       --------    --------     ---------        ---------      --------       ---------
Net (decrease) increase
 in cash and equivalents           (1,158)             -           -          (917)           7,260             -           5,185
Cash and equivalents at
 beginning of period                6,301              -           -         1,738            7,478             -          15,517
                                ---------       --------    --------     ---------        ---------      --------       ---------
Cash and equivalents at
 end of period                  $   5,143       $      -    $      -     $     821        $  14,738      $              $  20,702
                                =========       ========    ========     =========        =========      ========       =========


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2004 10-K and the financial statements and the related notes thereto.

Results of Operations
---------------------

Summarized below are the net sales, operating income (loss) and operating margins (as defined) for each of the Company's business segments for the three month periods ended March 31, 2005 and 2004. Due to the sale of ED&C, a subsidiary of Kinetek, in the second quarter of 2005 the results of ED&C have been classified as discontinued operations in all periods presented. (See Note E to the financial statements.) The following discussion reviews the following segment data and certain of the consolidated financial data for the Company.

                                            Three Months Ended
                                                  March 31,
                                         -------------------------
                                            2005             2004
                                            ----             ----
Net Sales:
Specialty Printing and Labeling          $ 12,297         $ 12,482
Jordan Specialty Plastics                  38,996           35,316
Jordan Auto Aftermarket                    30,004           33,839
Kinetek                                    80,277           73,113
Consumer and Industrial Products           13,879           13,659
                                         --------         --------
   Total                                 $175,453         $168,409
                                         ========         ========

Operating Income (Loss):
Specialty Printing and Labeling          $  1,250         $  1,166
Jordan Specialty Plastics                   1,372            1,833
Jordan Auto Aftermarket                       (89)           2,493
Kinetek                                     7,077            6,665
Consumer and Industrial Products           (1,992)          (1,078)
                                         --------         --------
   Total(a)                              $  7,618         $ 11,079
                                         ========         ========

Operating Margin(b)
Specialty Printing and Labeling             10.2%             9.3%
Jordan Specialty Plastics                    3.5%             5.2%
Jordan Auto Aftermarket                    (0.3)%             7.4%
Kinetek                                      8.8%             9.1%
Consumer and Industrial Products          (14.4)%           (7.9)%
   Total                                     4.3%             6.6%

----------------
(a) Before corporate overhead and management fees of $(680) and $(96) for the three months ended March 31, 2005 and 2004, respectively.

(b) Operating margin is operating income (loss) divided by net sales.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


   Consolidated Results.  (See Condensed Consolidated Statement of Operations.)
   --------------------

Net sales for continuing operations increased $7.0 million, or 4.2%, to $175.5 million for the first quarter of 2005 from $168.4 million for the same period last year. The increase in sales was primarily due to strong growth for Kinetek and Jordan Specialty Plastics which grew 9.8% and 10.4%, respectively. These increases were partially offset by a 11.3% decline in the Automotive Aftermarket segment largely resulting from the discontinuation of business with a large customer in the climate control segment. The improved economy helped both the Kinetek and Jordan Specialty Plastics segments but most of the growth in these segments continues to result from the introduction of new products and market share gains in several niche markets. Kinetek also benefited from sales of products designed and produced by the recently acquired O. Thompson subsidiary.

Operating income from continuing operations decreased $2.9 million, or 25.7%, to $8.3 million for the first quarter of 2005 from $11.2 million for the same period last year. The decrease in operating income was primarily due to the decline in operating income at Automotive Aftermarket and to a lesser extent Jordan Specialty Plastics and Welcome Home. Operating income for Kinetek and Specialty Printing and Labeling improved by 6.2% and 7.4% respectively. Raw material inflation compressed product margins at Kinetek and Jordan Specialty Plastics in the first quarter. Beginning in the second half of 2004, all companies began to pass along some of these costs to their customers with greater success but to a lesser extent than the increased cost. The decrease in operating income for the Automotive Aftermarket was mostly due to lower sales volumes and production inefficiencies resulting from consigned parts shortages in the torque converter business.

The Company has recorded income tax expense of $3,038 for the three months ended March 31, 2005 primarily attributable to foreign taxes, state taxes and the change in the Company's deferred tax liability. Due to the uncertainty of when the goodwill deferred tax liability will reverse, the Company has not considered any future reversal of the deferred tax liability related to goodwill to support the realization of deferred tax assets. Additionally, the Company continues to maintain a full valuation allowance against its deferred tax assets.

During 2004, the Company realized $88,392 of cancellation of indebtedness income as a result of modifications to certain of its outstanding debt. The Internal Revenue Code provides exceptions to the recognition of certain types of cancellation of indebtedness income for U.S federal income tax purposes. These rules will require the Company to reduce specified tax attributes which may include the reduction of net operating loss carryforwards and the tax basis of assets. However, the amount of reduction to any specific attribute is dependent upon an election not required to be made until the filing of the Company's 2004 federal tax return. It is possible that the effect of the attribute reduction could result in a decrease in the tax basis of goodwill, which would result in an increase in the Company's deferred tax liabilities and could result in a financial statement charge to income tax expense in the period when the election is made.

    Specialty Printing and Labeling. As of March 31, 2005, the Specialty Printing and Labeling group ("SPL") consisted of Valmark, Pamco, and Seaboard.

Net sales of continuing operations decreased $0.2 million, or 1.5%, to $12.3 million for the first quarter of 2005 from $12.5 million for the same period last year. Revenues for Valmark product lines were up 15%, while sales of Pamco labels and Seaboard folding box products declined 9% and 6%, respectively, in the first quarter. Sales related to membrane switch products at Valmark were up well over last year largely driven by sales in the medical equipment market.

Operating income from continuing operations increased $0.1 million, or 7.4%, to $1.3 million for the first quarter of 2005 from $1.2 million for the same period last year. The increase in operating income is largely due to cost savings generated by a management reorganization and reduction in employment at Valmark. These savings were partially offset by the sales decreases at the other operating companies.

    Jordan Specialty Plastics. As of March 31, 2005, the Jordan Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales increased $3.7 million, or 10.4%, to $39.0 million for the first quarter of 2005 from $35.3 million for the same period last year. The increased sales were the result of a stronger economy, the introduction of several new products, market share gains, and selling price increases which only partially offset the dramatic increase in raw material costs in 2004 and in the first

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

quarter of 2005. Revenues were up significantly at several of the superstore retailers for both hardware and office products as a result of market share gains and the introduction of several new products. Strong sales with the superstore retailers for office products were partially offset by lower sales with several of the large distributors. Chairmat sales increased significantly in the first quarter with the largest increases coming from distributors and international markets. Increased sales of bike related products and safety reflectors for commercial trucks also contributed to the overall sales growth.

Operating income decreased $0.5 million, or 25.2%, to $1.4 million for the first quarter of 2005 from $1.8 million for the same period last year. The decrease in operating income is largely due to raw material inflation and to a lesser extent the sales mix experienced in the first quarter. Selling price increases continued to be more than offset by significant raw material price increases. Resin prices continued to increase significantly in the first quarter compared with both the first quarter of 2004 as well as the fourth quarter of 2004. Metals based raw material increases slowed from the fourth quarter of 2004 but were significant compared with the first quarter of last year. The Company continues to pursue cost reduction initiatives and price increases to overcome the raw material inflation plaguing the industry.

       Jordan Auto Aftermarket. As of March 31, 2005, the Jordan Auto Aftermarket group ("JAAI") consisted of Dacco, Alma and Atco.

Net sales decreased $3.8 million, or 11.3%, to $30.0 million for the first quarter of 2005 from $33.8 million for the same period last year. The continued reduction in the volume of transmission repairs due to improved original equipment quality and the implementation of new warranty policies of automotive manufacturers in 2003 was a significant contributor to the decline. In addition, the discontinuation of business with a large customer in the climate control market represented $1.9 million of sales decrease. The climate control market continues to be soft as inventories appear to be at acceptable levels and customers are wary of building inventory due to the cool spring and a cool summer in 2004. This decrease was partially offset by the introduction of new torque converter products in the second half of 2004 as well as the opening of new DACCO retail distribution centers in targeted locations. Sales of tubing assemblies and fittings for the truck market were up significantly in the first quarter building momentum from a strong 2004. The growth in the truck market is due to a stronger economy and many companies updating their fleets in advance of the new emissions standards set to become effective in 2007. Selling price increases on certain product lines in the third and fourth quarters of 2004 also partially offset the market softness in both the climate control and torque converter remanufacturing segments.

Operating income decreased $2.6 million to a loss of $0.1 million for the first quarter of 2005 from $2.5 million for the same period last year. The sales decline in the torque converter aftermarket segment had a significant impact on the decline in operating income specifically due to the high fixed cost nature of the business. In addition, operating income was negatively impacted by a contractual price reduction for a large customer and production inefficiencies resulting from consigned parts shortages in the torque converter business. The decreases in operating income for the torque converter and climate control segments were nominally offset by increased operating income associated with the sales of tubing assemblies and fittings in the truck market.

       Kinetek. As of March 31, 2005, the Kinetek group consisted of Imperial Group, Merkle-Korff, FIR, Motion Control, Advanced DC and DeSheng.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

Net sales for the three months ended March 31, 2005 were $80.3 million, an increase of $7.2 million, or 9.8% from the same period in 2004. Sales of Kinetek's motors segment were $60.2 million, an increase of 11.4%, or $6.2 million from $54.0 million posted in the first quarter of the previous year. Sales of subfractional motor products were $19.9 million, an increase of $0.8 million, or 4.4%, from the first quarter of 2004. The increase was driven by sales of a product introduced during the fourth quarter of 2004 to a certain restaurant equipment customer. This project has been substantially completed, and Kinetek expects lower sales of this product after the first quarter of 2005. Sales of products used by major appliance customers were about flat with the previous year, with the loss of business value-added subassembly products substantially replaced by sales of a new product to a certain major appliance customer which began during the third quarter of 2004, and which is expected to continue. Sales of fractional and integral motor products increased $5.3 million, or 15.2%, to $40.3 million from the year-earlier first quarter sales of $35.0 million. The increase in sales was driven by share gains for DC motors used in battery-electric golf cars, and to improvements in North American markets for motors used in material handling and commercial floor care equipment. Sales in European markets which are served by Kinetek's FIR Group of subsidiaries continued to be difficult, with sales in local currency declining 5.8% for the 2005 quarter compared with the previous year. This decline was mostly offset by the favorable impact of translation, which added $0.5 million in sales over the first quarter of 2004. First quarter 2005 sales for Kinetek's controls segment were $20.1 million, an increase of $1.0 million, or 5.3%, from the same period of 2004. The increased sales were attributable to sales of elevator control products that were designed and produced by Kinetek's recently acquired O. Thompson subsidiary, which were partially offset by a somewhat softer market for elevator control products in comparison to the first quarter of 2004.

Operating income for the first quarter of 2005 was $7.1 million, an increase of $0.4 million, or 6.2%, from the same period of the previous year. Operating income for the first three months of 2005 in the motors segment was $8.6 million, an increase of $0.1 million, or 1.4% higher than in 2004's first quarter. Operating income for the controls segment was $2.0 million, an increase of $0.1 million, or 4.8% from the corresponding quarter of the prior year. Total Kinetek gross margin was $23.6 million, which was $0.4 million, or 1.8% lower than in 2004. Gross margin as a percentage of sales decreased to 29.4% in 2005, from 32.9% in 2004. The decrease in margin percentage is attributable to a combination of factors, the most significant of which are: 1) During the first quarter of 2005, Kinetek continued to experience significant inflation on metal (primarily copper and steel) components used in the assembly of motor products, as well as on freight and plastic resins. Competitive pressures in Kinetek's principal markets have made it difficult to pass along these higher costs to its customers in the form of higher prices and 2) several sizable pieces of market share gained in the golf car, material handling, and floor care segments carry lower margins than Kinetek's historical levels. It has been Kinetek's recent strategy to capture share gains at competitive prices and to expand margins as we gain volume leverage and implement planned cost reductions.

       Consumer and Industrial Products. As of March 31, 2005, the Consumer and Industrial Products group consisted of Welcome Home LLC and its two divisions, Cape Craftsmen and Welcome Home, and GramTel.

Net sales increased $0.2 million, or 1.6%, to $13.9 million for the first quarter of 2005 from $13.7 million for the same period last year. Sales for Welcome Home decreased 1.4% in first quarter while third party sales for Cape Craftsman increased 27% from prior year. Comparable store sales at Welcome Home decreased 8% in the first quarter. The decline in comparable Welcome Home store sales was primarily the result of a difficult retail environment in Welcome

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

Home's category in outlet malls. Welcome Home is currently transitioning to a new merchandising strategy emphasizing a more focused product offering.

Operating loss increased $0.9 million to a loss of $2.0 million for the first quarter of 2005 from a loss of $1.1 million for the same period last year. Merchandise margins decreased at Welcome Home largely due to promotional discounts used to increase the turnover of seasonal and discontinued inventory and to continue the migration to a new merchandising strategy. The decrease in operating income at Welcome Home was partially offset by increased operating income associated with the higher sales at Cape Craftsman.

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

The Company had approximately $108.3 million of working capital at March 31, 2005 compared to approximately $98.9 million at December 31, 2004.

Operating activities. Net cash used in operating activities for the three months ended March 31, 2005 was $13.3 million. This was relatively consistent with cash used in operating activities for the same period in 2004.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2005 was $0.9 million compared to net cash provided by investing activities of $4.8 million during the same period in 2004. This decrease in net cash provided was primarily due to net proceeds of $6.2 million from the sale of the Ad Specialty and Calendar divisions of JII Promotions in the first quarter of 2004. This was partially offset by the proceeds of $1.1 million received from the sale of Cho-Pat in the first quarter of 2005.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2005 was $11.0 million compared to net cash provided by financing activities of $13.2 million during the same period in 2004. This decrease was primarily due to lower net proceeds from revolving credit agreements of $3.6 million.

The Company is party to two credit agreements under which the Company is able to borrow up to $110.0 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature in 2005 and 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of March 31, 2005, the Company had approximately $22.4 million of available funds under these arrangements.

In conjunction with the Exchange Offer completed by the Company in February 2004 (see 2004 10-K), one of the Company's revolving credit facilities was amended to reduce, over time, the maximum loan commitment under the facility. As of December 31, 2004, the maximum loan commitment under the facility was $75.0 million. As of June 1, 2005, that commitment will be reduced to $55.0 million and again to $45.0 million as of March 1, 2006 and through the remaining life of the agreement. At this time, the Company does not expect the decrease in available funds in the current year to have a material impact on its operations.

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

As discussed above, one of the Company's revolving credit facilities contains a provision for the step-down in maximum borrowing capacity during 2005. As of June 1, 2005 the Company's maximum borrowings under this agreement will decrease from $75.0 million to $55.0 million. This, coupled with the facts that the Company has experienced operating losses in recent years and has used cash in operating activities, has caused the Company's executive management to evaluate various options to improve the Company's liquidity. To this end, the Company has restructured some of its outstanding debt through the Exchange Offer discussed in the 2004 10-K and the Modification and Waiver Agreements also discussed in the 2004 10-K. The effect of these transactions has been to reduce cash paid for interest in the current year as well as to provide for further reductions in debt maturity payments if certain financial performance is not achieved. In addition, the Company expects improved operating performance on a consolidated basis over the prior year. Specifically, new product development and the continued shift of manufacturing to China in the Specialty Plastics and Kinetek groups are expected to improve results. In addition, the exit of a certain unprofitable business with a specific customer and plans to improve production efficiencies within the Auto Aftermarket Group will increase operating margins. Further, the Company has evaluated its holdings of investments in affiliates and, when appropriate, will sell certain investments, similar to the sale of the Company's investments in DMS Holdings Inc, Mabis Healthcare Holdings Inc. and Flavor and Fragrance Holdings Inc. as described in the 2004 10-K. The Company believes that through its efforts discussed above, the Company will have sufficient liquidity to meet its obligations in the coming year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


Item 3. Quantitative and Qualitative Disclosures About Market Risks
-------------------------------------------------------------------

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At March 31, 2005, the Company had $58.9 million of variable rate debt outstanding. A one-percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.6 million. The Company does not believe that its market risk financial instruments on March 31, 2005 would have a material effect on future operations or cash flows.

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

Part II. OTHER INFORMATION



Item 1.            Legal Proceedings
                   -----------------

                   None


Item 2.            Unregistered Sales of Securities and Use of Proceeds
                   ----------------------------------------------------

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


                                              JORDAN INDUSTRIES, INC.



May 16, 2005                            By:   /s/ Norman R. Bates
                                              -----------------------
                                              Norman R. Bates
                                              Chief Financial Officer

                                  EXHIBIT INDEX

    Exhibit
    Number                         Description
     31(a) Certificate of Chief Executive Officer pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)
     31(b) Certificate of Chief Financial Officer pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)