Form 10-Q
period 2005-06-30
JORDAN INDUSTRIES INC
filed 2005-08-15
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            -----------------------


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2005            Commission File Number 33-24317

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

       The number of shares outstanding of Registrant's Common Stock as of August 15, 2005: 98,501.0004.

                            JORDAN INDUSTRIES, INC.

                                     INDEX


Part I. Financial Information                                          Page No.
-----------------------------                                          --------

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets at June 30, 2005
        (Unaudited) and December 31, 2004                                   3

      Condensed Consolidated Statements of Operations for the
        Three Months Ended June 30, 2005 and 2004 (Unaudited)
        and the Six Months Ended June 30, 2005 and 2004 (Unaudited)         4

      Condensed Consolidated Statements of Cash Flows for
        the Six Months Ended June 30, 2005 and 2004 (Unaudited)             5

      Notes to Condensed Consolidated Financial Statements (Unaudited)      6

   Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                19

   Item 3. Quantitative and Qualitative Disclosures About Market Risk      26

   Item 4. Controls and Procedures                                         26


Part II. Other Information                                                 27
--------------------------

   Item 1. Legal Proceedings

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   Item 3. Defaults Upon Senior Securities

   Item 4. Submissions of Matters to a Vote of Security Holders

   Item 5. Other Information

   Item 6. Exhibits

                            JORDAN INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                June 30,      December 31,
                                                                  2005            2004
                                                               ----------     ------------
                                                              (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                                      $16,395        $ 15,412
  Accounts receivable, net                                       119,751         109,554
  Inventories                                                    134,852         130,033
  Assets of discontinued operations (See Note E)                   2,372           3,432
  Income tax receivable                                            1,625           3,631
  Prepaid expenses and other current assets                       11,375          12,363
                                                                --------        --------
    Total Current Assets                                         286,370         274,425

Property, plant and equipment, net                                81,252          85,036
Investments in and advances to affiliates                         31,781          40,882
Goodwill, net                                                    244,899         245,309
Other assets                                                      13,611          16,754
                                                                --------        --------
    Total Assets                                                $657,913        $662,406
                                                                ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                                               $66,840        $ 62,796
  Accrued liabilities                                             80,818          81,451
  Liabilities of discontinued operations (See Note E)                213             698
  Current portion of long-term debt                               31,181          27,874
                                                                --------        --------
    Total Current Liabilities                                    179,052         172,819

Long-term debt, less current portion                             677,971         689,399
Other non-current liabilities                                     29,491          25,167
Deferred income taxes                                             17,481          14,255
Minority interest                                                  1,115           1,003
Preferred stock of a subsidiary                                    2,855           2,744

Shareholders' Equity (net capital deficiency):
  Common stock $.01 par value: 100,000 shares
   authorized and 98,501 shares issued and
   outstanding                                                         1               1
  Additional paid-in capital                                       2,116           2,116
  Accumulated other comprehensive income                           3,468           3,685
  Accumulated deficit                                           (255,637)       (248,783)
                                                                --------        --------
    Total Shareholders' Equity (net capital
     deficiency)                                                (250,052)       (242,981)
                                                                --------        --------
    Total Liabilities and Shareholders'
     Equity (net capital deficiency)                            $657,913        $662,406
                                                                ========        ========



See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                    June 30,                      June 30,
                                                                            -----------------------       ------------------------
                                                                              2005           2004            2005           2004
                                                                             ------         ------          ------         ------


Net sales                                                                   $188,145       $190,827        $363,598       $359,236
Cost of sales, excluding
 depreciation                                                                134,371        131,081        $259,980        245,948
Selling, general and administrative
 expenses, excluding depreciation                                             35,917         37,195          73,633         74,654
Depreciation                                                                   3,596          4,159           7,355          9,091
Amortization                                                                      42             52              83             98
Income from sale of affiliates (see Note M)                                   (4,410)        (7,954)         (4,410)        (7,954)
Management fees and other                                                       (626)           317            (596)           247
                                                                            --------       --------        --------       --------

Operating income                                                              19,255         25,977          27,553         37,152

Other (income) expenses:
  Interest expense                                                            13,827         15,232          27,463         38,891
  Interest income                                                                (23)        (1,562)            (80)        (1,832)
  Gain on sale of subsidiary (see Note K)                                          -              -            (251)             -
  Other                                                                           26           (693)             52           (360)
                                                                            --------       --------        --------       --------
                                                                              13,830         12,977          27,184         36,699
                                                                            --------       --------        --------       --------
Income from continuing operations before
 income taxes and  minority interest                                           5,425         13,000             369            453

Provision for income taxes                                                     3,318          2,025           6,356          5,958
                                                                            --------       --------        --------       --------

Income/(Loss) from continuing operations
 Before minority interest                                                      2,107         10,975          (5,987)        (5,505)

Minority interest                                                                 46             62             112            161
                                                                            --------       --------        --------       --------

Income/(Loss) from continuing operations                                       2,061         10,913          (6,099)        (5,666)

Discontinued operations:
  Loss from discontinued operations, net
   of tax (See Note E)                                                          (790)        (2,140)         (2,146)        (2,569)
  Gain/(Loss)on sale of discontinued
   operations, net of tax (See Note E)                                         1,502              -           1,502         (1,171)
                                                                            --------       --------        --------       --------

Net Income/(Loss)                                                           $  2,773       $  8,773        $ (6,743)      $ (9,406)
                                                                            ========       ========        ========       ========


See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                         June 30,
                                                              ----------------------------
                                                                2005                2004
                                                               ------              ------

Cash flows from operating activities:
 Net loss                                                     $(6,743)            $(9,406)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    (Gain)/loss on sale of discontinued operations
     (See Note E)                                              (1,502)              1,171
    Gain on sale of subsidiary (See Note K)                      (251)                  -
    Income from sale of affiliates (See Note M)                (4,410)             (7,954)
    Depreciation and amortization                               7,438               9,189
    Amortization of deferred financing fees                     3,219               4,539
    Minority interest                                             112                 161
    Non-cash interest                                             274                  96
    Deferred income taxes                                       3,119               2,453
    Loss/(Gain) on disposal of fixed assets                        10                (196)
    Other                                                        (339)                 17
    Changes in operating assets and liabilities:
      Increase in current assets                              (14,138)            (36,669)
      (Decrease)/increase in current liabilities               (7,323)             12,547
      Decrease in non-current assets                            9,433               2,689
      Increase/(decrease) in non-current liabilities            4,324                (728)
    Decrease in net assets of discontinued operations             575                 812
                                                              -------             -------
        Net cash used in operating activities                  (6,202)            (21,279)

Cash flows from investing activities:
  Proceeds from sale of fixed assets                              374                 796
  Capital expenditures                                         (3,470)             (3,690)
  Net proceeds from sale of discontinued operations
    (See Note E)                                                1,002               6,155
  Acquisition of subsidiary (See Note F)                         (481)                  -
  Net proceeds from sale of affiliates (See Note M)             6,600              27,207
  Net proceeds from sale of subsidiary (See Note K)             1,075                   -
                                                              -------             -------
        Net cash provided by investing activities               5,100              30,468

Cash flows from financing activities:
  Proceeds from revolving credit facilities, net                4,733               4,376
  Repayment of long-term debt                                  (5,627)            (10,653)
  Proceeds from other borrowings                                3,398               5,224
  Payment of financing fees                                         -              (3,498)
                                                              -------             -------
        Net cash provided by/(used in)investing                 2,504              (4,551)
            activities

Effect of exchange rate changes on cash                          (419)                887
                                                              -------             -------
Net Increase in cash and cash equivalents                         983               5,525
Cash and cash equivalents at beginning of period               15,412              15,517
                                                              -------             -------
Cash and cash equivalents at end of period                    $16,395             $21,042
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

The Company has recorded income tax expense of $6,356 for the six months ended June 30, 2005 primarily attributable to foreign taxes, state taxes and the change in the Company's deferred tax liability. Due to the uncertainty of when the goodwill deferred tax liability will reverse, the Company has not considered any future reversal of the deferred tax liability related to goodwill to support the realization of deferred tax assets. Additionally, the Company continues to maintain a full valuation allowance against its deferred tax assets.

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

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

C.  Inventories

Inventories are summarized as follows:

                                        June 30,             December 31,
                                          2005                   2004
                                      -----------            -----------

       Raw materials                    $60,933                $ 57,453
       Work-in-process                   13,633                  13,693
       Finished goods                    60,286                  58,887
                                       --------                --------
                                       $134,852                $130,033
                                       ========                ========

D. Comprehensive Income/(Loss)

Total comprehensive income/(loss) for the three months and six months ended June 30, 2005 and 2004 was as follows:


                                     Three Months ended           Six Months ended
                                           June 30,                June 30, 2005
                                   ----------------------     ----------------------
                                     2005          2004          2005          2004
                                    ------        ------        ------        ------


Net income/(loss)                   $2,773        $ 8,773       $(6,743)      $(9,406)
Foreign currency translation        (1,096)       (1,554)          (217)        1,438
                                   -------       -------        -------       -------
Comprehensive income/(loss)         $1,677       $ 7,219        $(6,960)      $(7,968)
                                    ======       =======        =======       =======

E.  Discontinued Operations

During 2004, the Company undertook a plan to sell Electrical Design & Control ("ED&C"), a subsidiary of Kinetek. As such, the consolidated financial statements reflect ED&C as a discontinued operation in all periods presented. On May 2, 2005, the Company sold certain inventory, equipment, intellectual property assets and contracts of ED&C. The Company no longer has any ownership interest in ED&C, however it will continue to collect on the outstanding receivables which were not sold and pay the remaining accounts payable not assumed.

On January 20, 2004, the Company sold certain assets and liabilities of JII Promotions' Ad Specialty and Calendar product lines to a third party for $6,155. Concurrent with the transaction, the Company agreed to wind down the remaining activities of JII Promotions and to ultimately retain only the pension-related liabilities and various immaterial capital leases. The consolidated financial statements reflect JII Promotions as a discontinued operation in all periods presented. The Company recorded a loss on the sale of $1,171 in 2004. In the second quarter of 2005, the Company reached a final settlement with the purchasers of JII Promotions which provided additional proceeds to the Company of $1,502, $1,002 of which was paid in cash and $500 of which was evidenced by promissory notes to be paid in 2006 and 2007. The $1,502 of additional proceeds has been recorded as a gain on the sale of discontinued operations in the Company's income statement. There was no tax impact on the gain or loss on sale or on the loss from discontinued operations.

Summarized selected financial information for the discontinued operations are as follows:

                                     Three months ended             Six months ended
                                           June 30,                     June 30,
                                   -----------------------        --------------------
                                     2005           2004            2005         2004
                                    ------         ------          ------       ------

      Revenues                       $211         $2,340           $1,079       $6,026
      Loss from discontinued
       operations                    (790)        (2,140)          (2,146)      (2,569)

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


The major classes of assets and liabilities of the discontinued operations are as follows:
                                            June 30,        December 31,
                                              2005              2004
                                           ----------      -------------

 Current assets                             $ 1,222           $ 2,267
 Property, plant and equipment, net           1,120             1,134
 Other long-term assets                          30                31
                                            -------           -------
    Total assets                              2,372             3,432

 Current liabilities                            213               698
                                            -------           -------
 Net assets of discontinued
      Operations                            $ 2,159           $ 2,734
                                            =======           =======

F. Acquisition of Subsidiary

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

H. Pension Plans and Other Post-Retirement Benefit Plans

The components of net periodic benefit cost for the Company's pension plans for the three months and six months ended June 30, 2005 and 2004 were as follows:

                                     Three Months Ended              Six Months Ended
                                    --------------------           --------------------
                                           June 30,                      June 30,
                                           --------                      --------
                                     2005           2004            2005           2004
                                     ----           ----            ----           ----

Service cost                         $177           $195            $354           $390
Interest cost                         315            310             630            620
Expected return on plan assets       (296)          (270)           (592)          (540)
Prior service costs recognized         15             15              30             30
Recognized net actuarial loss          32             31              64             62
                                     ----           ----            ----           ----
   Net periodic benefit cost         $243           $281            $486           $562
                                     ====           ====            ====           ====

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

During the second quarter of 2005, one of the Company's subsidiaries, Alma Products, negotiated and approved certain changes to its retirement plan for hourly employees. The effect of these changes on the liability of the plan results in a one-time curtailment charge as calculated pursuant to SFAS 88. The effect of these changes can not be conclusively calculated at this time, however a range of curtailment charges has been estimated. The Company has recorded a curtailment charge of $355 to cost of sales in the financial statements. The Company will continue to monitor the impact of these changes and will adjust the related liability as more data becomes available.

The components of net periodic benefit cost for the Company's post-retirement healthcare benefit plans for the three months and six months ended June 30, 2005 and 2004 were as follows:


                                             Three Months Ended              Six Months Ended
                                            --------------------          ---------------------
                                                  June 30,                       June 30,
                                                  --------                       --------
                                             2005          2004            2005           2004
                                             ----          ----            ----           ----

     Service cost                            $ 37          $ 46            $ 74           $ 92
     Interest cost                             55            90             110            180
     Recognized net actuarial loss              5            48              10             96
                                             ----          ----            ----           ----
        Net periodic benefit cost            $ 97          $184            $194           $368
                                             ====          ====            ====           ====

I.  Business Segment Information

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the Company's business segment disclosures. There have been no changes from the Company's December 31, 2004 consolidated financial statements with respect to segmentation or the measurement of segment profit or loss.

J.  Management Discussion of Liquidity

As discussed in the 2004 10-K, one of the Company's revolving credit facilities contains a provision for the step-down in maximum borrowing capacity during 2005 and 2006. As of June 1, 2005, the Company's maximum borrowings under this agreement decreased from $75,000 to $55,000. This, coupled with the facts that the Company has experienced operating losses in recent years and has used cash in operating activities, has caused the Company's executive management to evaluate various options to improve the Company's liquidity. To this end, the Company has restructured some of its outstanding debt through the Exchange Offer discussed in the 2004 10-K and the Modification and Waiver Agreements also discussed in the 2004 10-K. The effect of these transactions has been to reduce cash paid for interest in the current year as well as to provide for further reductions in debt maturity payments if certain financial performance is not achieved. In addition, the Company expects improved operating performance on a consolidated basis in the coming quarters. Specifically, new product development and the continued shift of manufacturing to China in the Specialty Plastics and Kinetek groups are expected to improve results. In addition, the exit of a certain unprofitable business with a specific customer and plans to improve production efficiencies within the Auto Aftermarket Group will increase operating margins. Further, the Company has evaluated its holdings of investments in affiliates and, when appropriate, will sell certain investments, similar to the sale of the Company's investments in DMS Holdings Inc, Mabis Healthcare Holdings Inc., Flavor and Fragrance Holdings Inc. and Fleet Graphics Holdings as described in the 2004 10-K and the Company's quarterly filings. The Company believes that through its efforts discussed above, the Company will have sufficient liquidity to meet its obligations in the coming year.

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

K.  Sale of Subsidiary

On March 24, 2005, the Company sold the assets of Cho-Pat, Inc. ("Cho-Pat") to Cho-Pat's management team for proceeds of $1,075. Cho-Pat is a designer and manufacturer of orthopedic related sports medicine devices and was part of the Consumer and Industrial Products segment. The Company recognized a gain of $251 related to the sale of Cho-Pat. In July 2005, the Company received additional proceeds of $134. These proceeds will be reflected in the Company's financial statements during the quarter ended September 30, 2005.

L.  Warranties

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company's product warranty accrual during the six months ended June 30, 2005 and 2004 are as follows:

                                              Six Months Ended
                                                   June 30,
                                              ----------------
                                              2005        2004
                                              ----        ----

 Balance, beginning of year                 $2,315       $1,700
 Warranties issued                             652        1,063
 Change in estimate                           (425)         100
 Settlements                                  (822)        (449)
                                            ------       ------
 Balance, end of year                       $1,720       $2,414
                                            ======       ======

M. Affiliate Transactions

On May 18, 2005, JIR Paging, Inc. repurchased from the Company its promissory note in the amount of $9,200. The proceeds to the Company were $9,449 and consisted of the principal amount of the note plus accrued and unpaid interest since the last interest payment date of $249. The Company is currently due no other material amounts from JIR Paging.

On June 10, 2005, the Company's affiliate, Fleet Graphics Holdings, was sold to management of the company. A portion of the proceeds from the sale was used to pay the Company accrued and unpaid management fees and operating expenses which were paid by the Company on behalf of Fleet Graphics Holdings. These repayments totaled $1,577 and $613 respectively. Also as a result of the sale, the Company was paid $1,400 for the termination of its management fee arrangement with Fleet Graphics Holdings and a fee of $1,160 pursuant to certain advisory agreements. The Company also received $1,850 for various fees and charges associated with the transaction. The Company recorded income of approximately $4,410 in the second quarter of 2005 as a result of this transaction.

N. Subsequent Events

On July 29, 2005, the Company received $15,000 in fees and repayments from a refinancing transaction related to Healthcare Products Industries, Inc. ("HPI") and its operating subsidiary, Hoveround. The proceeds were used to repay accrued and unpaid expenses as well as advances and expenses paid by the Company on behalf of HPI in prior periods. The Company will record the financial impact of this transaction during the quarter ended September 30, 2005.

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

                                                                 Three Months Ended June 30, 2005
                               ----------------------------------------------------------------------------------------------------

                                  Jordan          JII          JII                          Non-
                                Industries      Holdings     Finance     Guarantors      Guarantors    Eliminations    Consolidated
                                ----------      --------     -------     ----------      ----------    ------------    ------------

Net Sales                        $      -       $      -     $     -      $ 93,785        $ 94,360       $      -        $ 188,145
Cost of sales,
 excluding depreciation                 -              -           -        68,075          66,296              -          134,371
Selling, general, and
 administrative expenses,
 excluding depreciation            (1,821)             8           -        21,778          15,952              -           35,917
Depreciation                          179              -           -         1,872           1,545              -            3,596
Amortization                            1              -           -            11              30              -               42
Income from sale of
 affiliates                        (4,410)             -           -             -               -              -           (4,410)
Management fees and other            (626)             -           -           (39)             39              -             (626)
                                 --------       --------     -------      --------        --------       --------        ---------
  Operating income/(loss)           6,677             (8)          -         2,088          10,498              -           19,255

Other (income) and
 expenses:
  Interest expense                  2,822            709           -         1,208           9,088              -           13,827
  Intercompany interest
   (income) expense                (1,643)        (5,475)          -         5,377           1,739              2                -
  Interest income                      (6)             -           -            (1)            (54)            38              (23)
  Intercompany
   management fee
   (income) expense                  (873)          (978)          -           716           1,136             (1)               -
  Equity in losses of
   subsidiaries                     2,297          5,217           -             -               -         (7,514)               -
   Other, net                       1,307              -           -            65          (1,345)            (1)              26
                                 ---------      --------     -------      --------        --------       --------        ---------
                                    3,904           (527)          -         7,365          10,564         (7,476)          13,830
Income/(loss) from
 continuing operations
 before taxes and
 minority interest                  2,773            519           -        (5,277)            (66)         7,476            5,425

Provision for income
 taxes                                  -              -           -           995           2,206            117            3,318
                                ---------       --------     -------      --------        --------       --------        ---------
Income/(loss) from
 continuing operations
 before minority interest           2,773            519           -        (6,272)         (2,272)         7,359            2,107

Minority interest                       -              -           -            46               -              -               46
                                ---------       --------     -------      --------        --------       --------        ---------
Income/(loss)from
 continuing operations              2,773            519           -        (6,318)         (2,272)         7,359            2,061

Discontinued operations:
  Loss from discontinued
   operations, net of tax               -              -           -          (399)           (391)             -             (790)
  Gain on sale of
   discontinued
   operations, net of tax               -              -           -         1,502               -              -            1,502
                                 --------       --------     -------      --------        --------       --------        ---------
Net loss                         $  2,773       $    519     $     -      $ (5,215)       $ (2,663)      $  7,359        $   2,773
                                 ========       ========     =======      ========        ========       ========        =========

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                 Three Months Ended June 30, 2004
                               ----------------------------------------------------------------------------------------------------

                                  Jordan          JII          JII                           Non-
                                Industries      Holdings     Finance     Guarantors      Guarantors    Eliminations    Consolidated
                                ----------      --------     -------     ----------      ----------    ------------    ------------

Net Sales                        $      -       $      -      $     -      $106,437        $ 84,390      $      -        $190,827
Cost of sales,
 excluding depreciation                 -              -            -        74,277          56,804             -         131,081
Selling, general, and
 administrative expenses,
 excluding depreciation              (561)             -            -        21,711          16,045             -          37,195
Depreciation                          382              -            -         2,398           1,379             -           4,159
Amortization                            1              -            -            10              41             -              52
Income from sale of
 affiliates                        (7,954)             -            -             -               -             -          (7,954)
Management fees and other             317              -            -           (17)             17             -             317
                                 --------      ---------     --------      --------        --------      --------        --------
  Operating income                  7,815              -            -         8,058          10,104             -          25,977

Other (income) and
 expenses:
  Interest expense                  2,799          1,644            -         1,060           9,729             -          15,232
  Intercompany interest
   (income) expense                  (939)        (6,180)           -         6,054           1,064             1               -
  Interest income                  (1,518)            -             -            (1)            (78)           35          (1,562)
  Intercompany
   management fee
   (income) expense                  (822)        (1,065)           -           883           1,002             2               -
 Equity in losses
  (earnings)of
  subsidiaries                       (480)         2,571            -             -               -        (2,091)              -
  Other, net                            2              -            -           162            (852)           (5)           (693)
                                 --------      ---------     --------      --------        --------      --------        --------
                                     (958)        (3,030)           -         8,158          10,865        (2,058)         12,977
Income/(loss) from
 continuing operations
 before taxes and
 minority interest                  8,773          3,030            -          (100)           (761)        2,058          13,000

Provision for income
 taxes                                  -              -            -           506           2,669        (1,150)          2,025
                                 --------      ---------     --------      --------        --------      --------        --------
Income/(loss) from
 continuing operations
 before taxes and
 minority interest                  8,773          3,030            -          (606)         (3,430)        3,208          10,975

Minority interest                       -              -            -            62               -             -              62
                                 --------      ---------     --------      --------        --------      --------        --------
Income/(loss) from
 continuing operations              8,773          3,030            -          (668)         (3,430)        3,208          10,913

Discontinued operations:
 (Loss) income from
  discontinued
  operations, net of tax                -              -            -        (1,902)           (238)            -          (2,140)
                                ---------      ---------     --------      --------        --------      --------        --------

Net income/(loss)               $   8,773      $   3,030     $      -      $ (2,570)       $ (3,668)     $  3,208        $  8,773
                                =========      =========     ========      ========        ========      ========        ========


                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                      Six Months Ended June 30, 2005
                                ---------------------------------------------------------------------------------------------------
                                  Jordan          JII          JII                           Non-
                                Industries      Holdings     Finance     Guarantors      Guarantors    Eliminations    Consolidated
                                ----------      --------     -------     ----------      ----------    ------------    ------------


Net Sales                        $      -      $       -     $      -     $182,938        $180,660       $      -        $363,598
Cost of sales,
 excluding depreciation                 -              -            -      132,611         127,369              -         259,980
Selling, general, and
 administrative expenses,
 excluding depreciation            (2,290)             8            -       43,649          32,266              -          73,633
Depreciation                          359              -            -        3,910           3,086              -           7,355
Amortization                            2              -            -           21              60              -              83
Income from sale of
 affiliates                        (4,410)             -            -            -               -              -          (4,410)
Management fees and other            (596)             -            -          (69)             69              -            (596)
                                 --------      ---------     --------     --------        --------       --------        --------
  Operating income                  6,935             (8)           -        2,816          17,810              -          27,553

Other (income) and
 expenses:
  Interest expense                  5,650          1,419            -        2,381          18,013              -          27,463
  Intercompany interest
   (income) expense                (3,267)       (10,844)           -       10,649           3,459              3               -
  Interest income                     (14)             -            -           (1)           (140)            75             (80)
  Intercompany
   management fee
   (income) expense                (1,666)        (1,879)           -        1,408           2,138             (1)              -
  Equity in losses of
   subsidiaries                     10,675        13,313            -            -               -        (23,988)              -
  (Gain)/loss on sale of
   subsidiary                         (273)            -            -           22               -              -            (251)
   Other, net                        2,573             -            -           79          (2,599)            (1)             52
                                  --------     ---------     --------     --------        --------       --------        --------
                                    13,678         2,009            -       14,538          20,871        (23,912)         27,184
(Loss)/income from
 continuing operations
 before taxes and
 minority interest                  (6,743)       (2,017)           -      (11,722)         (3,061)        23,912             369

Provision for income
 taxes                                   -             -            -        1,863           3,964            529           6,356
                                  --------     ---------     --------     --------        --------       --------        --------

Loss from continuing
 operations before
 minority interest                  (6,743)       (2,017)           -      (13,585)         (7,025)        23,383          (5,987)

Minority interest                        -             -            -          112               -              -             112
                                  --------     ---------     --------     --------        --------       --------        --------
Loss from continuing
 operations                         (6,743)       (2,017)           -      (13,697)         (7,025)        23,383          (6,099)

Discontinued operations:
  Loss from discontinued
   operations, net of tax                -             -            -       (1,115)         (1,031)             -          (2,146)
  Gain on sale of
   discontinued
   operations, net of tax                -             -            -        1,502               -              -           1,502
                                  --------     ---------     --------     --------        --------       --------        --------


Net loss                          $ (6,743)    $  (2,017)    $      -     $(13,310)       $ (8,056)      $ 23,383        $ (6,743)
                                  ========     =========     ========     ========        ========       ========        ========


                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                      Six Months Ended June 30, 2004
                                 --------------------------------------------------------------------------------------------------
                                   Jordan         JII            JII                          Non-
                                 Industries     Holdings       Finance      Guarantors     Guarantors   Eliminations   Consolidated
                                 ----------     --------       -------      ----------     ----------   ------------   ------------

Net Sales                        $       -      $      -       $     -       $ 197,124      $ 162,112     $      -       $ 359,236
Cost of sales,
 excluding depreciation                  -             -             -         135,926        110,022            -         245,948
Selling, general, and
 administrative
 expenses, excluding
 depreciation                       (1,000)            -             -          43,523         32,131            -          74,654
Depreciation                           762             -             -           4,562          3,767            -           9,091
Amortization                             2             -             -              19             77            -              98
Income from sale of
 affiliates                         (7,954)            -             -               -              -            -          (7,954)
Management fees and other
                                       248          (371)            -             353             17            -             247
                                 ---------      --------       -------        --------       --------     --------       ---------
  Operating income                   7,942           371             -          12,741         16,098            -          37,152

Other (income) and
 expenses:
  Interest expense                   9,877         8,195             -           2,157         18,662            -          38,891
  Intercompany interest
   (income) expense                 (5,948)       (8,209)            -          12,029          2,126            2               -
  Interest income                   (1,757)            -             -              (2)          (142)          69          (1,832)
  Intercompany
   management fee
   (income)expense                  (2,150)       (1,416)            -           1,621          1,945            -               -
  Equity in losses
  of subsidiaries                   20,480        11,313             -               -              -      (31,793)              -
  Other, net                             1             -             -             215           (574)          (2)           (360)
                                 ---------      --------       -------        --------       --------     --------       ---------
                                    20,503         9,883             -          16,020         22,017      (31,724)         36,699
(Loss)/income from
 continuing operations
 before taxes and
 minority  interest                (12,561)       (9,512)            -          (3,279)        (5,919)      31,724             453

Provision for income
 taxes                                   -             -             -           1,183          4,421          354           5,958
                                 ---------      --------       -------        --------       --------     --------       ---------

Loss from continuing
 operations before
 minority interest                 (12,561)       (9,512)            -          (4,462)       (10,340)      31,370          (5,505)

Minority interest                        -             -             -             161              -            -             161
                                 ---------      --------       -------        --------       --------     --------       ---------

Loss from continuing
 operations                        (12,561)       (9,512)            -          (4,623)       (10,340)      31,370          (5,666)

Discontinued operations:
 Loss from discontinued
  operations, net of tax                 -             -             -          (2,362)          (207)           -          (2,569)
 Gain (loss) on sale of
  discontinued
  operations, net of tax             3,155             -             -          (4,326)             -            -          (1,171)
                                 ---------      --------       -------        --------       --------     --------       ---------

Net loss                         $  (9,406)     $ (9,512)      $     -        $(11,311)      $(10,547)    $ 31,370       $  (9,406)
                                 =========      ========       =======        ========       ========     ========       =========


                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                   Balance Sheet as of June 30, 2005
                                 --------------------------------------------------------------------------------------------------
                                   Jordan         JII            JII                          Non-
                                 Industries     Holdings       Finance      Guarantors     Guarantors   Eliminations   Consolidated
                                 ----------     --------       -------      ----------     ----------   ------------   ------------
Current assets:
    Cash and equivalents         $   2,525      $       -      $     -      $   2,072       $ 11,798     $       -      $ 16,395
    Intercompany receivables        24,214        (29,461)           -            353         12,307        (7,413)            -
    Accounts receivable, net             -              -            -         46,445         73,306             -       119,751
    Inventories                          -              -            -         77,228         57,624             -       134,852
    Assets of discontinued
     operations                          -              -            -          1,120          1,252             -         2,372
    Income tax receivable                -              -            -              -          1,625             -         1,625
    Prepaids and other
     current assets                  3,742              -            -          6,832          3,995        (3,194)       11,375
                                 ---------      ---------      -------      ---------       --------     ---------       -------
    Total current assets            30,481        (29,461)           -        134,050        161,907       (10,607)      286,370

Property, plant and
 equipment, net                      1,403              -            -         43,374         36,475             -        81,252
Investments and advances to
 affiliates                         19,437              -            -              -         12,344             -         31,781
Investments in subsidiaries         53,835        207,131            -              -              -      (260,966)            -
Equity in earnings of
 subsidiaries                     (236,282)       (96,516)           -              -              -       332,798             -
Goodwill, net                            -              -            -         78,084        182,539       (15,724)      244,899
Intercompany notes
 receivable                         (1,000)       209,610            -              -          1,000      (209,610)            -
Other assets                           172          4,969            -          3,568          4,902             -        13,611
                                 ---------      ---------      -------      ---------       --------     ---------      --------

    Total assets                 $(131,954)     $ 295,733      $     -      $ 259,076       $399,167     $(164,109)     $657,913
                                 =========       ========      =======      =========       ========     =========      ========

Current liabilities:
  Accounts payable               $       -      $       -      $     -      $  26,709       $ 40,131     $       -      $ 66,840
  Accrued liabilities               33,616          9,389            -         25,318         16,179        (3,684)       80,818
  Liabilities of
   discontinued operations               -              -            -              -            213             -           213
  Intercompany note payable              -              -            -         (9,043)         8,317           726             -
  Current portion of long
   term debt                           630              -            -          5,090         25,461             -        31,181
                                 ---------      ---------      -------      ---------       --------     ---------      --------
  Total current liabilities         34,246          9,389            -         48,074         90,301        (2,958)      179,052

Long term debt                     121,534        212,767            -         43,014        300,656             -       677,971
Other non current
 liabilities                        14,729              -            -          9,113          5,649             -        29,491
Intercompany payables              (50,424)             -            -        228,312         31,722      (209,610)            -
Deferred income taxes               (1,637)             -            -        (13,195)        31,420           893        17,481
Minority interest                        -              -            -          1,115              -             -         1,115
Preferred stock of a
 subsidiary                           (350)             -            -         39,159          2,855       (38,809)        2,855

Shareholders equity
(deficit)                         (250,052)        73,577            -        (96,516)       (63,436)       86,375      (250,052)
                                 ---------      ---------      -------      ---------       --------     ---------     ---------
    Total liabilities and
     shareholders equity         $(131,954)     $ 295,733      $     -      $ 259,076       $399,167     $(164,109)    $ 657,913
                                 =========      =========      =======      =========       ========     =========     =========


                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                   Balance Sheet as of December 31, 2004
                                 --------------------------------------------------------------------------------------------------
                                   Jordan         JII            JII                          Non-
                                 Industries     Holdings       Finance      Guarantors     Guarantors   Eliminations   Consolidated
                                 ----------     --------       -------      ----------     ----------   ------------   ------------
Current assets:
    Cash and equivalents         $   2,152      $      -       $     -       $  1,693       $ 11,567     $      -        $ 15,412
    Intercompany receivables         9,543       (25,053)            -         (2,245)        14,931        2,824               -
    Accounts receivable, net             -             -             -         42,656         66,898            -         109,554
    Inventories                          -             -             -         73,883         56,150            -         130,033
    Assets of discontinued
     operations                          -             -             -          1,409          2,023            -           3,432
    Income tax receivable                -             -             -              -          3,631            -           3,631
    Prepaids and other
     current assets                  4,625             -             -          9,236          4,878       (6,376)         12,363
                                 ---------      --------       -------       --------       --------     --------        --------
    Total current assets            16,320       (25,053)            -        126,632        160,078       (3,552)        274,425

Property, plant and
 equipment, net                      1,721             -             -         45,828         37,487            -          85,036
Investments and advances to
 affiliates                         28,538             -             -              -         12,344            -          40,882
Investments in subsidiaries         52,241       202,512             -              -              -     (254,753)              -
Equity in earnings of
 subsidiaries                     (222,701)      (82,684)            -              -              -      305,385               -
Goodwill, net                            -             -             -         78,648        182,385      (15,724)        245,309
Intercompany notes
 receivable                         (1,000)      204,871             -              -          1,000     (204,871)              -
Other assets                           395         6,387             -          3,887          6,085            -          16,754
                                 ---------      --------       -------       --------       --------    ---------        --------
    Total assets                 $(124,486)     $306,033       $     -       $254,995       $399,379    $(173,515)       $662,406
                                 =========      ========       =======       ========       ========    =========        ========

Current liabilities:
    Accounts payable             $       -      $      -       $     -       $ 25,662       $ 37,134    $       -        $ 62,796
    Accrued liabilities             37,895         9,389             -         22,662         18,277       (6,772)         81,451
    Liabilities of
     discontinued
     operations                          -             -             -            150            548            -             698
    Intercompany payables                -             -             -        (15,740)         4,501       11,239               -
    Current portion of long
     term debt                         250             -             -          5,387         22,237            -          27,874
                                 ---------      --------       -------       --------       --------    ---------        --------
    Total current liabilities       38,145         9,389             -         38,121         82,697        4,467         172,819

Long term debt                     121,890       224,033             -         41,779        301,697            -         689,399
Other non current
 liabilities                        10,830             -             -          8,711          5,626            -          25,167
Intercompany payables              (50,384)            -             -        223,537         31,722     (204,875)             -
Deferred income taxes               (1,636)            -             -        (13,497)        29,388            -          14,255
Minority interest                        -             -             -          1,003              -            -           1,003
Preferred stock of a
 subsidiary                           (350)            -             -         38,025          2,744      (37,675)          2,744

Shareholders equity (deficit)     (242,981)       72,611             -        (82,684)       (54,495)      64,568        (242,981)
                                 ---------      --------       -------       --------       --------    ---------        --------
    Total liabilities and
     shareholders equity         $(124,486)     $306,033       $     -       $254,995       $399,379    $(173,515)       $662,406
                                 =========      ========       =======       ========       ========    =========        ========

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                  Six Months Ended June 30, 2005
                                 --------------------------------------------------------------------------------------------------
                                   Jordan         JII            JII                          Non-
                                 Industries     Holdings       Finance      Guarantors     Guarantors   Eliminations   Consolidated
                                 ----------     --------       -------      ----------     ----------   ------------   ------------
Net cash (used in) provided
 by operating activities         $  (8,262)     $      -       $     -       $    780       $  1,280      $     -       $  (6,202)

Cash flows from investing
 activities
  Proceeds from sales of
   fixed assets                          -             -             -            258            116            -              374
  Capital expenditures                 (42)            -             -         (1,478)        (1,950)           -           (3,470)
  Net proceeds from sale of
   discontinued operations           1,002             -             -              -              -            -            1,002
  Acquisition of subsidiary              -             -             -              -           (481)           -             (481)
  Net proceeds from sale of
   affiliate                         6,600             -             -              -              -            -            6,600
  Net proceeds from sale of
   subsidiary                        1,075             -             -              -              -            -            1,075
                                ----------     ---------      --------       --------       --------      -------       ----------
Net cash provided by (used
 in) investing activities            8,635             -             -         (1,220)        (2,315)           -            5,100

Cash flows from financing
 activities
  Proceeds from revolving
   credit facilities, net                -             -             -          1,421          3,312            -            4,733
  Repayment of long term
   debt                                  -             -             -           (752)        (4,875)           -           (5,627)
  Proceeds from other
   borrowings                            -             -             -            150          3,248            -            3,398
  Payment of deferred
   financing costs                       -             -             -              -              -            -                -
                                ----------     ---------      --------       --------       --------      -------       ----------
Net cash provided by
 financing activities                    -             -             -            819          1,685            -            2,504

Effect of exchange rate
 changes on cash                         -             -             -              -           (419)           -             (419)
                                ----------     ---------      --------       --------       --------      -------       ----------
Net increase in cash and
 equivalents                           373             -             -            379            231            -              983
Cash and equivalents at
 beginning of period                 2,152             -             -          1,693         11,567            -           15,412
                                ----------     ---------      --------       --------       --------      -------       ----------
Cash and equivalents at
 end of period                  $    2,525     $       -      $      -       $  2,072       $ 11,798      $     -       $   16,395
                                ==========     =========      ========       ========       ========      =======       ==========


                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                   Six Months Ended June 30, 2004
                                 --------------------------------------------------------------------------------------------------
                                   Jordan         JII            JII                          Non-
                                 Industries     Holdings       Finance      Guarantors     Guarantors   Eliminations   Consolidated
                                 ----------     --------       -------      ----------     ----------   ------------   ------------

Net cash (used in) provided by
 operating activities            $(37,497)      $  3,498       $     -       $ 13,435       $  (715)      $      -       $(21,279)

Cash flows from investing
 activities
   Proceeds from sales of
    fixed assets                        -              -             -            781            15              -            796
   Capital expenditures               (86)             -             -         (2,068)       (1,536)             -         (3,690)
   Net proceeds from sale of
    discontinued operations         6,155              -             -              -             -              -          6,155
   Net proceeds from sale of
    affiliates                     27,207              -             -              -             -              -         27,207
                                ---------       --------      --------       --------       -------       --------       --------
Net cash provided by (used
 in) investing activities          33,276              -             -         (1,287)       (1,521)             -         30,468

Cash flows from financing
 activities
   Proceeds from revolving
    credit facility                     -              -             -         (8,171)       12,547              -          4,376
   Repayment of long term                                                                                        -
    debt                              (15)             -             -         (4,778)       (5,860)                      (10,653)
   Proceeds from other                                                                                           -
    borrowings                          -              -             -            427         4,797                         5,224
   Payment of financing fees            -         (3,498)            -              -             -              -         (3,498)
                                        -
                                ---------      ---------      --------       --------       -------       --------       --------
Net cash (used in) provided
 by financing activities              (15)        (3,498)            -        (12,522)       11,484              -         (4,551)

Effect of exchange rate
 changes on cash                        -              -             -              -           887              -            887
                                ---------      ---------      --------       --------       -------       --------       --------
Net (decrease) increase
 in cash and equivalents           (4,236)             -             -           (374)       10,135              -          5,525
Cash and equivalents at
 beginning of period                6,301              -             -          1,738         7,478              -         15,517
                               ----------      ---------      --------       --------       -------       --------       --------
Cash and equivalents at
 end of period                 $    2,065      $       -      $      -       $  1,364       $17,613       $      -       $ 21,042
                               ==========      =========      ========       ========       =======       ========       ========


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2004 10-K and the financial statements and the related notes thereto.

Results of Operations

Summarized below are the net sales, operating income (loss) and operating margins (as defined) for each of the Company's business segments for the three month and six month periods ended June 30, 2005 and 2004. Due to the sale of ED&C, a subsidiary of Kinetek, in the second quarter of 2005 the results of ED&C have been classified as discontinued operations in all periods presented. (See Note E to the financial statements.) The following discussion reviews the following segment data and certain of the consolidated financial data for the Company.

                                               Three Months Ended                     Six Months Ended
                                                    June 30,                             June 30,
                                            -------------------------          --------------------------
                                              2005             2004               2005             2004
                                              -----           ------             ------           ------
Net Sales:
Specialty Printing and Labeling             $ 12,610         $ 13,736          $ 24,907          $ 26,219
Jordan Specialty Plastics                     40,600           35,648            79,596            70,964
Jordan Auto Aftermarket                       31,802           46,780            61,806            80,618
Kinetek                                       87,433           79,551           167,710           152,665
Consumer and Industrial Products              15,700           15,111            29,579            28,770
                                            --------         --------          --------          --------
   Total                                    $188,145         $190,826          $363,598          $359,236
                                            ========         ========          ========          ========

Operating Income (Loss):
Specialty Printing and Labeling             $  1,295         $  1,890          $  2,545          $  3,055
Jordan Specialty Plastics                      1,139            2,081             2,511             3,914
Jordan Auto Aftermarket                         (744)           4,000              (833)            6,492
Kinetek                                       11,045           10,093            18,122            16,760
Consumer and Industrial Products                (670)            (638)           (2,662)           (1,717)
                                            --------         --------          --------          --------
   Total(a)                                 $ 12,065         $ 17,426          $ 19,683          $ 28,504
                                            ========         ========          ========          ========

Operating Margin(b)
Specialty Printing and Labeling                10.3%            13.8%             10.2%             11.7%
Jordan Specialty Plastics                       2.8%             5.8%              3.2%              5.5%
Jordan Auto Aftermarket                        (2.3)%            8.6%             (1.3)%             8.1%
Kinetek                                        12.6%            12.7%             10.8%             11.0%
Consumer and Industrial Products               (4.3)%           (4.2)%            (9.0)%            (6.0)%
   Total                                        6.4%             9.1%              5.4%              7.9%

------------------

(a)  Before corporate overhead and management fees of $(7,190) and $(8,551) for the three months ended June 30, 2005 and 2004, respectively, and $(7,870) and $(8,648) for the six months ended June 30, 2005 and 2004, respectively.  Corporate overhead and management fees for the three and six months ended June 30, 2005 and 2004 include income from the sale of affiliates of $4,410 and
$7,954, respectively.

(b)  Operating margin is operating income (loss) divided by net sales.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

    Consolidated Results.  (See Condensed Consolidated Statement of Operations.)
    --------------------

Net sales for continuing operations decreased $2.7 million, or 1.4%, to $188.1 million for the second quarter of 2005 from $190.8 million last year. Net sales for continuing operations increased $4.4 million, or 1.2%, to $363.6 million through the first half of 2005 from $359.2 million last year. The increase in sales for the second quarter was primarily due to strong growth for Kinetek and Jordan Specialty Plastics which grew 9.9% and 13.9%, respectively. These increases were partially offset by a 32.0% decline in the Automotive Aftermarket segment largely resulting from a weak climate control market due to the cooler weather through mid summer and the discontinuation of business with a large customer in the climate control segment. The improved economy helped both the Kinetek and Jordan Specialty Plastics segments throughout the first half but most of the growth in these segments continues to come from the introduction of the new products and market share gains in several niche markets. In addition, some of the sales growth in the second quarter and first half can be attributed to improved success with passing on raw material inflation through increased selling price.

Operating income of continuing operations decreased $5.3 million, or 30.8%, to $12.1 million for the second quarter of 2005 from $17.4 million for the same period last year. Operating income of continuing operations decreased $8.8 million, or 30.9%, to $19.7 million through the first half of 2005 from $28.5 million for the same period last year. The decrease in operating income for both the second quarter and first half was primarily due to the Automotive Aftermarket and to a lesser extent Jordan Specialty Plastics. Operating income for Kinetek improved by 8.1% partially offsetting declines in the other segments for the second quarter. Raw material inflation compressed product margins at Kinetek and Jordan Specialty Plastics in the second quarter and the first half. Beginning in the second half of 2004, all companies began to pass along some of these costs with greater success but to a lesser extent than the increased cost. Through the first half, the Jordan Specialty Plastics segment was only able to pass along approximately 70% of the year over year raw material inflation through selling price increases. In addition, the Jordan Specialty Plastics segment recorded charges of approximately $1.0 million in the second quarter of 2005 primarily due to increased accruals and reserves in foreign operations. Also included in the operating income for Kinetek in the first half of 2005 are costs associated with product transitions and plant rationalizations. The decrease in operating income throughout the first half for the Automotive Aftermarket was mostly due to lower sales volumes of climate control products and production inefficiencies resulting from consigned parts shortages in the torque converter business.

       Specialty Printing and Labeling. As of June 30, 2005, the Specialty
       -------------------------------
Printing and Labeling group ("SPL") consisted of Valmark, Pamco, and Seaboard.

Net sales of continuing operations decreased $1.1 million, or 8.2%, to $12.6 million for the second quarter of 2005 from $13.7 million for the same period last year. Net sales of continuing operations decreased $1.3 million, or 5.0%, to $24.9 million through the first half from $26.2 million for the same period last year. Revenues for Valmark product lines were up 2.5% while sales of the Pamco and Seaboard folding box products each declined 12.5% and 13.0%, respectively, in the second quarter. Sales related to membrane switch products throughout the first half were up well over last year largely driven by sales in the medical equipment market.

Operating income from continuing operations decreased $0.6 million, or 31.5%, to $1.3 million for the second quarter from $1.9 million for the same period last year. Operating income from continuing operations decreased $0.5 million, or 16.7%, to $2.5 million through the first half of 2005 from $3.0 million for the same period last year. The decrease in operating income in the second quarter is largely due to the loss of a

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

large customer in the printing and labeling market that moved its product source to Asia and unfavorable overhead absorption associated with lower sales volumes. The decreased operating income associated with the reduced sales volume through the first half was partially offset by cost savings generated by a management reorganization and reduction in employment at Valmark which occurred in the first quarter of 2004.

    Jordan Specialty Plastics. As of June 30, 2005, the Jordan Specialty
    -------------------------
Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales increased $5.0 million, or 13.9%, to $40.6 million for the second quarter of 2005 from $35.6 million for the same period last year. Net sales increased $8.6 million, or 12.2%, to $79.6 million through the first half of 2005 from $71.0 million for the same period last year. The increased sales were the result of a stronger economy, the introduction of several new products, market share gains, and selling price increases which only partially offset the significant raw material cost increases. The sales increase for the second quarter and the first half were driven by both office products and hardware products which were up significantly with the superstore retailers. Strong sales with the superstore retailers for the second quarter and first half for office products were partially offset by lower sales with several of the large distributors. Chairmat sales increased significantly in the second quarter with the largest increases coming from superstores, distributors and international markets. Increased sales of bike related products and safety reflectors for commercial trucks were up significantly in the second quarter and throughout the first half.

Operating income decreased $1.0 million, or 45.3%, to $1.1 million for the second quarter of 2005 from $2.1 million for the same period last year. Operating income decreased $1.4 million, or 35.8%, to $2.5 million through the first half of 2005 from $3.9 million for the same period last year. The decrease in operating income is largely due to raw material inflation and to a lesser extent the sales mix experienced in the second quarter and throughout the first half. Through the first half the company was only able to pass along approximately 70% of the year over year raw material inflation through selling price increases. Charges of approximately $1.0 million were recorded in the second quarter primarily due to increased accruals and reserves in foreign operations. The Company continues to pursue cost reduction initiatives and price increases to overcome the raw material inflation which continues to compress margins throughout the industry.

    Jordan Auto Aftermarket. As of June 30, 2005, the Jordan Auto Aftermarket
    -----------------------
group ("JAAI") consisted of Dacco, Alma and Atco.

Net sales decreased $15.0 million, or 32.0%, to $31.8 million for the second quarter of 2005 from $46.8 million for the same period last year. Net sales decreased $18.8 million, or 23.3%, to $61.8 million through the first half of 2005 from $80.6 million for the same period last year. The discontinuation of business with a large customer in the climate control market represented $7.3 million of the sales decrease in the second quarter and $8.9 million of the sales decrease through the first half. The climate control market continues to be soft as inventories appear to be at acceptable levels and customers are wary of building inventory due to the cool season through most of 2005 and a cool summer in 2004. In addition, sales of torque converters in the second quarter and first half were lower in both the original equipment aftermarket and the automotive aftermarket. This decrease was partially offset by the introduction of new torque converter products in the second half of 2004 as well as the continued expansion of new DACCO retail distribution centers in targeted locations. Sales of tubing assemblies and fittings for the truck market were up 22.1% in the second quarter and 33.2% through the first half.

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

Operating income decreased $4.7 million to a loss of $0.7 million for the second quarter of 2005 from income of $4.0 million for the same period last year. Operating income decreased $7.3 million to a loss of $0.8 million through the first half of 2005 from income of $6.5 million for the same period last year. The sales decline in both the torque converter original equipment aftermarket and the pure aftermarket segment had a significant impact on the decline in operating income specifically due to the high fixed cost nature of the business. In addition, operating income throughout the first half was negatively impacted by a contractual price reduction for a large customer and production inefficiencies resulting from consigned parts shortages in the torque converter business. Also contributing to the decline in operating income in the second quarter were unusually high medical and workers compensation costs compounded by a $0.4 million adjustment to inventory in the second quarter of 2004. The decreases in operating income for the torque converter and climate control segments were nominally offset by increased operating income associated with the sales of tubing assemblies and fittings in the truck market.

    Kinetek. As of June 30, 2005, the Kinetek group consisted of Imperial
    -------
Group, Merkle-Korff, FIR, Motion Control, Advanced DC and DeSheng.

Consolidated net sales for the three month period ended June 30, 2005 were $87.4 million, an increase of $7.9 million (9.9%) from the second quarter of 2004. Year to date sales for 2005 were $167.7 million, an increase of $15.0 million (9.9%) from the same period in 2004. The sales increases for both periods were led by favorable market conditions for most of Kinetek's principal product lines and net increases in market share gains and losses. Sales of elevator control products designed and produced under Kinetek's recently acquired O. Thompson brand name (see Note F) added $1.7 million in revenue for the quarter compared to the previous year, and $4.5 million for the year to date. Sales of the motors segment were $66.1 million during the three months ended June 30, 2005, an increase of $7.4 million (12.6%) from the previous year. For the year to date, motor sales were $126.3 million, an increase of $13.6 million (12.0%) from the 2004 year to date period. Sales of the controls segment were $21.3 million for the second quarter of 2005, an increase of $0.5 million (2.3%) from the same period in 2004. For the year to date, controls sales were $41.4 million, an increase of $1.5 million (3.7%) from the previous year.

Total operating income was $11.0 million for the second quarter of 2005, an increase of $1.0 million (9.4%) from 2004. Year to date operating income was $18.1 million, an increase of $1.4 million (8.1%) from the first six months of 2004. The increases in operating income are attributable to the increases in sales plus reductions in Kinetek's selling, general, and administrative expenses ("SG&A"). For the three months ended in June, 2005, SG&A was $13.6 million, a decrease of $0.4 million (3.0%) from the previous year. For the year to date, SG&A was $27.9 million, a decrease of $0.5 million (1.8%) from 2004. The decrease is primarily due to reductions in overhead costs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

    Consumer and Industrial Products. As of June 30, 2005, the Consumer and
    --------------------------------
Industrial Products group consisted of Welcome Home LLC and its two divisions, Cape Craftsmen and Welcome Home, and GramTel.

Net sales increased $0.6 million, or 3.9%, to $15.7 million for the second quarter of 2005 from $15.1 million for the same period last year. Net sales increased $0.8 million, or 2.8%, to $29.6 million through the first half of 2005 from $28.8 million for the same period last year. Sales for Welcome Home increased 2.6% in second quarter while third party sales for Cape Craftsman increased 26.4% from prior year. Comparable store sales at Welcome Home increased 2.4% in the second quarter and were 2.5% below prior year through the first half. The decline in comparable Welcome Home store sales was primarily the result of a difficult retail environment in Welcome Home's category in outlet malls. Welcome Home is currently transitioning to a new merchandising strategy emphasizing a more focused product offering.

Operating income was relatively flat in the second quarter of 2005 at a loss of $0.7 million compared to a loss of $0.6 million in the same period last year. Operating income decreased $0.9 million, or 55.0%, to a loss of $2.7 million through the first half of 2005 from a loss of $1.7 million for the same period last year. Merchandise margins decreased at Welcome Home for the second quarter and for the first half largely due to promotional discounts used to increase the turnover of slower moving inventory and to continue the migration to a new merchandising strategy. The decrease in operating income at Welcome Home was partially offset by increased operating income associated with the Cape Craftsman sales increase in both the second quarter and the first half.

    Liquidity and Capital Resources.
    -------------------------------

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion.

The Company had approximately $105.2 million of working capital at June 30, 2005 compared to approximately $98.9 million at December 31, 2004.

Operating activities. Net cash used in operating activities for the six months
--------------------
ended June 30, 2005 was $6.2 million compared to net cash used in operating activities of $21.3 million during the same period in 2004.

Investing activities. Net cash provided by investing activities for the six
--------------------
months ended June 30, 2005 was $5.1 million compared to net cash provided by investing activities of $30.5 million during the same period in 2004. In 2005, net cash provided by investing activities primarily includes $1.0 million from proceeds of a sale of discontinued operations, $6.6 million from the sale of an affiliate and $1.1 million in proceeds from the sale of Cho-Pat. This is compared to $6.2 million of proceeds from the sale of discontinued operations and $27.2 million of proceeds from the sale of affiliates in 2004.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

Financing activities. Net cash provided by financing activities for the six
--------------------
months ended June 30, 2005 was $2.5 million compared to net cash used in financing activities of $4.6 million during the same period in 2004. The increase in cash provided by financing activities is primarily due to lower repayments of debt in 2005 and payments for financing fees of $3.5 million in 2004.

The Company is party to two credit agreements under which the Company is able to borrow up to $90.0 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature in 2005 and 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of June 30, 2005, the Company had approximately $11.7 million of available funds under these arrangements.

In conjunction with the Exchange Offer completed by the Company in February 2004 (see 2004 10-K), one of the Company's revolving credit facilities was amended to reduce, over time, the maximum loan commitment under the facility. As of December 31, 2004, the maximum loan commitment under the facility was $75.0 million. As of June 1, 2005, that commitment was reduced to $55.0 million and will be reduced to $45.0 million as of March 1, 2006 and through the remaining life of the agreement. At this time, the Company does not expect the future decrease in available funds to have a material impact on its operations.

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

As discussed above, one of the Company's revolving credit facilities contains a provision for the step-down in maximum borrowing capacity during 2005 and 2006. As of June 1, 2005 the Company's maximum borrowings under this agreement decreased from $75.0 million to $55.0 million. This, coupled with the facts that the Company has experienced operating losses in recent years and has used cash in operating activities, has caused the Company's executive management to evaluate various options to improve the Company's liquidity. To this end, the Company has restructured some of its outstanding debt through the Exchange Offer discussed in the 2004 10-K and the Modification and Waiver Agreements also discussed in the 2004 10-K. The effect of these transactions has been to reduce cash paid for interest in the current year as well as to provide for further reductions in debt maturity payments if certain financial performance is not achieved. In addition, the Company expects improved operating performance on a consolidated basis in the coming quarters. Specifically, new product development and the continued shift of manufacturing to China in the Specialty Plastics and Kinetek groups are expected to improve results.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

In addition, the exit of a certain unprofitable business with a specific customer and plans to improve production efficiencies within the Auto Aftermarket Group will increase operating margins. Further, the Company has evaluated its holdings of investments in affiliates and, when appropriate, will sell certain investments, similar to the sale of the Company's investments in DMS Holdings Inc, Mabis Healthcare Holdings Inc., Flavor and Fragrance Holdings Inc. and Fleet Graphics Holdings, Inc. as described in the 2004 10-K and the Company's quarterly filings. The Company believes that through its efforts discussed above, the Company will have sufficient liquidity to meet its obligations in the coming year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

Item 3. Quantitative and Qualitative Disclosures About Market Risks
-------------------------------------------------------------------

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At June 30, 2005, the Company had $58.9 million of variable rate debt outstanding. A one-percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.6 million. The Company does not believe that its market risk financial instruments on June 30, 2005 would have a material effect on future operations or cash flows.

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

Item 4. Controls and Procedures
-------------------------------

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 ("Exchange Act") promulgated thereunder, the Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no changes in the Company's internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                            JORDAN INDUSTRIES, INC.



August 15, 2005                       By:   /s/ Norman R. Bates
                                            -----------------------
                                            Norman R. Bates
                                            Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                              Description
-------                             -----------

 31(a) Certificate of Chief Executive Officer pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)

 31(b) Certificate of Chief Financial Officer pursuant to Rule 13a-14 (a) or Rule 15d-14 (a)