Form 10-Q
period 2005-09-30
JORDAN INDUSTRIES INC
filed 2005-11-15
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------


                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2005        Commission File Number 33-24317

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).


                           Yes              No    X
                                -----           -----

         The number of shares outstanding of Registrant's Common Stock as of November 14, 2005: 98,501.0004.

                             JORDAN INDUSTRIES, INC.

                                      INDEX


Part I. Financial Information                                          Page No.
-----------------------------                                          --------

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets at September 30, 2005
        (Unaudited) and December 31, 2004                                   3

      Condensed Consolidated Statements of Operations for the
        Three Months Ended September 30, 2005 and 2004 (Unaudited)
        and the Nine Months Ended September 30, 2005 and 2004 (Unaudited)   4

      Condensed Consolidated Statements of Cash Flows for
        the Nine Months Ended September 30, 2005 and 2004 (Unaudited)       5

      Notes to Condensed Consolidated Financial Statements (Unaudited)      6

   Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                20

   Item 3. Quantitative and Qualitative Disclosures About Market Risk      27

   Item 4. Controls and Procedures                                         27


Part II. Other Information                                                 28
--------------------------

   Item 1. Legal Proceedings

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   Item 3. Defaults Upon Senior Securities

   Item 4. Submissions of Matters to a Vote of Security Holders

   Item 5. Other Information

   Item 6. Exhibits

                             JORDAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                 September 30,     December 31,
                                                                      2005            2004
                                                                 --------------    ------------
                                                                   (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                            $15,613        $ 15,412
  Accounts receivable, net                                             117,620         109,554
  Inventories                                                          129,115         130,033
  Assets of discontinued operations (See Note E)                           790           3,432
  Income tax receivable                                                  1,413           3,631
  Prepaid expenses and other current assets                             11,245          12,363
                                                                       -------         -------
    Total Current Assets                                               275,796         274,425

Property, plant and equipment, net                                      79,257          85,036
Investments in and advances to affiliates                               25,549          40,882
Goodwill, net                                                          244,720         245,309
Other assets                                                            12,049          16,754
                                                                      --------        --------
    Total Assets                                                      $637,371        $662,406
                                                                      ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                                                     $62,678         $62,796
  Accrued liabilities                                                   81,083          81,451
  Liabilities of discontinued operations (See Note E)                        -             698
  Current portion of long-term debt                                     21,884          27,874
                                                                      --------        --------
    Total Current Liabilities                                          165,645         172,819

Long-term debt, less current portion                                   664,376         689,399
Other non-current liabilities                                           31,435          25,167
Deferred income taxes                                                   18,912          14,255
Minority interest                                                        1,231           1,003
Preferred stock of a subsidiary                                          2,912           2,744

Shareholders' Equity (net capital deficiency):
  Common stock $.01 par value: 100,000 shares
   authorized and 98,501 shares issued and
   outstanding                                                               1               1
  Additional paid-in capital                                             2,116           2,116
  Accumulated other comprehensive income                                 2,314           3,685
  Accumulated deficit                                                 (251,571)       (248,783)
                                                                      --------        --------
    Total Shareholders' Equity (net capital
     deficiency)                                                      (247,140)       (242,981)
                                                                      --------        --------
    Total Liabilities and Shareholders'
     Equity (net capital deficiency)                                  $637,371        $662,406
                                                                      ========        ========


See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        September 30,               September 30,
                                                  -------------------------  -------------------------
                                                    2005          2004           2005         2004
                                                    ----          ----           ----         ----

Net sales                                         $187,918     $187,663       $551,516     $546,899
Cost of sales, excluding
 depreciation                                      132,912      131,541        392,892      377,489
Selling, general and administrative
 expenses, excluding depreciation                   35,815       36,871        109,448      111,525
Depreciation                                         3,600        3,312         10,955       12,403
Amortization                                            89           26            172          124
Income from affiliate transactions (see Note M)     (7,966)           -        (12,376)      (7,954)
Management fees and other                              106           31           (490)         278
                                                   --------      -------       --------      -------

Operating income                                    23,362       15,882         50,915       53,034

Other (income) expenses:
  Interest expense                                  13,646       12,937         41,109       51,828
  Interest income                                     (105)         (42)          (185)      (1,874)
  Gain on sale of subsidiary (see Note K)                -            -           (251)           -
  Other                                                646           80            698         (280)
                                                   --------      -------       --------      -------
                                                    14,187       12,975         41,371       49,674
                                                   --------      -------       --------      -------
Income from continuing operations before
 income taxes and  minority interest                 9,175        2,907          9,544        3,360

Provision for income taxes                           3,125        2,139          9,481        8,097
                                                    -------       -------       --------      ------

Income/(Loss) from continuing operations
 Before minority interest                            6,050          768             63       (4,737)

Minority interest                                      116          102            228          263
                                                   --------      -------       --------      -------

Income/(Loss) from continuing operations             5,934          666           (165)      (5,000)

Discontinued operations:
  Loss from discontinued operations, net
   of tax (See Note E)                              (1,811)      (1,766)        (3,957)      (4,335)
  Gain/(Loss)on sale of discontinued
   operations, net of tax (See Note E)                   -            -          1,502       (1,171)
                                                   --------      -------       --------      -------

Net Income/(Loss)                                   $4,123      $(1,100)       $(2,620)    $(10,506)
                                                   ========     ========       ========    =========

See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                            September 30,
                                                                         ------------------
                                                                          2005        2004
                                                                          ----        ----

Cash flows from operating activities:
 Net loss                                                              $ (2,620)   $ (10,506)
  Adjustments to reconcile net loss to net
   cash provided by/(used in) operating activities:
    (Gain)/loss on sale of discontinued operations
     (See Note E)                                                        (1,502)       1,171
    Gain on sale of subsidiary (See Note K)                                (251)           -
    Gain on sale of affiliates (See Note M)                              (4,410)      (7,954)
    Gain on refinancing of affiliate (See Note M)                        (7,966)           -
    Depreciation and amortization                                        11,127       12,584
    Amortization of deferred financing fees                               4,832        6,616
    Minority interest                                                       228          263
    Non-cash interest expense                                             6,193        6,296
    Deferred income taxes                                                 4,550        3,620
    Gain on disposal of fixed assets                                       (133)        (256)
    Other                                                                    52       (1,596)
    Changes in operating assets and liabilities:
      Increase in current assets                                         (5,921)     (29,331)
      Increase in current liabilities                                        31       17,299
      Increase in non-current assets                                     (1,515)        (508)
      Increase/(decrease) in non-current liabilities                        420         (665)
    Decrease in net assets of discontinued operations                     1,944          416
                                                                         ------      --------
        Net cash provided by/(used in) operating activities               5,059       (2,551)

Cash flows from investing activities:
  Proceeds from sale of fixed assets                                        721          844
  Capital expenditures                                                   (5,364)      (5,317)
  Net proceeds from sale of discontinued operations
    (See Note E)                                                          1,002        6,155
  Acquisition of subsidiary (See Note F)                                   (874)        (315)
  Net proceeds from sale of affiliates (See Note M)                       6,600       27,207
  Net proceeds from sale of subsidiary (See Note K)                       1,209            -
  Net proceeds from sale of affiliate promissory note (see Note M)        9,449            -
  Net proceeds from refinancing by an affiliate (See Note M)             15,000            -
                                                                         ------      -------
        Net cash provided by investing activities                        27,743       28,574

Cash flows from financing activities:
  (Repayments of)/proceeds from revolving credit facilities, net        (11,089)       6,070
  Repayment of long-term debt                                           (26,788)     (25,843)
  Proceeds from other borrowings                                          5,961        4,820
  Payment of financing fees                                                   -       (3,820)
                                                                         ------      -------
           Net cash used in financing activities                        (31,916)     (18,773)

Effect of exchange rate changes on cash                                    (685)         955
                                                                         ------      -------
Net Increase in cash and cash equivalents                                   201        8,205
Cash and cash equivalents at beginning of period                         15,412       15,517
                                                                       --------      -------
Cash and cash equivalents at end of period                             $ 15,613      $23,722
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

The Company has recorded income tax expense of $9,481 for the nine months ended September 30, 2005 primarily attributable to foreign taxes, state taxes and the change in the Company's deferred tax liability. Due to the uncertainty of when the goodwill deferred tax liability will reverse, the Company has not considered any future reversal of the deferred tax liability related to goodwill to support the realization of deferred tax assets. Additionally, the Company continues to maintain a full valuation allowance against its deferred tax assets.

During 2004, the Company realized $90,404 of cancellation of indebtedness income for federal income tax purposes as a result of modifications to certain of its outstanding debt obligations. Such cancellation of indebtedness income was offset by the consolidated group's net operating losses.

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

C.  Inventories
---------------

Inventories are summarized as follows:

                                   September 30,      December 31,
                                        2005              2004
                                   -------------     -------------

         Raw materials                $56,841         $ 57,453
         Work-in-process               13,318           13,693
         Finished goods                58,956           58,887
                                     --------         --------
                                     $129,115         $130,033
                                     ========         ========

D. Comprehensive Income/(Loss)
------------------------------

Total comprehensive income/(loss) for the three months and nine months ended September 30, 2005 and 2004 was as follows:


                                 Three Months ended      Nine Months ended
                                    September 30,         September 30, 2005
                                 -------------------   ----------------------
                                  2005        2004       2005        2004
                                  ----        ----       ----        ----

Net income/(loss)               $ 4,123    $(1,100)    $(2,620)   $(10,506)
Foreign currency translation     (1,154)       881      (1,371)      2,319
                                --------   --------    --------   ---------
Comprehensive income/(loss)     $ 2,969      $(219)    $(3,991)   $ (8,187)
                                ========   ========    ========   =========

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

Summarized selected financial information for the discontinued operations are as follows:
                                    Three months ended      Nine months ended
                                      September 30,           September 30
                                  --------------------     -------------------
                                    2005        2004        2005       2004
                                    ----        ----        ----       ----

      Revenues                    $    -      $1,878       $1,079     $7,904
      Loss from discontinued
       operations                 (1,811)     (1,766)      (3,957)    (4,335)

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

The major classes of assets and liabilities of the discontinued operations are as follows:
                                              September 30,     December 31,
                                                  2005              2004
                                            ----------------   -------------

       Current assets                           $ 447              $2,267
       Property, plant and equipment, net         313               1,134
       Other long-term assets                      30                  31
                                                -----              ------
          Total assets                            790               3,432
       Current liabilities                          -                 698
                                                -----              ------
          Net assets of discontinued
            Operations                         $  790              $2,734
                                               ======              ======

F. Acquisition of Subsidiaries
------------------------------

On March 28, 2005, the Company, through its wholly owned subsidiary, Kinetek, paid in cash the remaining acquisition cost for its September 30, 2004 acquisition of O. Thompson, a New York City-based elevator control company. The total acquisition cost was originally $887 which was subsequently adjusted to $853 during the first quarter of 2005. Of the total acquisition price, $315 was paid through the end of the third quarter in 2004, $57 was paid during the fourth quarter of 2004, and the remaining $481 was paid during the first quarter of 2005.

On September 28, 2005, the Company, through its wholly owned subsidiary, Atco, acquired certain assets including inventory and machinery of Coolstar, Inc. for $393 including fees. Coolstar is a manufacturer of evaporators for the automotive climate control market and its operations will be fully integrated into Atco.

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

H. Pension Plans and Other Post-Retirement Benefit Plans
--------------------------------------------------------

The components of net periodic benefit cost for the Company's pension plans for the three months and nine months ended September 30, 2005 and 2004 were as follows:

                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                 ------------------    ------------------
                                  2005         2004     2005        2004
                                  ----         ----     ----        ----

Service cost                      $177         $195     $531       $585
Interest cost                      315          310      945        930
Expected return on plan assets    (296)        (270)    (888)      (810)
Prior service costs recognized      15           15       45         45
Recognized net actuarial loss       32           31       96         93
                                  ----         ----     ----       ----
   Net periodic benefit cost      $243         $281     $729       $843
                                  ====         ====     ====       ====

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

The components of net periodic benefit cost for the Company's post-retirement healthcare benefit plans for the three months and nine months ended September 30, 2005 and 2004 were as follows:

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                    -------------------   ------------------
                                       2005       2004      2005      2004
                                       ----       ----      ----      ----

     Service cost                       $37        $46      $111      $138
     Interest cost                       55         90       165       270
     Recognized net actuarial loss        5         48        15       144
                                        ---       ----      ----      ----
        Net periodic benefit cost       $97       $184      $291      $552
                                        ===       ====      ====      ====

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

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

K.  Sale of Subsidiary
----------------------

On March 24, 2005, the Company sold the assets of Cho-Pat, Inc. ("Cho-Pat") to Cho-Pat's management team for proceeds of $1,075. Cho-Pat is a designer and manufacturer of orthopedic related sports medicine devices and was part of the Consumer and Industrial Products segment. The Company recognized a gain of $251 related to the sale of Cho-Pat. In July 2005, the Company received additional purchase price of $134. These additional funds did not alter the amount of the gain recorded on the sale.

L.  Warranties
--------------

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company's product warranty accrual during the nine months ended September 30, 2005 and 2004 are as follows:

                                           Nine Months Ended
                                              September 30,
                                           -------------------
                                            2005         2004
                                            ----         ----

         Balance, beginning of year        $2,316       $1,700
         Warranties issued                    850        1,463
         Change in estimate                  (537)         100
         Settlements                       (1,180)        (840)
                                           -------      -------
         Balance, end of year              $1,449       $2,423
                                           =======      =======

M. Affiliate Transactions
-------------------------

On May 4, 2004, two of the Company's affiliates, DMS Holdings, Inc. and Mabis Healthcare Holdings, Inc., ("DMI/Mabis") were sold to a third party. A portion of the proceeds from the sale was used to repay the Company for unsecured advances and operating expenses which the Company paid on behalf of DMS/Mabis in prior periods, as well as accrued and unpaid management fees due the Company. These repayments totaled $806 and $1,069, respectively. Also as a result of the sale, the Company was paid a fee of $1,725 for the termination of its management fee arrangement with DMS/Mabis, and a fee of $1,600 pursuant to certain advisory agreements. The Company recorded income of approximately $4,309 in the second quarter of 2004 as a result of this transaction.

On May 13, 2004, one of the Company's affiliates, Flavor and Fragrance Holdings, Inc., ("FFG") was sold to a third party. A portion of the proceeds was used to repay the principal and accrued interest on the note the Company received when the net assets of Flavorsource were sold to FFG on January 1, 2002. This principal and accrued interest totaled $12,281. In addition, a portion of the proceeds from the sale was used to repay the Company for unsecured advances and operating expenses which the Company paid on behalf of FFG in prior periods, as well as accrued and unpaid management fees due the Company. These repayments totaled $4,509 and $1,672, respectively. Also as a result of the sale, the Company was paid a fee of $1,705 for the termination of its management fee arrangement with FFG, and a fee of $1,940 pursuant to certain advisory agreements. The Company recorded income of approximately $3,645 in the second quarter of 2004 as a result of this transaction.

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

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

On June 10, 2005, the Company's affiliate, Fleet Graphics Holdings, was sold to management of that company for $6,600. A portion of the proceeds from the sale was used to pay the Company accrued and unpaid management fees and operating expenses which were paid by the Company on behalf of Fleet Graphics Holdings. These repayments totaled $1,577 and $613; respectively. Also as a result of the sale, the Company was paid $1,400 for the termination of its management fee arrangement with Fleet Graphics Holdings and a fee of $1,160 pursuant to certain advisory agreements. The Company also received $1,850 for various fees and charges associated with the transaction. The Company recorded income of $4,410 in the second quarter of 2005 as a result of this transaction.

On July 29, 2005, the Company received $15,000 in fees and repayments from a refinancing transaction related to Healthcare Products Industries, Inc. ("HPI") and its operating subsidiary, Hoveround. A portion of the proceeds were used to repay accrued and unpaid expenses as well as advances paid by the Company to HPI and Hoveround in prior periods. The Company recorded income of $7,966 in the third quarter of 2005 as a result of this transaction.

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

N. Condensed Consolidating Financial Statements (Unaudited)
-----------------------------------------------------------

Pursuant to the Exchange Offer described in the 2004 10-K, wholly owned subsidiaries of the Company, JII Holdings, LLC and JII Holdings Finance Corporation, issued senior secured notes which have been guaranteed by the Company and certain of the Company's subsidiaries. Each of these subsidiaries is 100% owned (as defined in Rule 3-10 of Regulation S-X) by the Company, and in all cases the guarantees are full and unconditional and joint and several. The following condensed consolidating financial information is provided in lieu of separate financial statements for the issuers of these notes.

                                                             Three Months Ended September 30, 2005
                           -----------------------------------------------------------------------------------------------
                              Jordan                        JII                        Non-
                             Industries    JII Holdings    Finance    Guarantors   Guarantors   Eliminations  Consolidated
                             ----------    ------------    -------    ----------   ----------   -----------   ------------

Net Sales                    $     -        $     -        $   -        $93,250      $94,668     $      -      $187,918
Cost of sales,
 excluding depreciation            -              -            -         66,614       66,298            -       132,912
Selling, general, and
 administrative expenses,
 excluding depreciation       (1,064)             6            -         22,112       14,761            -        35,815
Depreciation                     181              -            -          1,967        1,452            -         3,600
Amortization                       2              -            -             10           77            -            89
Income from sale of
 affiliates                   (7,966)             -            -              -            -            -        (7,966)
Management fees and other         36              -            -            139          (69)           -           106
                             -------        -------        -----         ------      -------       ------       -------
  Operating income/(loss)      8,811             (6)           -          2,408       12,149            -        23,362

Other (income) and
 expenses:
  Interest expense             2,818            710            -          1,065        9,053            -        13,646
  Intercompany interest
   (income) expense           (1,735)        (5,569)           -          5,472        1,835           (3)            -
  Interest income                (17)             -            -            (56)         (70)          38          (105)
  Intercompany
   management fee
   (income) expense             (877)          (975)           -            913          938            1             -
  Equity in losses of
   subsidiaries                3,052          6,887            -              -            -       (9,939)            -
   Other, net                  1,447              -            -           (108)        (694)           1           646
                             -------        -------        -----         ------      -------       ------       -------
                               4,688          1,053            -          7,286       11,062       (9,902)       14,187
Income/(loss) from
 continuing operations
 before taxes and
 minority interest             4,123         (1,059)           -         (4,878)       1,087        9,902         9,175

Provision for income
 taxes                             -              -            -            379        2,158          588         3,125
                             -------        -------        -----         ------      -------       ------       -------
Income/(loss) from
 continuing operations
 before minority interest      4,123         (1,059)           -         (5,257)      (1,071)       9,314         6,050

Minority interest                  -              -            -            116            -            -           116
                             -------        -------        -----         ------      -------       ------       -------

Income/(loss) from
 continuing operations         4,123         (1,059)           -         (5,373)      (1,071)       9,314         5,934

Discontinued operations:
  Loss from discontinued
   operations, net of tax          -              -            -         (1,514)        (297)           -        (1,811)
  Gain on sale of
   discontinued
   operations, net of tax          -              -            -              -            -            -             -
                             -------        -------        -----         ------      -------     --------        ------

Net income/(loss)             $4,123        $(1,059)       $   -        $(6,887)     $(1,368)    $  9,314        $4,123
                             =======        =======        =====        =======      =======     ========        ======

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                             Three Months Ended September 30, 2004
                            --------------------------------------------------------------------------------------------------
                              Jordan           JII          JII                         Non-
                            Industries      Holdings       Finance      Guarantors    Guarantors   iminations   Consolidated
                            ------------ --------------- ------------ -------------- -----------   ----------   ------------

Net Sales                    $      -       $    -          $ -          $99,044        $88,619      $   -        $187,663
Cost of sales,
 excluding depreciation             -            -            -           70,894         60,647          -         131,541
Selling, general, and
 administrative expenses,
 excluding depreciation         1,003            -            -           19,788         16,080          -          36,871
Depreciation                   (1,403)           -            -            2,164          2,551          -           3,312
Amortization                        2            -            -               (4)            28          -              26
Income from sale of
 affiliates                         -            -           -                 -              -          -               -
Management fees and
 other                             30           (4)           -              (19)            24          -              31
                             --------       ------          ---          -------        -------      ------       --------
  Operating income                368            4            -            6,221          9,289          -          15,882

Other (income) and
 expenses:
  Interest expense              2,893          844            -            1,390          7,810          -          12,937
  Intercompany interest
   (income) expense            (4,328)      (6,250)           -            6,178          4,402          (2)             -
  Interest income                  (5)           -            -               (1)           (71)         35            (42)
  Intercompany
   management fee
   (income)expense               (848)        (973)           -              769          1,052           -              -
  Equity in losses
  (earnings)of
  subsidiaries                 (1,594)       4,348            -                -              -      (2,754)             -
  Other, net                    5,350            -            -               58         (5,330)          2             80
                             --------       ------          ---          -------        -------      ------       --------
                                1,468       (2,031)           -            8,394          7,863      (2,719)        12,975

Income/(loss) from
 continuing operations
 before taxes and
 minority interest             (1,100)       2,035            -           (2,173)         1,426       2,719          2,907

Provision for income
 taxes                              -            -            -              577          2,542        (980)         2,139
                             --------       ------          ---          -------        -------      ------       --------

Income/(loss)from
 continuing operations
 before minority interest      (1,100)       2,035            -           (2,750)        (1,116)      3,699            768

Minority interest                   -            -            -              102              -           -            102
                             --------       ------          ---          -------        -------      ------       --------

Income/(loss) from
 continuing operations         (1,100)       2,035            -           (2,852)        (1,116)      3,699            666

Discontinued operations:
 (Loss) income from
  discontinued
  operations, net of tax            -            -            -           (1,497)          (269)          -         (1,766)
                             --------       ------          ---          -------        -------      ------       --------

Net income/(loss)            $ (1,100)      $2,035          $ -          $(4,349)       $(1,385)     $3,699       $ (1,100)
                             ========       ======          ===          =======        =======      ======       =========

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                      Nine Months Ended September 30, 2005
                             ------------------------------------------------------------------------------------------------------
                                Jordan                         JII                         Non-
                               Industries    JII Holdings    Finance      Guarantors    Guarantors    Eliminations    Consolidated
                               ----------    ------------   ----------    ----------    ----------    ------------    ------------

Net Sales                      $     -        $     -        $    -        $276,188     $275,328        $      -       $551,516
Cost of sales,
 excluding depreciation              -              -             -         199,225      193,667               -        392,892
Selling, general, and
 administrative expenses,
 excluding depreciation         (3,354)            14             -          65,761       47,027               -        109,448
Depreciation                       540              -             -           5,877        4,538               -         10,955
Amortization                         4              -             -              31          137               -            172
Income from sale of
 affiliates                    (12,376)             -             -               -            -               -        (12,376)
Management fees and other         (560)             -             -              70            -               -           (490)
                               -------        -------        ------        --------      -------        --------        -------
  Operating income              15,746            (14)            -           5,224       29,959               -         50,915

Other (income) and
 expenses:
  Interest expense               8,468          2,129             -           3,446       27,066               -         41,109
  Intercompany interest
   (income) expense             (5,002)       (16,413)            -          16,121        5,294               -              -
  Interest income                  (31)             -             -             (57)        (210)            113           (185)
  Intercompany
   management fee
   (income) expense             (2,543)        (2,854)            -           2,321        3,076               -              -
  Equity in losses of
   subsidiaries                 13,727         20,200             -               -            -         (33,927)             -
  (Gain)/loss on sale of
   subsidiary                     (273)             -             -              22            -               -           (251)
   Other, net                    4,020              -             -             (29)      (3,293)              -            698
                               -------        -------        ------        --------      -------        --------        -------
                                18,366          3,062             -          21,824       31,933         (33,814)        41,371
(Loss)/income from
 continuing operations
 before taxes and
 minority interest              (2,620)        (3,076)            -         (16,600)      (1,974)         33,814          9,544

Provision for income
 taxes                               -              -             -           2,242        6,122           1,117          9,481
                               -------        -------        ------        --------      -------        --------        -------
Loss from continuing
 operations before
 minority interest              (2,620)        (3,076)            -         (18,842)      (8,096)         32,697             63

Minority interest                    -              -             -             228            -               -            228
                               -------        -------        ------        --------      -------        --------        -------

Loss from continuing
 operations                     (2,620)        (3,076)            -         (19,070)      (8,096)         32,697           (165)

Discontinued operations:
  Loss from discontinued
   operations, net of tax            -              -             -          (2,629)      (1,328)             -          (3,957)
  Gain on sale of
   discontinued
   operations, net of tax            -              -             -           1,502            -              -           1,502
                               -------        -------        ------        --------      -------        -------         -------

Net loss                       $(2,620)       $(3,076)       $    -        $(20,197)     $(9,424)       $32,697         $(2,620)
                               =======        =======        ======        ========      =======        =======         =======

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                          Nine Months Ended September 30, 2004
                           ----------------------------------------------------------------------------------------------
                              Jordan         JII         JII
                            Industries     Holdings     Fiance   Guarantors  Non-Guarantors   Eliminations   Consolidated
                            ----------     --------     ------   ----------  --------------   ------------   ------------

Net Sales                    $      -    $      -      $   -     $296,168       $250,731         $    -       $546,899
Cost of sales,
 excluding depreciation             -           -          -      206,820        170,669              -        377,489
Selling, general, and
 administrative
 expenses, excluding
 depreciation                       3           -          -       63,311         48,211              -        111,525
Depreciation                     (641)          -          -        6,726          6,318              -         12,403
Amortization                        4           -          -           15            105              -            124
Income from sale of
 affiliates                    (7,954)          -          -            -              -              -         (7,954)
Management fees and other
                                  278        (375)         -          334             41              -            278
                              -------     -------       ----     --------        -------          -----        -------
  Operating income              8,310         375          -       18,962         25,387              -         53,034

Other (income) and
 expenses:
  Interest expense             12,770       9,039          -        3,547         26,472              -         51,828
  Intercompany interest
   (income) expense           (10,276)    (14,459)         -       18,207          6,528              -              -
  Interest income              (1,762)          -          -           (3)          (213)           104         (1,874)
  Intercompany
   management fee
   (income)expense             (2,998)     (2,389)         -        2,390          2,997              -              -
  Equity in losses
  of subsidiaries              18,886      15,661          -            -              -        (34,547)             -
  Other, net                    5,351           -          -          273         (5,904)          -              (280)
                              -------     -------       ----     --------        -------        -------        -------
                               21,971       7,852          -       24,414         29,880        (34,443)        49,674

(Loss)/income from
 continuing operations
 before taxes and
 minority  interest           (13,661)    (7,477)          -       (5,452)        (4,493)        34,443          3,360

Provision for income
 taxes                              -          -           -        1,760          6,963           (626)         8,097
                              -------    -------        ----     --------        -------         ------        -------
Loss from continuing
 operations before
 minority interest            (13,661)    (7,477)          -       (7,212)       (11,456)        35,069         (4,737)

Minority interest                   -          -           -          263              -           -               263
                              -------    -------        ----     --------        -------         ------        -------
Loss from continuing
 operations                   (13,661)    (7,477)          -       (7,475)       (11,456)        35,069         (5,000)

Discontinued operations:
 Loss from discontinued
  operations, net of tax            -          -           -       (3,859)          (476)             -         (4,335)
 Gain (loss) on sale of
  discontinued
  operations, net of tax        3,155          -           -       (4,326)             -              -         (1,171)
                             --------    -------       -----     --------       --------       --------       --------

Net loss                     $(10,506)   $(7,477)      $   -     $(15,660)      $(11,932)      $ 35,069       $(10,506)
                             ========    =======       =====     ========       ========       ========       ========

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                            Balance Sheet as of September 30, 2005
                              ---------------------------------------------------------------------------------------------

                                    Jordan                     JII                    Non-
                                  Industries    JII Holdings  Finance  Guarantors   Guarantors   Eliminations  Consolidated
                                  ----------    ------------  -------  ----------   ----------   ------------  ------------

Current assets:
    Cash and equivalents         $   1,732      $       -      $   -    $  1,163     $ 12,718      $     -       $ 15,613
    Intercompany receivables        37,319        (39,758)         -      (2,762)      15,344      (10,143)             -
    Accounts receivable, net             -              -          -      46,657       70,963            -        117,620
    Inventories                          -              -          -      72,310       56,805            -        129,115
    Assets of discontinued
     operations                          -              -          -         313          477            -            790
    Income tax receivable                -              -          -           -        1,413            -          1,413
    Prepaids and other
     current assets                  3,398              -          -       6,256        3,188       (1,597)        11,245
                                 ---------      ---------     ------    --------     --------    ---------       --------
    Total current assets            42,449        (39,758)         -     123,937      160,908      (11,740)       275,796

Property, plant and
 equipment, net                      1,222              -          -      42,285       35,750            -         79,257
Investments and advances to
 affiliates                         13,205              -          -           -       12,344            -         25,549
Investments in subsidiaries         54,649        209,493          -           -            -     (264,142)             -
Equity in earnings of
 subsidiaries                     (238,942)       (95,044)         -           -            -      333,986              -
Goodwill, net                            -              -          -      78,498      181,946      (15,724)       244,720
Intercompany notes
 receivable                         (1,000)       209,649          -           -        1,000     (209,649)             -
Other assets                           157          4,260          -       3,358        4,274            -         12,049
                                 ---------      ---------     ------    --------     --------    ---------       --------
    Total assets                 $(128,260)     $ 288,600     $    -    $248,078     $396,222    $(167,269)      $637,371
                                 =========      =========     ======    ========     ========    =========       ========
Current liabilities:
  Accounts payable               $       -      $       -     $    -    $ 24,086     $ 38,592    $       -       $ 62,678
  Accrued liabilities               31,885          3,758          -      23,820       24,019       (2,399)        81,083
  Liabilities of
   discontinued operations               -              -          -           -            -            -              -
  Intercompany payables                  -              -          -     (10,768)      10,937         (169)             -
  Current portion of long
   term debt                           530              -          -       4,402       16,952            -         21,884
                                 ---------      ---------     ------    --------     --------    ---------       --------
  Total current liabilities         32,415          3,758          -      41,540       90,500       (2,568)       165,645

Long term debt                     121,547        207,133          -      35,100      300,596            -        664,376
Other non current
 liabilities                        17,329              -          -       8,782        5,324            -         31,435
Intercompany note payable          (50,424)             -          -     229,900       31,722     (211,198)             -
Deferred income taxes               (1,637)             -          -     (13,170)      32,211        1,508         18,912
Minority interest                        -              -          -       1,231            -            -          1,231
Preferred stock of a
 subsidiary                           (350)             -          -      39,739        2,912      (39,389)         2,912

Shareholders equity (deficit)
                                  (247,140)        77,709          -     (95,044)     (67,043)      84,378       (247,140)
                                 ---------      ---------     ------    --------     --------    ---------       --------
    Total liabilities and
     shareholders equity         $(128,260)     $ 288,600     $    -    $248,078     $396,222    $(167,269)      $637,371
                                 =========      =========     ======    ========     ========    =========       ========

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                        Balance Sheet as of December 31, 2004
                                        -------------------------------------
                                   Jordan        JII        JII                  Non-
                                 Industries    Holdings   Finance  Guarantors  Guarantors  Eliminations   Consolidated
                                 ----------    --------   -------  ----------  ----------  -----------    ------------

Current assets:
    Cash and equivalents        $   2,152     $      -      $ -     $  1,693    $ 11,567   $       -       $ 15,412
    Intercompany receivables        9,543      (25,053)       -       (2,245)     14,931       2,824              -
    Accounts receivable, net            -            -        -       42,656      66,898           -        109,554
    Inventories                         -            -        -       73,883      56,150           -        130,033
    Assets of discontinued
     operations                         -            -        -        1,409       2,023           -          3,432
    Income tax receivable               -            -        -            -       3,631           -          3,631
    Prepaids and other
     current assets                 4,625            -        -        9,236       4,878      (6,376)        12,363
                                ---------      -------      ---      -------    --------   ---------       --------
    Total current assets           16,320      (25,053)       -      126,632     160,078      (3,552)       274,425

Property, plant and
 equipment, net                     1,721            -        -       45,828      37,487           -         85,036
Investments and advances to
 affiliates                        28,538            -        -            -      12,344           -         40,882
Investments in subsidiaries        52,241      202,512        -            -           -    (254,753)             -
Equity in earnings of
 subsidiaries                    (222,701)     (82,684)       -            -           -     305,385              -
Goodwill, net                           -            -        -       78,648     182,385     (15,724)       245,309
Intercompany notes
 receivable                        (1,000)     204,871        -            -       1,000    (204,871)             -
Other assets                          395        6,387        -        3,887       6,085           -         16,754
                                ---------     --------      ---     --------    --------   ---------       --------
    Total assets                $(124,486)    $306,033      $ -     $254,995    $399,379   $(173,515)      $662,406
                                =========     ========      ===     ========    ========   =========       ========
Current liabilities:
    Accounts payable            $       -     $      -      $ -      $25,662    $ 37,134   $       -       $ 62,796
    Accrued liabilities            37,895        9,389        -       22,662      18,277      (6,772)        81,451
    Liabilities of
     discontinued
     operations                         -            -        -          150         548           -            698
    Intercompany payables               -            -        -      (15,740)      4,501      11,239              -
    Current portion of long
     term debt                        250            -        -        5,387      22,237           -         27,874
                                ---------      -------      ---      -------    --------   ---------       --------
    Total current liabilities      38,145        9,389        -       38,121      82,697       4,467        172,819

Long term debt                    121,890      224,033        -       41,779     301,697           -        689,399
Other non current
 liabilities                       10,830            -        -        8,711       5,626           -         25,167
Intercompany note payable         (50,384)           -        -      223,537      31,722    (204,875)             -
Deferred income taxes              (1,636)           -        -      (13,497)     29,388           -         14,255
Minority interest                       -            -        -        1,003           -           -          1,003
Preferred stock of a
 subsidiary                          (350)           -        -       38,025       2,744     (37,675)         2,744

Shareholders equity (deficit)    (242,981)      72,611        -      (82,684)    (54,495)     64,568       (242,981)
                                ---------     --------      ---     --------    --------   ---------       --------
    Total liabilities and
     shareholders equity        $(124,486)    $306,033      $ -     $254,995    $399,379   $(173,515)      $662,406
                                =========     ========      ===     ========    ========   =========       ========

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                        Nine Months Ended September 30, 2005
                                  ---------------------------------------------------------------------------------------------
                                      Jordan         JII        JII                      Non-
                                    Industries     Holding    Finance    Guarantors   Guarantors   Eliminations  Consolidated
                                    ----------     -------    -------    ----------   ----------   ------------  ------------

Net cash (used in) provided
 by operating activities             $(16,638)      $    -      $   -     $ 9,983      $ 11,714      $     -       $   5,059

Cash flows from investing
 activities
  Proceeds from sales of
   fixed assets                             -             -         -        603            118            -             721
  Capital expenditures                    (42)            -         -     (2,680)        (2,642)           -          (5,364)
  Intercompany transfers              (16,900)       16,900         -          -              -            -               -
  Net proceeds from sale of
   discontinued operations              1,002             -         -          -              -            -           1,002
  Acquisition of subsidiary                 -             -         -       (393)          (481)           -            (874)
  Net proceeds from sale of
   affiliate                            6,600             -         -          -              -            -           6,600
  Net proceeds from sale of
   subsidiary                           1,209             -         -          -              -            -           1,209
  Net proceeds from sale of
   affiliate promissory note            9,449             -         -          -              -            -           9,449
  Net proceeds from
   refinancing of affiliate            15,000             -         -          -              -            -          15,000
                                     --------       -------     -----     ------       --------       ------         -------
Net cash provided by (used
 in) investing activities              16,318        16,900         -     (2,470)        (3,005)           -          27,743

Cash flows from financing
 activities
  Proceeds from revolving
   credit facilities, net                   -             -         -     (5,844)        (5,245)           -         (11,089)
  Repayment of long term
   debt                                  (100)      (16,900)        -     (2,483)        (7,305)           -         (26,788)
  Proceeds from other
   borrowings                               -             -         -        284          5,677            -           5,961
  Payment of deferred
   financing costs                          -             -         -          -              -            -               -
                                     --------       -------     -----     ------       --------       ------         -------
Net cash provided by
 financing activities                    (100)      (16,900)        -     (8,043)        (6,873)           -         (31,916)

Effect of exchange rate
 changes on cash                            -             -         -          -           (685)           -            (685)
                                     --------       -------     -----     ------       --------       ------         -------
Net increase in cash and
 equivalents                             (420)            -         -       (530)         1,151            -             201
Cash and equivalents at
 beginning of period                    2,152             -         -      1,693         11,567            -          15,412
                                     --------       -------     -----     ------       --------       ------         -------
Cash and equivalents at
 end of period                       $  1,732       $     -     $   -     $1,163       $ 12,718            -         $15,613
                                     ========       =======     =====     ======       ========       ======         =======

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                               Nine Months Ended September 30, 2004
                                  -------------------------------------------------------------------------------------
                                    Jordan         JII        JII                   Non-
                                  Industries     Holdings   Finance  Guarantors  Guarantor  Eliminations  Consolidated
                                  ----------     --------   -------  ----------  ---------  ------------  ------------


Net cash (used in) provided by
 operating activities              $(17,269)    $     -       $  -      $ 7,723   $ 6,995       $ -          $(2,551)

Cash flows from investing
 activities
   Proceeds from sales of
    fixed assets                          -           -          -          786        58         -              844
   Capital expenditures                 (98)          -          -       (2,787)   (2,432)        -           (5,317)
   Intercompany transfers           (18,048)     18,048          -            -         -         -                -
   Net proceeds from sale of
    discontinued operations           6,155           -          -            -         -         -            6,155
   Acquisition of subsidiaries            -           -          -            -      (315)        -             (315)
   Net proceeds from sale of
    affiliates                       27,207           -          -            -         -         -           27,207
Net cash provided by (used         --------     -------       ----      -------   -------       ---          -------
 in) investing activities            15,216      18,048          -       (2,001)   (2,689)        -           28,574

Cash flows from financing
 activities
   Proceeds from revolving
    credit facility                       -           -          -         (849)    6,919         -            6,070
   Repayment of long term
    debt                               (783)    (14,228)         -       (5,153)   (5,679)        -          (25,843)
   Proceeds from other
    borrowings                            -           -          -          427     4,393         -            4,820
   Payment of financing fees              -      (3,820)         -            -         -         -           (3,820)
Net cash (used in) provided        --------     -------       ----      -------   -------       ---          -------
 by financing activities               (783)    (18,048)         -       (5,575)    5,633         -          (18,773)

Effect of exchange rate
 changes on cash                          -           -          -            -       955         -              955
                                   --------     -------       ----      -------   -------       ---          -------
Net (decrease) increase
 in cash and equivalents             (2,836)          -          -          147    10,894         -            8,205
Cash and equivalents at
 beginning of period                  6,301           -          -        1,738     7,478         -           15,517
                                   --------     -------       ----      -------   -------       ----         -------
Cash and equivalents at
 end of period                     $  3,465     $     -       $ -       $ 1,885   $18,372       $ -          $23,722
                                   ========     =======       ====      =======   =======       ====         =======

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

Results of Operations

Summarized below are the net sales, operating income (loss) and operating margins (as defined) for each of the Company's business segments for the three month and nine month periods ended September 30, 2005 and 2004. Due to the sale of ED&C, a subsidiary of Kinetek, in the second quarter of 2005 the results of ED&C have been classified as discontinued operations in all periods presented. (See Note E to the financial statements.) The following discussion reviews the following segment data and certain of the consolidated financial data for the Company.

                                     Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                     -------------------    -------------------
                                        2005       2004      2005       2004
                                       ------     ------    ------     -------
Net Sales:
Specialty Printing and Labeling      $12,551    $ 12,717    $37,458  $ 38,936
Jordan Specialty Plastics             40,369      39,300    119,965   110,264
Jordan Auto Aftermarket               31,011      35,736     92,817   116,354
Kinetek                               87,648      83,039    255,358   235,704
Consumer and Industrial Products      16,339      16,871     45,918    45,641
                                    --------    --------   --------  --------
   Total                            $187,918    $187,663   $551,516  $546,899
                                    ========    ========   ========  ========

Operating Income (Loss):
Specialty Printing and Labeling       $1,709     $ 1,303     $4,254   $ 4,358
Jordan Specialty Plastics                773       3,113      3,284     7,027
Jordan Auto Aftermarket                  311         951       (522)    7,443
Kinetek                               11,621      10,127     29,743    26,887
Consumer and Industrial Products        (224)        804     (2,886)     (913)
                                    --------    --------   --------  --------
   Total(a)                          $14,190    $ 16,298    $33,873   $44,802
                                    ========    ========    ========  =======
Operating Margin(b)
Specialty Printing and Labeling        13.6%       10.2%      11.4%     11.2%
Jordan Specialty Plastics               1.9%        7.9%       2.7%      6.4%
Jordan Auto Aftermarket                 1.0%        2.7%      (0.6)%     6.4%
Kinetek                                13.3%       12.2%      11.6%     11.4%
Consumer and Industrial Products       (1.4)%       4.8%      (6.3)%    (2.0)%
   Total                                7.6%        8.7%       6.1%      8.2%

-----------------------------
(a) Before corporate overhead and management fees of $(9,172) and $416 for the three months ended September 30, 2005 and 2004, respectively, and $(17,042) and $(8,232) for the nine months ended September 30, 2005 and 2004, respectively. Corporate overhead and management fees for the nine months ended September 30, 2005 and 2004 include income from the sale of affiliates of $12,376 and $7,954, respectively.

(b) Operating margin is operating income (loss) divided by net sales.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

    Consolidated Results. (See Condensed Consolidated Statement of Operations.)
    --------------------

Net sales for continuing operations increased $0.3 million, or 0.1%, to $187.9 million for the third quarter of 2005 from $187.6 million last year. Net sales for continuing operations increased $4.6 million, or 0.8%, to $551.5 million through the first nine months of 2005 from $546.9 million last year. The increase in sales for the third quarter was primarily due to growth at Kinetek and Jordan Specialty Plastics which grew 5.6% and 2.7%, respectively. These increases were offset by a 13.2% decline in the Automotive Aftermarket segment largely due to the discontinuation of business with a large customer in the climate control segment. The improved economy helped both the Kinetek and Jordan Specialty Plastics segments throughout the first nine months but most of the growth in these segments continues to come from the introduction of new products and market share gains in several niche markets. In addition, some of the sales growth in the third quarter and first nine months can be attributed to improved success with passing on raw material inflation through increased selling price.

Operating income from continuing operations decreased $2.1 million, or 12.9%, to $14.2 million for the third quarter of 2005 from $16.3 million for the same period last year. Operating income from continuing operations decreased $10.9 million, or 24.4%, to $33.9 million through the first nine months of 2005 from $44.8 million for the same period last year. The decrease in operating income for both the third quarter and first nine months was primarily due to the Automotive Aftermarket and Jordan Specialty Plastics. Operating income for Kinetek improved by 14.8% in the third quarter and 10.6% for the first nine months partially offsetting declines in the other segments. Raw material inflation compressed product margins at Kinetek and Jordan Specialty Plastics in the third quarter and the first nine months. Beginning in the second half of 2004, all companies began to pass along some of these costs with greater success but to a lesser extent than the increased cost. Through the first nine months, the Jordan Specialty Plastics segment was only able to pass along approximately 75% of the year over year raw material inflation through selling price increases. In addition, the Jordan Specialty Plastics segment recorded charges of approximately $1.0 million in the second quarter of 2005 primarily due to increased accruals and reserves in foreign operations. Also included in the operating income for the third quarter and the first nine months of 2005 are costs associated with product transitions and plant rationalizations at Kinetek and Jordan Specialty Plastics. The decrease in operating income throughout the first nine months for the Automotive Aftermarket was mostly due to lower sales volumes of climate control products, a weaker non-OEM torque converter aftermarket, and production inefficiencies resulting from consigned parts shortages in the OEM torque converter aftermarket business.

       Specialty Printing and Labeling. As of September 30, 2005, the Specialty
       -------------------------------
Printing and Labeling group ("SPL") consisted of Valmark, Pamco, and Seaboard.

Net sales for continuing operations decreased $0.2 million, or 1.3%, to $12.5 million for the third quarter of 2005 from $12.7 million for the same period last year. Net sales of continuing operations decreased $1.5 million, or 3.8%, to $37.4 million through the first nine months from $38.9 million for the same period last year. Revenues for Valmark product lines were up 13.3% while sales of the Pamco labels and Seaboard folding box products each declined 2.6% and 12.7%, respectively, in the third quarter compared with prior year. Sales related to Valmark's membrane switch products in the third quarter and throughout the first nine months were up well over last year largely driven by sales in the medical equipment and navigation products markets.

Operating income from continuing operations increased $0.4 million, or 31.2%, to $1.7 million for the third quarter from $1.3 million for the same period last year. Operating income from continuing operations decreased $0.1 million, or 2.4%, to $4.3

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

million through the first nine months of 2005 from $4.4 million for the same period last year. The decrease in operating income in the third quarter is largely due to the loss of a large customer in the printing and labeling market that moved its product source to Asia and unfavorable overhead absorption associated with lower sales volumes. The decreased operating income associated with the reduced sales volume through the first nine months was largely offset by cost savings generated by a management reorganization and reduction in employment at Valmark which occurred in the first quarter of 2004.

       Jordan Specialty Plastics. As of September 30, 2005, the Jordan Specialty
       -------------------------
Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales increased $1.1 million, or 2.7%, to $40.4 million for the third quarter of 2005 from $39.3 million for the same period last year. Net sales increased $9.7 million, or 8.8%, to $120.0 million through the first nine months of 2005 from $110.3 million for the same period last year. The increased sales were the result of a stronger economy, the introduction of several new products, market share gains, and selling price increases which only partially offset the significant raw material cost increases. The sales increase for the third quarter and the first nine months were driven by both office products and hardware products which were up significantly with the superstore retailers. Strong sales with the superstore retailers for the third quarter and first nine months for office products were partially offset by lower sales with several of the large distributors. Chairmat sales increased significantly in the third quarter with the largest increases coming from superstores, distributors and international markets. Hardware products represented the largest increase in sales with significant growth at the home improvement superstores. Increased sales of bike related products and safety reflectors for commercial trucks were up significantly through the first nine months.

Operating income decreased $2.3 million, or 75.2%, to $0.8 million for the third quarter of 2005 from $3.1 million for the same period last year. Operating income decreased $3.7 million, or 53.3%, to $3.3 million through the first nine months of 2005 from $7.0 million for the same period last year. Raw material inflation and to a lesser extent the sales mix experienced in the third quarter and throughout the first nine months both contributed significantly to the decrease in operating income. The third quarter includes costs associated with the closing of the Niles manufacturing operations and start up costs in Indianapolis associated with the transferred products. Through the first nine months JSP was only able to pass along approximately 75% of the year over year raw material inflation through selling price increases. Charges of approximately $1.0 million were recorded in the second quarter primarily due to increased accruals and reserves in foreign operations. The Company continues to pursue cost reduction initiatives and price increases to overcome the raw material inflation which continues to compress margins throughout the industry.

       Jordan Auto Aftermarket. As of September 30, 2005, the Jordan Auto
       -----------------------
Aftermarket group ("JAAI") consisted of Dacco, Alma and Atco.

Net sales decreased $4.7 million, or 13.2%, to $31.0 million for the third quarter of 2005 from $35.7 million for the same period last year. Net sales decreased $23.5 million, or 20.2%, to $92.8 million for the first nine months of 2005 from $116.3 million for the same period last year. The discontinuation of business with a large customer in the climate control market represented $6.2 million of the sales decrease in the third quarter and $17.1 million of the sales decrease through the first nine months. Sales of torque converters to original equipment manufacturers increased in the third quarter as compared with the prior year and sales of air compressors for the

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

third quarter also increased over the prior year after excluding the impact of the discontinuation of business with the large retailer as described above. Sales of torque converters to original equipment manufacturers were 19.2% lower for the first nine months as compared with the prior year primarily due to better warranty experience of the OEM. Sales of torque converters to the non-OEM automotive aftermarket declined 6.8% in the third quarter versus prior year. The prolific hurricane season and special new car incentive programs from the domestic automotive manufacturers both contributed to the lower sales of torque converters in the non-OEM aftermarket segment. This decrease was partially offset by the introduction of new torque converter products and the continued expansion of new DACCO retail distribution centers in targeted locations. Sales of tubing assemblies and fittings for the truck market were up 21.8% in the third quarter and 28.6% through the first nine months. The growth in the truck market is due to a stronger economy and many companies updating their fleets in advance of the new emissions standards set to become effective in 2007.

Operating income decreased $0.6 million, or 67.3%, to $0.3 million for the third quarter of 2005 from $0.9 million for the same period last year. Operating income decreased $7.9 million to a loss of $0.5 million through the first nine months of 2005 from income of $7.4 million for the same period last year. The sales decline in the torque converter non-OEM aftermarket segment had a significant impact on the decline in operating income specifically due to the high fixed cost nature of the business. In addition, operating income throughout the first nine months was negatively impacted by a contractual price reduction for a large customer and production inefficiencies resulting from consigned parts shortages in the torque converter business. Also contributing to the decline in operating income for the first nine months were unusually high medical and workers compensation costs compounded by a $0.4 million favorable adjustment to inventory quantities in the second quarter of 2004. The decreases in operating income for the torque converter and climate control segments were nominally offset by increased operating income associated with the sales of tubing assemblies and fittings in the truck market.

       Kinetek. As of September 30, 2005, the Kinetek group consisted of
       -------
Imperial Group, Merkle-Korff, FIR, Motion Control, Advanced DC and DeSheng.

Net sales increased $4.6 million, or 5.6%, to $87.6 million for the third quarter of 2005 from $83.0 million for the same period last year. Net sales increased $19.7 million, or 8.3%, to $255.4 million through the first nine months of 2005 from $235.7 million for the same period last year. The sales increase during the third quarter was led by sales of elevator control products designed and produced under Kinetek's recently acquired O. Thompson brand name (see Note F) which added $2.5 million in revenue for the quarter compared to the previous year, and $7.0 million for the year to date. The sales increases for the year to date ending September 30, 2005 was led by favorable market conditions for most of Kinetek's principal product lines and net increases in market share gains and losses. The combination of favorable markets and net share gains accounted for approximately $0.6 million of the third quarter 2005 revenue increase, and $9.9 million for the first nine months. The translation impact of the stronger Euro relative to the dollar in 2005 accounted for $0.6 million increase in sales during the third quarter and $1.6 million for the year to date. The impact of increases and decreases in selling prices charged to customers during the period resulted in a net increase in sales of approximately $0.9 million. For the year to date, changes in selling prices account for approximately $1.2 million in increased sales.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

Operating income from continuing operations increased $1.5 million, or 14.8%, to $11.6 million for the third quarter of 2005 from $10.1 million for the same period last year. Operating income from continuing operations increased $2.9 million, or 10.6%, to $29.7 million for the first nine months of 2005 from $26.8 million for the same period last year. The increases in operating income are attributable to the increases in sales and gross margin described previously, plus reductions in Kinetek's selling, general, and administrative expenses. For the three months ended in September 2005, SG&A was $12.8 million, a decrease of $1.2 million (8.6%) from the previous year. For the year to date, SG&A was $40.7 million, a decrease of $1.7 million (4.0%) from 2004. The decrease is primarily due to reductions in overhead costs that are allocated to Kinetek from Jordan Industries.

       Consumer and Industrial Products. As of September 30, 2005, the Consumer
       --------------------------------
and Industrial Products group consisted of Welcome Home LLC and its two divisions, Cape Craftsmen and Welcome Home, and GramTel.

Net sales decreased $0.5 million, or 3.2%, to $16.3 million for the third quarter of 2005 from $16.8 million for the same period last year. Net sales increased $0.3 million, or 0.6%, to $45.9 million through the first nine months of 2005 from $45.6 million for the same period last year. Sales for Welcome Home increased 3.2% in third quarter while third party sales for Cape Craftsman decreased 23.4% from prior year. Third party sales for Cape Craftsman increased 8.3% for the first nine months compared with prior year. Comparable store sales at Welcome Home increased 3.7% in the third quarter and were flat with prior year through the first nine months. Welcome Home is currently transitioning to a new merchandising strategy emphasizing a more focused product offering.

Operating income decreased $1.0 million in the third quarter of 2005 to a loss of $0.2 million compared to income of $0.8 million in the same period last year. Operating income decreased $2.0 million to a loss of $2.9 million through the first nine months of 2005 from a loss of $0.9 million for the same period last year. Merchandise margins decreased at Welcome Home for the third quarter and for the first nine months largely due to promotional discounts used to increase the turnover of slower moving inventory and to continue the migration to a new merchandising strategy. The decrease in operating income at Welcome Home through the first nine months was partially offset by increased operating income associated with the Cape Craftsman sales increase.

       Liquidity and Capital Resources.
       --------------------------------

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion.

The Company had approximately $109.4 million of working capital at September 30, 2005 compared to approximately $98.9 million at December 31, 2004.

Operating activities. Net cash provided by operating activities for the nine
--------------------
months ended September 30, 2005 was $5.1 million compared to net cash used in operating activities of $2.6 million during the same period in 2004.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

Investing activities. Net cash provided by investing activities for the nine
--------------------
months ended September 30, 2005 was $27.7 million compared to net cash provided by investing activities of $28.6 million during the same period in 2004. In 2005, net cash provided by investing activities primarily includes $1.0 million from proceeds of a sale of discontinued operations, $6.6 million from the sale of an affiliate, $1.2 million in proceeds from the sale of Cho-Pat, $9.4 million from sale of an affiliate promissory note and $15.0 million in proceeds from a refinancing transaction executed by an affiliate. This is compared to $6.2 million of proceeds from the sale of discontinued operations and $27.2 million of proceeds from the sale of affiliates in 2004.

Financing activities. Net cash used in financing activities for the nine months
--------------------
ended September 30, 2005 was $31.9 million compared to net cash used in financing activities of $18.8 million during the same period in 2004. The increase in cash used in financing activities is primarily due to higher repayments of borrowings under revolving credit facilities in 2005.

The Company is party to two credit agreements under which the Company is able to borrow up to $90.0 million to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature in 2005 and 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of September 30, 2005, the Company had approximately $29.4 million of available funds under these arrangements.

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

Kinetek's credit agreement expires December 18, 2005. Kinetek has verbally negotiated with its lender a one year extension of this credit agreement; however this negotiated extension has not been fully executed as of the date of this filing.

The Company may, from time to time, use cash, including cash generated from borrowings under its credit agreement, to purchase its 11 3/4% Senior Subordinated Discount Debentures due 2009, its 10 3/8% Senior Notes due 2007, or its 13% Exchange Notes due 2007, or any combination thereof, through open market purchases, privately negotiated purchases or exchanges, tender offers, redemptions or otherwise, and may, from time to time, pursue various refinancing or financial restructurings, including pursuant to consent solicitations and waivers involving those securities, in each case, without public announcement or prior notice to the holders thereof, and if initiated or commenced, such purchases or offers to purchase may be discontinued at any time.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

Item 3. Quantitative and Qualitative Disclosures About Market Risks
-------------------------------------------------------------------

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At September 30, 2005, the Company had $35.5 million of variable rate debt outstanding. A one-percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.4 million. The Company does not believe that its market risk financial instruments on September 30, 2005 would have a material effect on future operations or cash flows.

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


                                           JORDAN INDUSTRIES, INC.



November 14, 2005                          By:   /s/ Norman R. Bates
                                                --------------------
                                                 Norman R. Bates
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

    Exhibit
    Number                         Description
     31(a)   Certificate of Chief Executive Officer pursuant to
             Rule 13a-14 (a) or Rule 15d-14 (a)
     31(b)   Certificate of Chief Financial Officer pursuant to
             Rule 13a-14 (a) or Rule 15d-14 (a)
     32(a)   Certification of John W. Jordan II pursuant to Section 1350.
     32(b)   Certification of Norman R. Bates pursuant to Section 1350.