Form 10-Q/A
period 2005-03-31
JORDAN INDUSTRIES INC
filed 2005-12-14
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            -----------------------


                                  FORM 10-Q/A
                               (AMENDMENT NO.1)


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

Explanatory Note

Jordan Industries, Inc. hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 originally filed with the Securities and Exchange Commission on May 16, 2005 (the "Original 10-Q") as set forth below and in the pages attached hereto:

       Part II, Item. 6. Exhibits

       Signatures

Except for the amendments described above, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A does not modify or update other disclosures in, or exhibits to the Original 10-Q.

JORDAN INDUSTRIES, INC.

                                     INDEX


Part I. Financial Information                                          Page No.
-----------------------------                                          --------

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets at March 31, 2005
        (Unaudited) and December 31, 2004                                  4

      Condensed Consolidated Statements of Operations for the
        Three Months Ended March 31, 2005 and 2004 (Unaudited)             5

      Condensed Consolidated Statements of Cash Flows for
        the Three Months Ended March 31, 2005 and 2004 (Unaudited)         6

      Notes to Condensed Consolidated Financial Statements (Unaudited)     7

   Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations               18

   Item 3. Quantitative and Qualitative Disclosures About Market Risk     24
   Item 4. Controls and Procedures                                        24


Part II. Other Information                                                25
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







                                 JORDAN INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                            (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                  THREE MONTHS ENDED
                                                                        March 31,
                                                                  -------------------
                                                                   2005           2004
                                                                   ----           ----
Net sales                                                        $175,453       $168,409
Cost of sales, excluding
 depreciation                                                     125,609        114,321
Selling, general and administrative
 expenses, excluding depreciation                                  37,716         38,005
Depreciation                                                        3,759          4,932
Amortization                                                           41             46
Management fees and other                                              30            (70)
                                                                 --------       --------

Operating income                                                    8,298         11,175

Other (income) expenses:
  Interest expense                                                 13,636         23,659
  Interest income                                                     (57)          (270)
  Gain on sale of subsidiary                                         (251)            -
  Other                                                                26            333
                                                                 --------       --------
                                                                   13,354         23,722
Loss from continuing operations before
 income taxes and  minority interest                               (5,056)       (12,547)
Provision for income taxes                                          3,038          3,933
                                                                 --------       --------
Loss from continuing operations before
 minority interest                                                 (8,094)       (16,480)
Minority interest                                                      66             99
                                                                 --------       --------
Loss from continuing operations                                    (8,160)       (16,579)
Discontinued operations:
  Loss from discontinued operations, net
   of tax (See Note E)                                             (1,356)          (429)
  Loss on sale of discontinued operations,
   net of tax (See Note E)                                             -          (1,171)
                                                                 --------       --------
                                                                   (1,356)        (1,600)

Net loss                                                          $(9,516)      $(18,179)
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







                                      JORDAN INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                 (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                                   March 31,
                                                                          -------------------------
                                                                           2005               2004
                                                                          ------             ------
Cash flows from operating activities:
 Net loss                                                                $(9,516)           $(18,179)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Loss on sale of discontinued operations
     (See Note E)                                                              -               1,171
    Gain on sale of subsidiary                                               (251)                -
    Depreciation and amortization                                           3,800              4,978
    Amortization of deferred financing fees                                 1,613              1,590
    Minority interest                                                          66                 99
    Non-cash interest                                                         134                (24)
    Deferred income taxes                                                   2,011              1,641
    Loss on disposal of fixed assets                                            8                 21
    Other                                                                      15                444
    Changes in operating assets and liabilities:
      Increase in current assets                                          (12,013)           (19,395)
      (Decrease)/increase in current liabilities                           (1,794)            11,771
      (Increase)/decrease in non-current assets                              (189)             2,222
      Increase/(decrease) in non-current liabilities                        2,011                (51)
    Decrease/(increase) in net assets of
      discontinued operations                                                 838               (850)
                                                                         --------           --------
        Net cash used in operating activities                             (13,267)           (14,562)


Cash flows from investing activities:
  Proceeds from sale of fixed assets                                          166                320
  Capital expenditures                                                     (1,611)            (1,684)
  Net proceeds from sale of discontinued operations
    (See Note E)                                                               -               6,155
  Acquisition of subsidiary                                                  (481)                -
  Net proceeds from sale of subsidiary                                      1,075                 -
                                                                         --------           --------
        Net cash (used in)/provided by investing
         activities                                                          (851)             4,791

Cash flows from financing activities:
  Proceeds from revolving credit facilities, net                           12,319             15,958
  Repayment of long-term debt                                              (3,763)            (1,140)
  Proceeds from other borrowings                                            2,447                525
  Payment of financing fees                                                    -              (2,164)
                                                                         --------           --------
        Net cash provided by financing activities                          11,003             13,179

Effect of exchange rate changes on cash                                       456              1,777
                                                                         --------           --------
Net (decrease)/increase in cash and cash equivalents                       (2,659)             5,185
Cash and cash equivalents at beginning of period                           15,412             15,517
                                                                         --------           --------
Cash and cash equivalents at end of period                                $12,753            $20,702
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

                            JORDAN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

C.  Inventories
---------------
Inventories are summarized as follows:

                                                   March 31,      December 31,
                                                     2005            2004
                                                 ------------    -------------

 Raw materials                                      $63,164       $ 57,453
 Work-in-process                                     14,058         13,693
 Finished goods                                      59,419         58,887
                                                   --------       --------
                                                   $136,641       $130,033
                                                   ========       ========

D.  Comprehensive Loss
-----------------------
Total comprehensive loss for the three months ended March 31, 2005 and 2004 was as follows:

                                                     Three Months ended
                                                          March 31,
                                                     ------------------
                                                     2005          2004

Net loss                                           $(9,516)      $(18,179)
Foreign currency translation                           879          2,992
                                                  --------       --------
Comprehensive loss                                 $(8,637)      $(15,187)
                                                  ========       ========


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

H.  Pension Plans and Other Post-Retirement Benefit Plans
---------------------------------------------------------
The components of net periodic benefit cost for the Company's pension plans for the three months ended March 31, 2005 and 2004 were as follows:

                                                    Three Months Ended
                                                         March 31,
                                                    -------------------
                                                    2005           2004
                                                    ----           ----

Service cost                                        $177           $195
Interest cost                                        315            310
Expected return on plan assets                      (296)          (270)
Prior service costs recognized                        15             15
Recognized net actuarial loss                         32             31
                                                   -----          -----
   Net periodic benefit cost                        $243           $281
                                                   =====          =====

                            JORDAN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                       (ALL DOLLAR AMOUNTS IN THOUSANDS)

The components of net periodic benefit cost for the Company's post-retirement healthcare benefit plans for the three months ended March 31, 2005 and 2004 were as follows:

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                   2005            2004
                                                   ----            ----

     Service cost                                   $37             $46
     Interest cost                                   55              90
     Recognized net actuarial loss                    5              48
                                                   ----            ----
        Net periodic benefit cost                   $97            $184
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

                                                Three months ended
                                                     March 31,
                                                     ---------
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
                                              ======          ======

                                                               12



                                                     JORDAN INDUSTRIES, INC.
                                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (UNAUDITED)
                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)

O. Condensed Consolidating Financial Statements (Unaudited)
------------------------------------------------------------
Pursuant to the Exchange Offer described in the 2004 10-K, wholly owned subsidiaries of the Company, JII Holdings, LLC and JII
Holdings Finance Corporation, issued senior secured notes which have been guaranteed by the Company and certain of the Company's subsidiaries. The following condensed consolidating financial information is provided in lieu of separate financial statements for the issuers of these notes.

                                                                      Three Months Ended March 31, 2005
                                 -----------------------------------------------------------------------------------------------
                                   Jordan       JII          JII                       Non-
                                 Industries   Holdings     Finance    Guarantors    Guarantors     Eliminations     Consolidated
                                 ----------   --------     -------    ----------    ----------     ------------     ------------
Net Sales                        $     -      $    -       $   -      $ 89,153       $ 86,300        $     -         $ 175,453
Cost of sales,
 excluding depreciation                -           -           -        64,536         61,073              -           125,609
Selling, general, and
 administrative expenses,
 excluding depreciation             (469)          -           -        21,871         16,314              -            37,716
Depreciation                         180           -           -         2,038          1,541              -             3,759
Amortization                           1           -           -            10             30              -                41
Management fees and other             30           -           -           (30)            30              -                30
                                 --------    --------     -------    ----------     ----------     ----------        ----------
  Operating income                   258           -           -           728          7,312              -             8,298

Other (income) and
 expenses:
  Interest expense                 2,828          710          -         1,173          8,925              -            13,636
  Intercompany interest
   (income) expense               (1,624)      (5,369)         -         5,272          1,720              1                 -
  Interest income                     (8)          -           -             -            (86)            37               (57)
  Intercompany
   management fee
   (income) expense                 (793)        (901)         -           692          1,002              -                 -
  Equity in (earnings)
   losses of
   subsidiaries                    8,378        8,096          -             -              -        (16,474)                -
  (Gain)/loss on sale of
   subsidiary                       (273)          -           -            22              -              -              (251)
   Other, net                      1,266           -           -            14         (1,254)             -                26
                                 --------     -------     -------    ----------     ----------     ----------        ----------
                                   9,774        2,536          -         7,173         10,307        (16,436)           13,354

Loss from continuing
 operations before taxes
 and minority interest            (9,516)      (2,536)         -        (6,445)        (2,995)        16,436            (5,056)

Provision for income
 taxes                                 -           -           -           868          1,758            412             3,038
                                 --------     -------     -------    ----------     ----------     ----------        ----------

Loss from continuing
 operations before
 minority interest                (9,516)     (2,536)          -        (7,313)        (4,753)         16,024           (8,094)

Minority interest                      -          -            -            66              -               -               66
                                 --------     -------     -------    ----------     ----------     ----------        ----------

Loss from continuing
 operations                       (9,516)     (2,536)          -        (7,379)        (4,753)         16,024           (8,160)

Discontinued operations:
  Loss from discontinued
   operations, net of tax              -          -            -          (716)          (640)              -           (1,356)
  Loss on sale of
   discontinued
   operations, net of tax              -          -            -             -              -               -                -
                                 --------     -------     -------    ----------     ----------     ----------        ----------
                                       -          -            -          (716)          (640)              -           (1,356)
                                 --------     -------     -------    ----------     ----------     ----------        ----------
Net loss                         $(9,516)    $(2,536)      $   -      $ (8,095)      $ (5,393)     $   16,024         $ (9,516)
                                 ========    ========     =======    ==========     ==========     ===========       ==========





                                                     JORDAN INDUSTRIES, INC.
                                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (UNAUDITED)
                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                      Three Months Ended March 31, 2004
                                 -----------------------------------------------------------------------------------------------
                                   Jordan       JII          JII                       Non-
                                 Industries   Holdings     Finance    Guarantors    Guarantors     Eliminations     Consolidated
                                 ----------   --------     -------    ----------    ----------     ------------     ------------
Net Sales                        $     -      $    -       $   -      $ 90,687       $ 77,722        $     -         $ 168,409
Cost of sales,
 excluding depreciation                -           -           -        61,649         52,672              -           114,321
Selling, general, and
 administrative expenses,
 excluding depreciation              (439)         -           -        21,812         16,632              -            38,005
Depreciation                          380          -           -         2,164          2,388              -             4,932
Amortization                            1          -           -             9             36              -                46
Management fees and other             (70)        (371)        -           371              -              -               (70)
                                 --------      -------    -------    ----------     ----------     ----------        ----------
  Operating income                    128          371         -         4,682          5,994              -            11,175

Other (income) and
 expenses:
  Interest expense                  7,078        6,551         -         1,097          8,933              -            23,659
  Intercompany interest
   (income) expense                (5,009)      (2,029)        -         5,975          1,062              1                 -
  Interest income                    (239)           -         -            (1)           (64)            34              (270)
  Intercompany
   management fee                  (1,328)        (351)        -           738            943             (2)                -
   (income)expense
  Equity in losses
  (earnings)of
  subsidiaries                     20,960        8,742         -             -              -        (29,702)                -
  Other, net                            -            -         -            53            278              2               333
                                 --------      -------    -------    ----------     ----------     ----------        ----------
                                   21,462       12,913         -         7,862         11,152        (29,667)           23,722

Loss from continuing
 operations before
 taxes and minority
 interest                         (21,334)     (12,542)        -        (3,180)        (5,158)        29,667           (12,547)

Provision for income                    -            -         -           677          1,752          1,504             3,933
 taxes                           --------      -------    -------    ----------     ----------     ----------        ----------

Loss from continuing
 operations before
 minority interest                (21,334)     (12,542)        -       (3,857)         (6,910)        28,163           (16,480)

Minority interest                       -            -         -            99              -              -                99
                                 --------      -------    -------    ----------     ----------     ----------        ----------
Loss from continuing
 operations                       (21,334)     (12,542)        -        (3,956)        (6,910)        28,163           (16,579)

Discontinued operations:
 (Loss) income from
  discontinued                          -            -         -          (460)            31              -              (429)
  operations, net of tax
 Gain (loss) on sale of
  discontinued
  operations, net of tax            3,155            -         -        (4,326)             -              -            (1,171)
                                 --------      -------    -------    ----------     ----------     ----------        ----------
                                    3,155            -         -        (4,786)            31              -            (1,600)
                                 --------      -------    -------    ----------     ----------     ----------        ----------
Net loss                         $(18,179)    $(12,542)    $   -      $ (8,742)      $ (6,879)      $ 28,163         $ (18,179)
                                 =========    =========   =======    ==========     ==========     ==========        ==========






                                                     JORDAN INDUSTRIES, INC.
                                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (UNAUDITED)
                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                    Balance Sheet as of March 31, 2005
                                 -----------------------------------------------------------------------------------------------
                                   Jordan       JII          JII                       Non-
                                 Industries   Holdings     Finance    Guarantors    Guarantors     Eliminations     Consolidated
                                 ----------   --------     -------    ----------    ----------     ------------     ------------
Current assets:
    Cash and equivalents        $   1,440    $       -     $    -     $     916      $  10,397       $        -      $  12,753
    Intercompany receivables       22,274      (33,099)         -        (2,538)        15,437           (2,074)             -
    Accounts receivable, net            -            -          -        46,676         68,759                -        115,435
    Inventories                         -            -          -        79,513         57,128                -        136,641
    Assets of discontinued
     operations                         -            -          -         1,120          1,502                -          2,622
    Income tax receivable               -            -          -             -          2,652                -          2,652
    Prepaids and other
     current assets                 5,190            -          -         7,750          4,522           (4,788)        12,674
                                ---------    ----------    -------    ----------     ----------      -----------     ----------
    Total current assets           28,904      (33,099)         -       133,437        160,397           (6,862)       282,777

Property, plant and
 equipment, net                     1,577            -          -        44,474         36,875                -         82,926
Investments and advances to
 affiliates                        28,734            -          -             -         12,344                -         41,078
Investments in subsidiaries        53,032      204,805          -             -              -         (257,837)             -
Equity in earnings of
 subsidiaries                    (245,990)    (107,202)         -             -              -          353,192              -
Goodwill, net                           -            -          -        78,234        182,594          (15,724)       245,104
Intercompany notes
 receivable                        (1,000)     208,726          -             -          1,000         (208,726)             -
Other assets                          380        5,677          -         3,601          5,429                -         15,087
                                ---------    ----------    -------    ----------     ----------      -----------     ----------
    Total assets                $(134,363)   $ 278,907     $    -     $ 259,746      $ 398,639        $(135,957)     $ 666,972
                                ==========   ==========    =======    ==========     ==========      ===========     ==========
Current liabilities:
  Accounts payable              $       -    $       -     $    -     $  27,670      $  36,495       $       -       $  64,165
  Accrued liabilities              34,790        3,756          -        26,531         23,737          (5,394)         83,420
  Liabilities of
   discontinued operations              -            -          -             -            726               -             726
  Intercompany payables                 -            -          -       (13,203)         6,861           6,342               -
  Current portion of long
   term debt                          250            -          -         5,254         18,799               -          24,303
                                ---------    ----------    -------    ----------     ----------      -----------     ----------
  Total current liabilities        35,040        3,756          -        46,252         86,618             948         172,614

Long term debt                    121,902      218,400          -        58,072        300,238               -         698,612
Other non current
 liabilities                       12,779            -          -         8,735          5,664               -          27,178
Intercompany payables             (50,424)           -          -       227,428         31,722        (208,726)              -
Deferred income taxes              (1,637)           -          -       (13,196)        30,591             615          16,373
Minority interest                       -            -          -         1,069              -               -           1,069
Preferred stock of a
 subsidiary                          (350)           -          -        38,587          2,799         (38,237)          2,799

Shareholders equity (deficit)
                                 (251,673)      56,751          -      (107,201)       (58,993)        109,443        (251,673)
                                ----------   ----------    -------    ----------     ----------      -----------     ----------
    Total liabilities and
     shareholders equity        $(134,363)   $ 278,907     $    -     $ 259,746      $ 398,639       $(135,957)      $ 666,972
                                ==========   ==========    =======    ==========     ==========      ===========     ==========






                                                     JORDAN INDUSTRIES, INC.
                                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (UNAUDITED)
                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                                  Balance Sheet as of December 31, 2004
                                 -----------------------------------------------------------------------------------------------
                                   Jordan       JII          JII                       Non-
                                 Industries   Holdings     Finance    Guarantors    Guarantors     Eliminations     Consolidated
                                 ----------   --------     -------    ----------    ----------     ------------     ------------
Current assets:
    Cash and equivalents        $   2,152    $       -     $    -     $   1,693      $  11,567       $        -      $  15,412
    Intercompany receivables        9,543      (25,053)         -        (2,245)        14,931            2,824              -
    Accounts receivable, net            -            -          -        42,656         66,898                -        109,554
    Inventories                         -            -          -        73,883         56,150                -        130,033
    Assets of discontinue
     operations                         -            -          -         1,409          2,023                -          3,432
    Income tax receivable               -            -          -             -          3,631                -          3,631
    Prepaids and other
     current assets                 4,625            -          -         9,236          4,878           (6,376)        12,363
                                ----------   ----------    -------    ----------     ----------      -----------     ----------
    Total current assets           16,320      (25,053)         -       126,632        160,078           (3,552)       274,425

Property, plant and
 equipment, net                     1,721            -          -        45,828         37,487                -         85,036
Investments and advances to
 affiliates                        28,538            -          -             -         12,344                -         40,882
Investments in subsidiaries        52,241      202,512          -             -              -         (254,753)             -
Equity in earnings of
 subsidiaries                    (222,701)     (82,684)         -             -              -          305,385              -
Goodwill, net                           -            -          -        78,648        182,385          (15,724)       245,309
Intercompany notes
 receivable                        (1,000)     204,871          -             -          1,000         (204,871)             -
Other assets                          395        6,387          -         3,887          6,085                -         16,754
                                ----------   ----------    -------    ----------     ----------      -----------     ----------
    Total assets                $(124,486)   $ 306,033     $    -     $ 254,995       $399,379       $ (173,515)     $ 662,406
                                ==========   ==========    =======    ==========     ==========      ===========     ==========
Current liabilities:
    Accounts payable            $       -    $       -     $    -     $  25,662       $ 37,134       $        -      $  62,796
    Accrued liabilities            37,895        9,389          -        22,662         18,277           (6,772)        81,451
    Liabilities of
     discontinued
     operations                         -            -          -           150            548                -            698
    Intercompany payables               -            -          -       (15,740)         4,501           11,239              -
    Current portion of long
     term debt                        250            -          -         5,387         22,237                -         27,874
                                ----------   ----------    -------    ----------     ----------      -----------     ----------
    Total current liabilities      38,145        9,389          -        38,121         82,697            4,467        172,819

Long term debt                    121,890      224,033          -        41,779        301,697                -        689,399
Other non current
 liabilities                       10,830            -          -         8,711          5,626                -         25,167
Intercompany payables             (50,384)           -          -       223,537         31,722         (204,875)             -
Deferred income taxes              (1,636)           -          -       (13,497)        29,388                -         14,255
Minority interest                       -            -          -         1,003              -                -          1,003
Preferred stock of a
 subsidiary                          (350)           -          -        38,025          2,744          (37,675)         2,744

Shareholders equity (deficit)    (242,981)      72,611          -       (82,684)       (54,495)          64,568       (242,981)
                                ----------   ----------    -------    ----------     ----------      -----------     ----------
    Total liabilities and
     shareholders equity        $(124,486)   $ 306,033     $    -     $ 254,995      $ 399,379       $ (173,515)     $ 662,406
                                ==========   ==========    =======    ==========     ==========      ===========     ==========







                                                     JORDAN INDUSTRIES, INC.
                                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (UNAUDITED)
                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                         Three Months Ended March 31, 2005
                                 -----------------------------------------------------------------------------------------------
                                   Jordan       JII          JII                       Non-
                                 Industries   Holdings     Finance    Guarantors    Guarantors     Eliminations     Consolidated
                                 ----------   --------     -------    ----------    ----------     ------------     ------------
Net cash (used in) provided
 by operating activities        $  (1,751)   $      -      $   -      $ (16,193)     $  4,677        $       -       $ (13,267)

Cash flows from investing
 activities
  Proceeds from sales of
   fixed assets                         -           -          -             92            74                -             166
  Capital expenditures                (36)          -          -           (836)         (739)               -          (1,611)
  Net proceeds from sale of
   discontinued operations              -           -          -              -             -                -               -
  Acquisition of subsidiary             -           -          -              -          (481)               -            (481)
  Net proceeds from sale of
   subsidiary                       1,075           -          -              -             -                -           1,075
                                ----------   ----------    -------    ----------     ----------      -----------     ----------
Net cash provided by (used
 in) investing activities           1,039           -          -           (744)       (1,146)               -            (851)

Cash flows from financing
 Activities
  Proceeds from revolving
   credit facilities, net               -           -          -         16,509        (4,190)               -          12,319
  Repayment of long term                -           -          -           (349)       (3,414)               -          (3,763)
   debt
  Proceeds from other
   borrowings                           -           -          -              -         2,447                -           2,447
  Payment of deferred
   financing costs                      -           -          -              -             -                -               -
                                ----------   ----------    -------    ----------     ----------      -----------     ----------
Net cash provided by
 (used in) financing                    -           -          -         16,160        (5,157)               -          11,003
 activities

Effect of exchange rate
 changes on cash                        -           -          -              -           456                -             456
                                ----------   ----------    -------    ----------     ----------      -----------     ----------
Net decrease in
 cash and equivalents                (712)          -          -           (777)       (1,170)               -          (2,659)
Cash and equivalents at
 beginning of period                2,152           -          -          1,693        11,567                -          15,412
                                ----------   ----------    -------    ----------     ----------      -----------     ----------
Cash and equivalents at
 end of period                  $   1,440    $      -      $   -      $     916      $ 10,397        $       -       $  12,753
                                ==========   ==========    =======    ==========     ==========      ===========     ==========






                                                     JORDAN INDUSTRIES, INC.
                                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                           (UNAUDITED)
                                                (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                                                        Three Months Ended March 31, 2004
                                 -----------------------------------------------------------------------------------------------
                                   Jordan       JII          JII                       Non-
                                 Industries   Holdings     Finance    Guarantors    Guarantors     Eliminations     Consolidated
                                 ----------   --------     -------    ----------    ----------     ------------     ------------
Net cash used in operating
 activities                     $  (7,289)   $  2,164      $   -      $ (11,623)     $   2,186       $      -        $ (14,562)

Cash flows from investing
 activities
   Proceeds from sales of
    fixed assets                        -           -          -            306             14              -              320
   Capital expenditures               (19)          -          -           (768)          (897)             -           (1,684)
   Net proceeds from sale of
    discontinued operations         6,155           -          -              -              -              -            6,155
                                ----------   ----------    -------    ----------     ----------      -----------     ----------
Net cash provided by (used
 in) investing activities           6,136           -          -           (462)          (883)             -            4,791

Cash flows from financing
 activities
   Proceeds from revolving
    credit facility                     -           -          -         11,700          4,258              -           15,958
   Repayment of long term
    debt                               (5)          -          -           (532)          (603)             -           (1,140)
   Proceeds from other
    borrowings                          -           -          -              -            525              -              525
   Payment of financing fees            -      (2,164)         -              -              -              -           (2,164)
                                ----------   ----------    -------    ----------     ----------      -----------     ----------
Net cash (used in) provided
 by financing activities               (5)     (2,164)         -         11,168          4,180              -           13,179

Effect of exchange rate
 changes on cash                        -           -          -              -          1,777              -            1,777
                                ----------   ----------    -------    ----------     ----------      -----------     ----------
Net (decrease) increase
 in cash and equivalents           (1,158)          -          -           (917)         7,260              -            5,185
Cash and equivalents at
 beginning of period                6,301           -          -          1,738          7,478              -           15,517
                                ----------   ----------    -------    ----------     ----------      -----------     ----------
Cash and equivalents at
 end of period                  $   5,143    $      -      $   -      $     821      $  14,738       $      -        $  20,702
                                ==========   ==========    =======    ==========     ==========      ===========     ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

Item 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
          Results of Operations
          -------------------------------------------------------------
The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 2004 10-K and the financial statements and the related notes thereto.

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

                                               Three Months Ended
                                                   March 31,
                                              --------------------
                                               2005          2004
Net Sales:
Specialty Printing and Labeling             $ 12,297       $ 12,482
Jordan Specialty Plastics                     38,996         35,316
Jordan Auto Aftermarket                       30,004         33,839
Kinetek                                       80,277         73,113
Consumer and Industrial Products              13,879         13,659
                                            --------       --------
   Total                                    $175,453       $168,409
                                            ========       ========

Operating Income (Loss):
Specialty Printing and Labeling             $  1,250       $  1,166
Jordan Specialty Plastics                      1,372          1,833
Jordan Auto Aftermarket                          (89)         2,493
Kinetek                                        7,077          6,665
Consumer and Industrial Products              (1,992)        (1,078)
                                            ---------        -------
   Total (a)                                  $7,618       $ 11,079
                                              ======       ========

Operating Margin (b)
Specialty Printing and Labeling                10.2%           9.3%
Jordan Specialty Plastics                       3.5%           5.2%
Jordan Auto Aftermarket                       (0.3)%           7.4%
Kinetek                                         8.8%           9.1%
Consumer and Industrial Products             (14.4)%         (7.9)%
   Total                                        4.3%           6.6%

____________________

(a) Before corporate overhead and management fees of $(680) and $(96) for the three months ended March 31, 2005 and 2004, respectively.

(b) Operating margin is operating income (loss) divided by net sales.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


     Consolidated Results. (See Condensed Consolidated Statement of Operations.)
     ---------------------
Net sales for continuing operations increased $7.0 million, or 4.2%, to $175.5 million for the first quarter of 2005 from $168.4 million for the same period last year. The increase in sales was primarily due to strong growth for Kinetek and Jordan Specialty Plastics which grew 9.8% and 10.4%, respectively. These increases were partially offset by a 11.3% decline in the Automotive Aftermarket segment largely resulting from the discontinuation of business with a large customer in the climate control segment. The improved economy helped both the Kinetek and Jordan Specialty Plastics segments but most of the growth in these segments continues to result from the introduction of new products and market share gains in several niche markets. Kinetek also benefited from sales of products designed and produced by the recently acquired O. Thompson subsidiary.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

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


       Jordan Specialty Plastics. As of March 31, 2005, the Jordan Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales increased $3.7 million, or 10.4%, to $39.0 million for the first quarter of 2005 from $35.3 million for the same period last year. The increased sales were the result of a stronger economy, the introduction of several new products, market share gains, and selling price increases which only partially offset the dramatic increase in raw material costs in 2004 and in the first quarter of 2005. Revenues were up significantly at several of the superstore retailers for both hardware and office products as a result of market share gains and the introduction of several new products. Strong sales with the superstore retailers for office products were partially offset by lower sales with several of the large distributors. Chairmat sales increased significantly in the first quarter with the largest increases coming from distributors and international markets. Increased sales of bike related products and safety reflectors for commercial trucks also contributed to the overall sales growth.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


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


                                             JORDAN INDUSTRIES, INC.



December 14, 2005                       By:  /s/ Norman R. Bates
                                             -----------------------
                                             Norman R. Bates
                                             Chief Financial Officer

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