Form 10-Q/A
period 2005-06-30
JORDAN INDUSTRIES INC
filed 2005-12-14
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------




                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)


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

                  Yes     X                  No
                       -------                   --------

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).

                  Yes                         No     X
                       -------                   --------

        The number of shares outstanding of Registrant's Common Stock as of August 15, 2005: 98,501.0004.

Explanatory Note

Jordan Industries, Inc. hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 originally filed with the Securities and Exchange Commission on August 15, 2005 (the "Original 10-Q") as set forth below and in the pages attached hereto:

       Part II, Item. 6. Exhibits

       Signatures

Except for the amendments described above, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A does not modify or update other disclosures in, or exhibits to the Original 10-Q.

                             JORDAN INDUSTRIES, INC.

                                      INDEX


Part I. Financial Information                                                   Page No.
-----------------------------                                                   --------

       Item 1. Financial Statements

          Condensed Consolidated Balance Sheets at June 30, 2005
            (Unaudited) and December 31, 2004                                       4

          Condensed Consolidated Statements of Operations for the
            Three Months Ended June 30, 2005 and 2004 (Unaudited)
            and the Six Months Ended June 30, 2005 and 2004 (Unaudited)             5

          Condensed Consolidated Statements of Cash Flows for
            the Six Months Ended June 30, 2005 and 2004 (Unaudited)                 6

          Notes to Condensed Consolidated Financial Statements (Unaudited)          7

       Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                    20

       Item 3. Quantitative and Qualitative Disclosures About Market Risk          27

       Item 4. Controls and Procedures                                             27


Part II. Other Information                                                         28
--------------------------

       Item 1. Legal Proceedings

       Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       Item 3. Defaults Upon Senior Securities

       Item 4. Submissions of Matters to a Vote of Security Holders

       Item 5. Other Information

       Item 6. Exhibits


                                       JORDAN INDUSTRIES, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                                 June 30,          December 31,
                                                                   2005                2004
                                                               ------------        ------------
                                                               (unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                                     $16,395              $ 15,412
  Accounts receivable, net                                      119,751               109,554
  Inventories                                                   134,852               130,033
  Assets of discontinued operations (See Note E)                  2,372                 3,432
  Income tax receivable                                           1,625                 3,631
  Prepaid expenses and other current assets                      11,375                12,363
                                                               --------              --------
      --
    Total Current Assets                                        286,370               274,425

Property, plant and equipment, net                               81,252                85,036
Investments in and advances to affiliates                        31,781                40,882
Goodwill, net                                                   244,899               245,309
Other assets                                                     13,611                16,754
                                                               --------              --------
    Total Assets                                               $657,913              $662,406

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current Liabilities:
  Accounts payable                                              $66,840               $62,796
  Accrued liabilities                                            80,818                81,451
  Liabilities of discontinued operations (See Note E)               213                   698
  Current portion of long-term debt                              31,181                27,874
                                                                -------               -------
    Total Current Liabilities                                   179,052               172,819

Long-term debt, less current portion                            677,971               689,399
Other non-current liabilities                                    29,491                25,167
Deferred income taxes                                            17,481                14,255
Minority interest                                                 1,115                 1,003
Preferred stock of a subsidiary                                   2,855                 2,744

Shareholders' Equity (net capital deficiency):
  Common stock $.01 par value: 100,000 shares
   authorized and 98,501 shares issued and
   outstanding                                                        1                     1
  Additional paid-in capital                                      2,116                 2,116
  Accumulated other comprehensive income                          3,468                 3,685
  Accumulated deficit                                          (255,637)             (248,783)
    Total Shareholders' Equity (net capital                    ---------             ---------
     deficiency)                                               (250,052)             (242,981)
    Total Liabilities and Shareholders'                        ---------             ---------
     Equity (net capital deficiency)                           $657,913              $662,406
                                                               ---------             ---------





See accompanying notes to condensed consolidated financial statements.

                                       JORDAN INDUSTRIES, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                                  (ALL DOLLAR AMOUNTS IN THOUSANDS)


                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   June 30,                June 30,
                                              ------------------      -----------------
                                                 2005       2004        2005       2004
                                                 ----       ----        ----       ----

Net sales                                      $188,145   $190,827    $363,598   $359,236
Cost of sales, excluding
 depreciation                                   134,371    131,081    $259,980    245,948
Selling, general and administrative
 expenses, excluding depreciation                35,917     37,195      73,633     74,654
Depreciation                                      3,596      4,159       7,355      9,091
Amortization                                         42         52          83         98
Income from sale of affiliates (see Note M)      (4,410)    (7,954)     (4,410)    (7,954)
Management fees and other                          (626)       317        (596)       247
                                                 ------     ------      ------     ------
Operating income                                 19,255     25,977      27,553     37,152

Other (income) expenses:
  Interest expense                               13,827     15,232      27,463     38,891
  Interest income                                   (23)    (1,562)        (80)    (1,832)
  Gain on sale of subsidiary (see Note K)             -          -        (251)         -
  Other                                              26       (693)         52       (360)
                                                 ------     ------      ------     ------
                                                 13,830     12,977      27,184     36,699
                                                 ------     ------      ------     ------
Income from continuing operations before
 income taxes and  minority interest              5,425     13,000         369        453

Provision for income taxes                        3,318      2,025       6,356      5,958
                                                 ------     ------      ------     ------

Income/(Loss) from continuing operations
 Before minority interest                         2,107     10,975      (5,987)    (5,505)

Minority interest                                    46         62         112        161
                                                 ------     ------      ------     ------
Income/(Loss) from continuing operations          2,061     10,913      (6,099)    (5,666)

Discontinued operations:
  Loss from discontinued operations, net
   of tax (See Note E)                             (790)    (2,140)     (2,146)    (2,569)
  Gain/(Loss)on sale of discontinued
   operations, net of tax (See Note E)            1,502          -       1,502     (1,171)
                                                -------     ------    --------   --------

Net Income/(Loss)                               $ 2,773     $8,773    $ (6,743)  $ (9,406)
                                                -------     ------    --------   --------


See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                    June 30,
                                                               -----------------
                                                               2005         2004
                                                               ----         ----

Cash flows from operating activities:
 Net loss                                                    $(6,743)     $(9,406)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    (Gain)/loss on sale of discontinued operations
     (See Note E)                                             (1,502)       1,171
    Gain on sale of subsidiary (See Note K)                     (251)           -
    Income from sale of affiliates (See Note M)               (4,410)      (7,954)
    Depreciation and amortization                              7,438        9,189
    Amortization of deferred financing fees                    3,219        4,539
    Minority interest                                            112          161
    Non-cash interest                                            274           96
    Deferred income taxes                                      3,119        2,453
    Loss/(Gain) on disposal of fixed assets                       10         (196)
    Other                                                       (339)          17
    Changes in operating assets and liabilities:
      Increase in current assets                             (14,138)     (36,669)
      (Decrease)/increase in current liabilities              (7,323)      12,547
      Decrease in non-current assets                           9,433        2,689
      Increase/(decrease) in non-current liabilities           4,324         (728)
    Decrease in net assets of discontinued operations            575          812
                                                              ------      --------
        Net cash used in operating activities                 (6,202)     (21,279)

Cash flows from investing activities:
  Proceeds from sale of fixed assets                             374          796
  Capital expenditures                                        (3,470)      (3,690)
  Net proceeds from sale of discontinued operations
    (See Note E)                                               1,002        6,155
  Acquisition of subsidiary (See Note F)                        (481)           -
  Net proceeds from sale of affiliates (See Note M)            6,600       27,207
  Net proceeds from sale of subsidiary (See Note K)            1,075            -
                                                               -----       ------
        Net cash provided by investing activities              5,100       30,468

Cash flows from financing activities:
  Proceeds from revolving credit facilities, net               4,733        4,376
  Repayment of long-term debt                                 (5,627)     (10,653)
  Proceeds from other borrowings                               3,398        5,224
  Payment of financing fees                                        -       (3,498)
                                                              ------       -------
        Net cash provided by/(used in)investing                2,504       (4,551)
            activities

Effect of exchange rate changes on cash                         (419)         887
                                                             -------      -------
Net Increase in cash and cash equivalents                        983        5,525
Cash and cash equivalents at beginning of period              15,412       15,517
                                                             -------      -------
Cash and cash equivalents at end of period                   $16,395      $21,042
                                                             -------      -------

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

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)


C.  Inventories
---------------

Inventories are summarized as follows:

                                             June 30,          December 31,
                                               2005               2004
                                           -----------       --------------

       Raw materials                          $60,933            $ 57,453
       Work-in-process                         13,633              13,693
       Finished goods                          60,286              58,887
                                             --------            --------
                                             $134,852            $130,033
                                             --------            --------

D. Comprehensive Income/(Loss)
------------------------------

Total comprehensive income/(loss) for the three months and six months ended June
30, 2005 and 2004 was as follows:

                                     Three Months ended           Six Months ended
                                          June 30,                June 30, 2005
                                    --------------------        -------------------
                                     2005          2004           2005        2004
                                    ------        ------         ------      -----

Net income/(loss)                  $ 2,773       $ 8,773        $(6,743)    $(9,406)
Foreign currency translation        (1,096)       (1,554)          (217)      1,438
                                   --------      -------        --------    --------
Comprehensive income/(loss)        $ 1,677       $ 7,219        $(6,960)    $(7,968)
                                   -------       -------        --------    --------
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

Summarized selected financial information for the discontinued operations are as follows:
                                         Three months ended      Six months ended
                                              June 30,                June 30
                                       --------------------     ------------------
                                         2005       2004          2005      2004
                                         ----       ----          ----      ----

         Revenues                       $211       $2,340        $1,079    $6,026
         Loss from discontinued
          operations                    (790)      (2,140)       (2,146)   (2,569)



                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

The major classes of assets and liabilities of the discontinued operations are as follows:

                                              June 30,         December 31,
                                                2005              2004
                                             ---------         ------------

      Current assets                          $ 1,222          $  2,267
      Property, plant and equipment, net        1,120             1,134
      Other long-term assets                       30                31
                                              -------          ---------
         Total assets                           2,372             3,432
      Current liabilities                         213               698
                                              -------          ---------
         Net assets of discontinued
           Operations                         $ 2,159          $  2,734
                                              -------          ---------

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

H. Pension Plans and Other Post-Retirement Benefit Plans
--------------------------------------------------------

The components of net periodic benefit cost for the Company's pension plans for the three months and six months ended June 30, 2005 and 2004 were as follows:

                                     Three Months Ended     Six Months Ended
                                     ------------------    -----------------
                                         June 30,               June 30,
                                         --------               --------
                                     2005      2004         2005      2004
                                     ----      ----         ----      ----
Service cost                         $177      $195         $354      $390
Interest cost                         315       310          630       620
Expected return on plan assets       (296)     (270)        (592)     (540)
Prior service costs recognized         15        15           30        30
Recognized net actuarial loss          32        31           64        62
                                     ----      ----         ----      ----
   Net periodic benefit cost         $243      $281         $486      $562
                                     ----      ----         ----      ----

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

The components of net periodic benefit cost for the Company's post-retirement healthcare benefit plans for the three months and six months ended June 30, 2005 and 2004 were as follows:

                                       Three Months Ended     Six Months Ended
                                       ------------------     ----------------
                                            June 30,               June 30,
                                            -------                --------
                                       2005        2004       2005        2004
                                       ----        ----       ----        ----

     Service cost                     $ 37         $ 46       $ 74       $ 92
     Interest cost                      55           90        110        180
     Recognized net actuarial loss       5           48         10         96
                                      ----         ----       ----       ----
        Net periodic benefit cost     $ 97         $184       $194       $368
                                      ----         ----       ----       -----

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

L.  Warranties
--------------

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company's product warranty accrual during the six months ended June 30, 2005 and 2004 are as follows:

                                          Six Months Ended
                                                June 30,
                                                --------
                                             2005       2004
                                             ----       ----

           Balance, beginning of year     $2,315      $1,700
           Warranties issued                 652       1,063
           Change in estimate               (425)        100
           Settlements                      (822)       (449)
                                          ------      ------
           Balance, end of year           $1,720      $2,414
                                          ------      ------

M. Affiliate Transactions
-------------------------

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

N. Subsequent Events
--------------------

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


                                                                  Three Months Ended June 30, 2005
                                --------------------------------------------------------------------------------------------------
                                   Jordan                         JII                         Non-
                                  Industries    JII Holdings    Finance    Guarantors     Guarantors   Eliminations   Consolidated
                                -------------   ------------   --------    ----------     ----------   ------------   ------------

Net Sales                         $     -         $      -      $   -      $ 93,785         $94,360      $      -       $188,145
Cost of sales,
 excluding depreciation                 -                -          -        68,075          66,296             -        134,371
Selling, general, and
 administrative expenses,
 excluding depreciation            (1,821)               8          -        21,778          15,952             -         35,917
Depreciation                          179                -          -         1,872           1,545             -          3,596
Amortization                            1                -          -            11              30             -             42
Income from sale of
 affiliates                        (4,410)               -          -             -               -             -         (4,410)
Management fees and other            (626)               -          -           (39)             39             -           (626)
                                  -------          -------      -----       -------         -------       -------        --------
  Operating income/(loss)           6,677               (8)         -         2,088          10,498             -         19,255

Other (income) and
 expenses:
  Interest expense                  2,822              709          -         1,208           9,088             -         13,827
  Intercompany interest
   (income) expense                (1,643)          (5,475)         -         5,377           1,739             2             -
  Interest income                      (6)               -          -            (1)            (54)           38            (23)
  Intercompany
   management fee
   (income) expense                  (873)            (978)         -           716           1,136            (1)             -
  Equity in losses of
   subsidiaries                     2,297            5,217          -             -               -        (7,514)             -
   Other, net                       1,307                -          -            65          (1,345)           (1)            26
                                  -------          -------      -----       -------         --------       -------       --------
                                    3,904             (527)         -         7,365          10,564        (7,476)        13,830
Income/(loss) from
 continuing operations
 before taxes and
 minority interest                  2,773              519          -        (5,277)            (66)        7,476          5,425

Provision for income
 taxes                                  -                -          -           995           2,206           117          3,318
                                  -------          -------      -----       -------         -------        ------        -------
Income/(loss) from
 continuing operations
 before minority interest           2,773              519          -        (6,272)         (2,272)        7,359          2,107

Minority interest                       -                -          -            46               -             -             46
                                  -------          -------      -----       -------         -------        ------        -------
Income/(loss) from
 continuing operations              2,773              519          -        (6,318)         (2,272)        7,359          2,061

Discontinued operations:
  Loss from discontinued
   operations, net of tax               -                -          -          (399)           (391)            -           (790)
  Gain on sale of
   discontinued
   operations, net of tax               -                -          -         1,502               -             -          1,502
                                  -------          -------      -----       -------         -------        ------        -------

Net income/(loss)                  $2,773          $   519      $   -       $(5,215)        $(2,663)       $7,359         $2,773
                                  -------          -------      -----       -------         -------        ------        -------


                                                                JORDAN INDUSTRIES, INC.
                                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                      (UNAUDITED)
                                                           (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                                  Three Months Ended June 30, 2004
                                --------------------------------------------------------------------------------------------------
                                   Jordan                         JII                         Non-
                                  Industries    JII Holdings    Finance    Guarantors     Guarantors   Eliminations   Consolidated
                                -------------   ------------   --------    ----------     ----------   ------------   ------------

Net Sales                        $    -           $   -         $  -       $106,437          $84,390      $     -      $190,827
Cost of sales,
 excluding depreciation               -               -            -         74,277           56,804            -       131,081
Selling, general, and
 administrative expenses,
 excluding depreciation
                                   (561)              -            -         21,711           16,045            -        37,195
Depreciation                        382               -            -          2,398            1,379            -         4,159
Amortization                          1               -            -             10               41            -            52
Income from sale of
 affiliates                      (7,954)              -            -              -                -            -        (7,954)
Management fees and
 other                              317               -            -            (17)              17            -           317
                                -------           -----          ---        --------          ------       ------       -------
  Operating income                7,815               -            -          8,058           10,104            -        25,977

Other (income) and
 expenses:
  Interest expense                2,799           1,644            -          1,060            9,729            -        15,232
  Intercompany interest
   (income) expense                (939)         (6,180)           -          6,054            1,064            1             -
  Interest income                (1,518)              -            -             (1)             (78)          35        (1,562)
  Intercompany
   management fee
   (income)expense                 (822)         (1,065)           -            883            1,002            2             -
  Equity in losses
  (earnings)of
  subsidiaries                     (480)          2,571            -              -                -       (2,091)            -
  Other, net                          2               -            -            162             (852)          (5)         (693)
                                 -------         -------          ---        -------          ------       -------      -------
                                   (958)         (3,030)           -          8,158           10,865       (2,058)       12,977

Income/(loss) from
 continuing operations
 before taxes and
 minority interest                8,773           3,030            -           (100)            (761)       2,058        13,000

Provision for income
 taxes                                -               -            -            506            2,669       (1,150)        2,025
                                -------           -----          ---        --------          ------       ------       -------

Income/(loss) from
 continuing operations
 before minority
 interest                         8,773           3,030            -           (606)          (3,430)       3,208        10,975

Minority interest                     -               -            -             62                -            -            62
                                -------           -----          ---        --------          ------       ------       -------

Income/(loss) from
 continuing operations            8,773           3,030            -           (668)          (3,430)       3,208        10,913

Discontinued operations:
 (Loss) income from
  discontinued
  operations, net of tax              -               -            -         (1,902)            (238)          -         (2,140)
                                -------          ------          ---        --------         -------      ------       --------

Net income/(loss)                $8,773          $3,030          $ -        $(2,570)         $(3,668)     $3,208         $8,773
                                -------          ------          ---        --------         -------      ------       --------


                                                                JORDAN INDUSTRIES, INC.
                                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                      (UNAUDITED)
                                                           (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                                    Six Months Ended June 30, 2005
                                --------------------------------------------------------------------------------------------------
                                   Jordan                         JII                         Non-
                                  Industries    JII Holdings    Finance    Guarantors     Guarantors   Eliminations   Consolidated
                                -------------   ------------   --------    ----------     ----------   ------------   ------------

Net Sales                          $   -         $    -         $ -        $182,938       $180,660        $     -        $363,598
Cost of sales,
 excluding depreciation                -              -           -         132,611        127,369              -         259,980
Selling, general, and
 administrative expenses,
 excluding depreciation            (2,290)            8           -          43,649         32,266              -          73,633
Depreciation                          359             -           -           3,910          3,086              -           7,355
Amortization                            2             -           -              21             60              -              83
Income from sale of
 affiliates                        (4,410)            -           -               -              -              -          (4,410)
Management fees and other            (596)            -           -             (69)            69              -            (596)
                                  -------         -----         ---         -------        -------         ------          -------
  Operating income                  6,935            (8)          -           2,816         17,810              -          27,553

Other (income) and
 expenses:
  Interest expense                  5,650         1,419           -           2,381         18,013              -          27,463
  Intercompany interest
   (income) expense                (3,267)      (10,844)          -          10,649          3,459              3               -
  Interest income                     (14)            -           -              (1)          (140)            75             (80)
  Intercompany
   management fee
   (income) expense                (1,666)       (1,879)          -           1,408          2,138             (1)              -
  Equity in losses of
   subsidiaries                    10,675        13,313           -               -              -        (23,988)              -
  (Gain)/loss on sale of
   subsidiary                        (273)            -           -              22              -              -            (251)
   Other, net                       2,573             -           -              79         (2,599)            (1)             52
                                  -------         -----         ---         -------        -------        -------         -------
                                   13,678         2,009           -          14,538         20,871        (23,912)         27,184
(Loss)/income from
 continuing operations
 before taxes and
 minority interest                 (6,743)       (2,017)          -         (11,722)        (3,061)        23,912             369

Provision for income
 taxes                                  -             -           -           1,863          3,964            529           6,356
                                  -------         -----         ---         -------        -------         ------         -------

Loss from continuing
 operations before
 minority interest                 (6,743)       (2,017)          -         (13,585)        (7,025)        23,383          (5,987)

Minority interest                       -             -           -             112              -              -             112
                                  -------        ------         ---         -------        -------         ------         -------
Loss from continuing
 operations                        (6,743)       (2,017)          -         (13,697)        (7,025)        23,383          (6,099)

Discontinued operations:
  Loss from discontinued
   operations, net of tax               -             -           -          (1,115)        (1,031)             -          (2,146)
  Gain on sale of
   discontinued
   operations, net of tax               -             -           -           1,502              -              -           1,502
                                  -------       -------        ----        --------        -------        -------         -------

Net loss                          $(6,743)      $(2,017)       $  -        $(13,310)       $(8,056)       $23,383         $(6,743)
                                  -------       -------        ----        --------        -------        -------         -------

                                                                JORDAN INDUSTRIES, INC.
                                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                      (UNAUDITED)
                                                           (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                                    Six Months Ended June 30, 2004
                                --------------------------------------------------------------------------------------------------
                                   Jordan                         JII                         Non-
                                  Industries    JII Holdings    Finance    Guarantors     Guarantors   Eliminations   Consolidated
                                -------------   ------------   --------    ----------     ----------   ------------   ------------
Net Sales                          $      -        $     -      $   -      $ 197,124      $ 162,112      $      -      $ 359,236
Cost of sales,
 excluding depreciation                   -              -          -        135,926        110,022             -        245,948
Selling, general, and
 administrative
 expenses, excluding
 depreciation                        (1,000)             -          -         43,523         32,131             -         74,654
Depreciation                            762              -          -          4,562          3,767             -          9,091
Amortization                              2              -          -             19             77             -             98
Income from sale of
 affiliates                          (7,954)             -          -              -              -             -         (7,954)
Management fees and other
                                        248           (371)         -            353             17             -            247
                                   --------        -------       ----        -------       --------       -------       --------
  Operating income                    7,942            371          -         12,741         16,098             -         37,152

Other (income) and
 expenses:
  Interest expense                    9,877          8,195          -          2,157         18,662             -         38,891
  Intercompany interest
   (income) expense                  (5,948)        (8,209)         -         12,029          2,126             2              -
  Interest income                    (1,757)             -          -             (2)          (142)           69         (1,832)
  Intercompany
   management fee
   (income)expense                   (2,150)        (1,416)         -          1,621          1,945             -              -
  Equity in losses
  of subsidiaries                    20,480         11,313          -              -              -       (31,793)             -
  Other, net                              1              -          -            215           (574)           (2)          (360)
                                   --------        -------       ----        -------       --------       -------        --------
                                     20,503          9,883          -         16,020         22,017       (31,724)        36,699

(Loss)/income from
 continuing operations
 before taxes and
 minority  interest                 (12,561)        (9,512)         -         (3,279)        (5,919)       31,724            453

Provision for income
                                   --------        -------       ----        -------       --------       -------        --------
 taxes                                    -              -          -          1,183          4,421           354          5,958

Loss from continuing
 operations before
 minority interest                  (12,561)        (9,512)         -         (4,462)       (10,340)       31,370         (5,505)

Minority interest                         -              -          -            161              -             -            161
                                   --------        -------       ----        -------       --------       -------        --------
Loss from continuing
 operations                         (12,561)        (9,512)         -         (4,623)       (10,340)       31,370         (5,666)

Discontinued operations:
 Loss from discontinued
  operations, net of tax                  -              -          -         (2,362)          (207)            -         (2,569)
 Gain (loss) on sale of
  discontinued
  operations, net of tax              3,155              -          -         (4,326)             -             -         (1,171)
                                   --------        -------       ----       --------      ---------      --------       ---------

Net loss                           $ (9,406)       $(9,512)      $  -       $(11,311)     $ (10,547)     $ 31,370       $ (9,406)
                                   --------        -------       ----       --------      ---------      --------       ---------

                                                                JORDAN INDUSTRIES, INC.
                                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                      (UNAUDITED)
                                                           (ALL DOLLAR AMOUNTS IN THOUSANDS)




                                                                    Balance Sheet as of June 30, 2005
                                --------------------------------------------------------------------------------------------------
                                   Jordan                         JII                         Non-
                                  Industries    JII Holdings    Finance    Guarantors     Guarantors   Eliminations   Consolidated
                                -------------   ------------   --------    ----------     ----------   ------------   ------------

Current assets:
    Cash and equivalents          $   2,525      $        -     $   -       $  2,072        $ 11,798    $        -     $  16,395
    Intercompany receivables         24,214         (29,461)        -            353          12,307        (7,413)            -
    Accounts receivable, net              -               -         -         46,445          73,306             -       119,751
    Inventories                           -               -         -         77,228          57,624             -       134,852
    Assets of discontinued
     operations                           -               -         -          1,120           1,252             -         2,372
    Income tax receivable                 -               -         -              -           1,625             -         1,625
    Prepaids and other
     current assets                   3,742               -         -          6,832           3,995        (3,194)       11,375
                                  ---------      ----------     -----       --------        --------    ----------     ---------
    Total current assets             30,481         (29,461)        -        134,050         161,907       (10,607)      286,370

Property, plant and
 equipment, net                       1,403               -         -         43,374          36,475                      81,252
Investments and advances to
 affiliates                          19,437               -         -              -          12,344                      31,781
Investments in subsidiaries          53,835         207,131         -              -               -      (260,966)            -
Equity in earnings of
 subsidiaries                      (236,282)        (96,516)        -              -               -       332,798             -
Goodwill, net                             -               -         -         78,084         182,539       (15,724)      244,899
Intercompany notes
 receivable                          (1,000)        209,610         -              -           1,000      (209,610)            -
Other assets                            172           4,969         -          3,568           4,902             -        13,611
                                  ---------      ----------     -----       --------        --------    ----------     ---------
    Total assets                  $(131,954)     $  295,733     $   -       $259,076        $399,167    $ (164,109)    $ 657,913
                                  ---------      ----------     -----       --------        --------    ----------     ---------
Current liabilities:
  Accounts payable                $       -      $        -     $   -        $26,709         $40,131    $        -     $  66,840
  Accrued liabilities                33,616           9,389         -         25,318          16,179        (3,684)       80,818
  Liabilities of
   discontinued operations                -               -         -              -             213             -           213
  Intercompany note payable               -               -         -         (9,043)          8,317           726             -
  Current portion of long
   term debt                            630               -         -          5,090          25,461             -        31,181
                                  ---------      ----------     -----       --------        --------    ----------     ---------
  Total current liabilities          34,246           9,389         -         48,074          90,301        (2,958)      179,052

Long term debt                      121,534         212,767         -         43,014         300,656             -       677,971
Other non current
 liabilities                         14,729               -         -          9,113           5,649             -        29,491
Intercompany payables               (50,424)              -         -        228,312          31,722      (209,610)            -
Deferred income taxes                (1,637)              -         -        (13,195)         31,420           893        17,481
Minority interest                         -               -         -          1,115               -             -         1,115
Preferred stock of a
 subsidiary                            (350)              -         -         39,159           2,855       (38,809)        2,855

Shareholders equity (deficit)
                                   (250,052)         73,577         -        (96,516)        (63,436)       86,375      (250,052)
                                  ---------      ----------     -----       --------        --------    ----------     ---------
    Total liabilities and
     shareholders equity          $(131,954)     $  295,733     $   -       $259,076        $399,167    $ (164,109)    $ 657,913
                                  ---------      ----------     -----       --------        --------    ----------     ---------

                                                                JORDAN INDUSTRIES, INC.
                                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                      (UNAUDITED)
                                                           (ALL DOLLAR AMOUNTS IN THOUSANDS)




                                        Balance Sheet as of December 31, 2004
                               --------------------------------------------------------------------------------------------------
                                   Jordan                         JII                         Non-
                                  Industries    JII Holdings    Finance    Guarantors     Guarantors   Eliminations   Consolidated
                                -------------   ------------   --------    ----------     ----------   ------------   ------------

Current assets:
    Cash and equivalents          $   2,152     $        -        $ -        $  1,693      $ 11,567     $       -        $ 15,412
    Intercompany receivables          9,543        (25,053)         -          (2,245)       14,931         2,824               -
    Accounts receivable, net              -              -          -          42,656        66,898             -         109,554
    Inventories                           -              -          -          73,883        56,150             -         130,033
    Assets of discontinued
     operations                           -              -          -           1,409         2,023             -           3,432
    Income tax receivable                 -              -          -              -          3,631             -           3,631
    Prepaids and other
     current assets                   4,625              -          -           9,236         4,878        (6,376)         12,363
                                  ---------     ----------        ---        --------      --------     ---------        --------
    Total current assets             16,320        (25,053)         -         126,632       160,078        (3,552)        274,425

Property, plant and
 equipment, net                       1,721              -          -          45,828        37,487             -          85,036
Investments and advances to
 affiliates                          28,538              -          -               -        12,344             -          40,882
Investments in subsidiaries          52,241        202,512          -               -             -      (254,753)              -
Equity in earnings of
 subsidiaries                      (222,701)       (82,684)         -               -             -       305,385               -
Goodwill, net                             -              -          -          78,648       182,385       (15,724)        245,309
Intercompany notes
 receivable                          (1,000)       204,871          -               -         1,000      (204,871)              -
Other assets                            395          6,387          -           3,887         6,085             -          16,754
                                  ---------     ----------        ---        --------      --------     ---------        --------
    Total assets                  $(124,486)    $  306,033        $ -        $254,995      $399,379     $(173,515)       $662,406
                                  ---------     ----------        ---        --------      --------     ---------        --------
Current liabilities:
    Accounts payable              $       -     $        -        $ -        $ 25,662      $ 37,134     $       -        $ 62,796
    Accrued liabilities              37,895          9,389          -          22,662        18,277        (6,772)         81,451
    Liabilities of
     discontinued
     operations                           -              -          -             150           548             -             698
    Intercompany payables                 -              -          -         (15,740)        4,501        11,239               -
    Current portion of long
     term debt                          250              -          -           5,387        22,237             -          27,874
                                  ---------     ----------        ---        --------      --------     ---------        --------
    Total current liabilities        38,145          9,389          -          38,121        82,697         4,467         172,819

Long term debt                      121,890        224,033          -          41,779       301,697             -         689,399
Other non current
 liabilities                         10,830              -          -           8,711         5,626             -          25,167
Intercompany payables               (50,384)             -          -         223,537        31,722      (204,875)              -
Deferred income taxes                (1,636)             -          -         (13,497)       29,388             -          14,255
Minority interest                         -              -          -           1,003             -             -           1,003
Preferred stock of a
 subsidiary                            (350)             -          -          38,025         2,744       (37,675)          2,744

Shareholders equity (deficit)      (242,981)        72,611          -         (82,684)      (54,495)       64,568        (242,981)
                                  ---------     ----------        ---        --------     ---------    ----------        --------
    Total liabilities and
     shareholders equity          $(124,486)    $  306,033        $ -        $254,995     $ 399,379    $ (173,515)       $662,406
                                  ---------     ----------        ---        --------     ---------    ----------        --------

                                                                JORDAN INDUSTRIES, INC.
                                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                      (UNAUDITED)
                                                           (ALL DOLLAR AMOUNTS IN THOUSANDS)



                                                                  Six Months Ended June 30, 2005
                               --------------------------------------------------------------------------------------------------
                                   Jordan                         JII                         Non-
                                  Industries    JII Holdings    Finance    Guarantors     Guarantors   Eliminations   Consolidated
                                -------------   ------------   --------    ----------     ----------   ------------   ------------

Net cash (used in) provided
 by operating activities          $(8,262)        $  -          $  -          $  780       $ 1,280        $  -         $ (6,202)

Cash flows from investing
 activities
  Proceeds from sales of
   fixed assets                         -            -             -             258           116           -              374
  Capital expenditures                (42)           -             -          (1,478)       (1,950)          -           (3,470)
  Net proceeds from sale of
   discontinued operations          1,002            -             -               -             -           -            1,002
  Acquisition of subsidiary             -            -             -               -          (481)          -             (481)
  Net proceeds from sale of
   affiliate                        6,600            -             -               -             -           -            6,600
  Net proceeds from sale of
   subsidiary                       1,075            -             -               -             -           -            1,075
Net cash provided by (used
                                  -------         ----          ----          ------        ------        ----         --------
 in) investing activities           8,635            -             -          (1,220)       (2,315)          -            5,100

Cash flows from financing
 activities
  Proceeds from revolving
   credit facilities, net               -            -             -           1,421         3,312           -            4,733
  Repayment of long term
   debt                                 -            -             -            (752)       (4,875)          -           (5,627)
  Proceeds from other
   borrowings                           -            -             -             150         3,248           -            3,398
  Payment of deferred
   financing costs                      -            -             -               -             -           -                -
                                  -------         ----          ----          ------        ------        ----         --------
Net cash provided by
 financing activities                   -            -             -             819         1,685           -            2,504

Effect of exchange rate
 changes on cash                        -            -             -               -          (419)          -             (419)
Net increase in cash and
                                  -------         ----          ----          ------        ------        ----         --------
 equivalents                          373            -             -             379           231           -              983
Cash and equivalents at
 beginning of period                2,152            -             -           1,693        11,567           -           15,412
                                  -------         ----          ----          ------       -------        ----         --------
Cash and equivalents at
 end of period                     $2,525         $  -          $  -          $2,072       $11,798        $  -         $ 16,395
                                  -------         ----          ----          ------       -------        ----         --------

                                                                JORDAN INDUSTRIES, INC.
                                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                      (UNAUDITED)
                                                           (ALL DOLLAR AMOUNTS IN THOUSANDS)




                                                                  Six Months Ended June 30, 2004
                              --------------------------------------------------------------------------------------------------
                                   Jordan                         JII                         Non-
                                  Industries    JII Holdings    Finance    Guarantors     Guarantors   Eliminations   Consolidated
                                -------------   ------------   --------    ----------     ----------   ------------   ------------

Net cash (used in) provided by
 operating activities           $ (37,497)       $ 3,498        $   -      $ 13,435        $  (715)     $   -         $(21,279)

Cash flows from investing
 activities
   Proceeds from sales of
    fixed assets                        -              -            -           781             15          -              796
   Capital expenditures               (86)             -            -        (2,068)        (1,536)         -           (3,690)
   Net proceeds from sale of
    discontinued operations         6,155              -            -             -              -          -            6,155
   Net proceeds from sale of
    affiliates                     27,207              -            -             -              -          -           27,207
                                ---------        -------        -----      --------        -------      -----         --------
Net cash provided by (used
 in) investing activities          33,276              -            -        (1,287)        (1,521)         -           30,468

Cash flows from financing
 activities
   Proceeds from revolving
    credit facility                     -              -            -        (8,171)        12,547          -            4,376
   Repayment of long term
                                ---------        -------        -----      --------        -------      -----         --------
    debt                              (15)             -            -        (4,778)        (5,860)         -          (10,653)
   Proceeds from other
    borrowings                          -              -            -           427          4,797                       5,224
   Payment of financing fees            -         (3,498)           -             -              -          -           (3,498)
Net cash (used in) provided
 by financing activities              (15)        (3,498)           -       (12,522)        11,484          -           (4,551)

Effect of exchange rate
 changes on cash                        -              -            -             -            887          -              887
Net (decrease) increase
                                ---------        -------        -----      --------        -------      -----         --------
 in cash and equivalents           (4,236)             -            -          (374)        10,135          -            5,525
Cash and equivalents at
 beginning of period                6,301              -            -         1,738          7,478          -           15,517
                                ---------        -------        -----      --------        -------      -----         --------
Cash and equivalents at
 end of period                  $   2,065        $     -        $   -      $  1,364        $17,613      $   -         $ 21,042
                                ---------        -------        -----      --------        -------      -----         --------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

                                  Three Months Ended         Six Months Ended
                                        June 30,                 June 30,
                                  --------------------     -------------------
                                      2005      2004         2005      2004
                                      ----      ----         ----      ----
Net Sales:
Specialty Printing and Labeling   $ 12,610   $ 13,736     $ 24,907  $ 26,219
Jordan Specialty Plastics           40,600     35,648       79,596    70,964
Jordan Auto Aftermarket             31,802     46,780       61,806    80,618
Kinetek                             87,433     79,551      167,710   152,665
Consumer and Industrial Products    15,700     15,111       29,579    28,770
                                  --------   --------     --------  --------
   Total                          $188,145   $190,826     $363,598  $359,236
                                  --------   --------     --------  --------
Operating Income (Loss):
Specialty Printing and Labeling    $ 1,295    $ 1,890      $ 2,545  $  3,055
Jordan Specialty Plastics            1,139      2,081        2,511     3,914
Jordan Auto Aftermarket               (744)     4,000         (833)    6,492
Kinetek                             11,045     10,093       18,122    16,760
Consumer and Industrial Products      (670)      (638)      (2,662)   (1,717)
                                  --------   --------     --------  --------
   Total(a)                       $ 12,065   $ 17,426      $19,683  $ 28,504
                                  --------   --------     --------  --------
Operating Margin(b)
Specialty Printing and Labeling      10.3%      13.8%        10.2%     11.7%
Jordan Specialty Plastics             2.8%       5.8%         3.2%      5.5%
Jordan Auto Aftermarket              (2.3)%      8.6%        (1.3)%     8.1%
Kinetek                              12.6%      12.7%        10.8%     11.0%
Consumer and Industrial Products     (4.3)%     (4.2)%       (9.0)%    (6.0)%
   Total                              6.4%       9.1%         5.4%      7.9%

-----------------
(a) Before corporate overhead and management fees of $(7,190) and $(8,551) for the three months ended June 30, 2005 and 2004, respectively, and $(7,870) and $(8,648) for the six months ended June 30, 2005 and 2004, respectively. Corporate overhead and management fees for the three and six months ended June 30, 2005 and 2004 include income from the sale of affiliates of $4,410 and $7,954, respectively.

(b) Operating margin is operating income (loss) divided by net sales.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

   Consolidated Results.  (See Condensed Consolidated Statement of Operations.)
   ---------------------
Net sales for continuing operations decreased $2.7 million, or 1.4%, to $188.1 million for the second quarter of 2005 from $190.8 million last year. Net sales for continuing operations increased $4.4 million, or 1.2%, to $363.6 million through the first half of 2005 from $359.2 million last year. The increase in sales for the second quarter was primarily due to strong growth for Kinetek and Jordan Specialty Plastics which grew 9.9% and 13.9%, respectively. These increases were partially offset by a 32.0% decline in the Automotive Aftermarket segment largely resulting from a weak climate control market due to the cooler weather through mid summer and the discontinuation of business with a large customer in the climate control segment. The improved economy helped both the Kinetek and Jordan Specialty Plastics segments throughout the first half but most of the growth in these segments continues to come from the introduction of the new products and market share gains in several niche markets. In addition, some of the sales growth in the second quarter and first half can be attributed to improved success with passing on raw material inflation through increased selling price.

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

   Specialty Printing and Labeling. As of June 30, 2005, the Specialty
   --------------------------------
Printing and Labeling group ("SPL") consisted of Valmark, Pamco, and Seaboard.

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

   Jordan Specialty Plastics. As of June 30, 2005, the Jordan Specialty
   --------------------------
Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

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

   Jordan Auto Aftermarket. As of June 30, 2005, the Jordan Auto Aftermarket
   ------------------------
group ("JAAI") consisted of Dacco, Alma and Atco.

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

   Kinetek. As of June 30, 2005, the Kinetek group consisted of Imperial
   --------
Group, Merkle-Korff, FIR, Motion Control, Advanced DC and DeSheng.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

   Consumer and Industrial Products. As of June 30, 2005, the Consumer and
   ---------------------------------
Industrial Products group consisted of Welcome Home LLC and its two divisions, Cape Craftsmen and Welcome Home, and GramTel.

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

Operating activities. Net cash used in operating activities for the six months
---------------------
ended June 30, 2005 was $6.2 million compared to net cash used in operating activities of $21.3 million during the same period in 2004.

Investing activities. Net cash provided by investing activities for the six
---------------------
months ended June 30, 2005 was $5.1 million compared to net cash provided by investing activities of $30.5 million during the same period in 2004. In 2005, net cash provided by investing activities primarily includes $1.0 million from proceeds of a sale of discontinued operations, $6.6 million from the sale of an affiliate and $1.1 million in proceeds from the sale of Cho-Pat. This is compared to $6.2 million of proceeds from the sale of discontinued operations and $27.2 million of proceeds from the sale of affiliates in 2004.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

Financing activities. Net cash provided by financing activities for the six
---------------------
months ended June 30, 2005 was $2.5 million compared to net cash used in financing activities of $4.6 million during the same period in 2004. The increase in cash provided by financing activities is primarily due to lower repayments of debt in 2005 and payments for financing fees of $3.5 million in 2004.

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


                                         JORDAN INDUSTRIES, INC.



December 14, 2005                  By:   /s/ Norman R. Bates
                                         -------------------
                                         Norman R. Bates
                                         Chief Financial Officer

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