Form 10-K
period 2005-12-31
JORDAN INDUSTRIES INC
filed 2006-03-24
CIK 839484

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549
                              --------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005     Commission File Number 33-24317

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
                     None                                     N/A

            Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                             Yes ___                                  No _X_

            Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 14 (d) of the Act.
                             Yes _X_                                  No ___

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

                             Yes _X_                                  No ___


              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_ .

              Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

   Large Accelerated Filer __ Accelerated Filer __  Non-Accelerated Filer _X_


       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

                                    Yes  ____                No  __X__

              The aggregate market value of voting stock held by non-affiliates of the registrant is not determinable as such shares were privately placed and there is no public market for such shares.

              The number of shares outstanding of Registrant's Common Stock as of March 24, 2006:98,501.0004.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

Part I                                                                     Page
-----

Item 1.      Business                                                        4
Item 1A.     Risk Factors                                                   16
Item 1B.     Unresolved Staff Comments                                      18
Item 2.      Properties                                                     19
Item 3.      Legal Proceedings                                              21
Item 4.      Submission of Matters to a Vote of Security Holders            21

Part II
-------

Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters                                            22
Item 6.      Selected Financial Data                                        23
Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            24
Item 7A.     Quantitative and Qualitative Disclosures About
             Market Risks                                                   39
Item 8.      Financial Statements and Supplementary Data                    40
Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial
             Disclosure                                                     85
Item 9A.     Controls and Procedures                                        85
Item 9B.     Other Information                                              85

Part III
--------

Item 10.     Directors and Executive Officers                               86
Item 11.     Executive Compensation                                         89
Item 12.     Security Ownership of Certain Beneficial Owners
             and Management                                                 90
Item 13.     Certain Relationships and Related Transactions                 91

Part IV
-------

Item 14.     Principal Accountant Fees and Services                         95
Item 15.     Exhibits and Financial Statement Schedules                     96

             Signatures                                                     97

Item 1.  BUSINESS
         --------
Jordan Industries, Inc. ("the Company") was organized to acquire and operate a diverse group of businesses with a corporate staff providing strategic direction and support. The Company is currently comprised of 17 businesses which are divided into five strategic business units: (i) Specialty Printing and Labeling,
(ii) Consumer and Industrial Products, (iii) Jordan Specialty Plastics, (iv) Jordan Auto Aftermarket, and (v) Kinetek.

The Company believes that its businesses are characterized by leading positions in niche industries, strong management, minimal working capital and capital expenditure requirements and low sensitivity to technological change and economic cycles.

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

The following chart depicts the operating subsidiaries, which comprise the Company's five strategic business units, together with the net sales for each of the five groups as of December 31, 2005.

                             Jordan Industries, Inc.
                         $729.5 Million of Net Sales (1)

SPECIALTY PRINTING AND LABELING            -  Pamco
$50.0 Million of Net Sales                 -  Valmark
                                           -  Seaboard

CONSUMER AND INDUSTRIAL PRODUCTS (2)       -  Welcome Home LLC
$66.2 Million of Net Sales                 -  GramTel

JORDAN SPECIALTY PLASTICS                  -  Beemak
$156.6 Million of Net Sales                -  Sate-Lite
                                           -  Deflecto

JORDAN AUTO AFTERMARKET                    -  Dacco
$119.2 Million of Net Sales                -  Alma
                                           -  Atco

Kinetek                                    -  Imperial Group
$337.5 Million of Net Sales                -  Merkle-Korff
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

(2) Includes sales from Cho-Pat of $0.4 million prior to its sale on March 24, 2005.

The Company's operations were conducted through the following business units as of December 31, 2005:

Specialty Printing and Labeling

The Specialty Printing and Labeling Group manufactures and markets (i) labels, tapes, and printed graphic panel overlays for electronics and other manufacturing companies and (ii) printed folding cartons and boxes and other shipping materials. The companies that are part of Specialty Printing and Labeling have provided its customers with products and services for an average of over 40 years. For the fiscal year ended December 31, 2005, the Specialty Printing and Labeling group generated net sales of $50.0 million. Each of the Specialty Printing and Labeling subsidiaries is discussed below:

Valmark. Valmark, which was founded in 1976 and purchased by the Company in 1994, is a specialty printer and manufacturer of graphic components for the electronics Original Equipment Manufacturer ("OEM") market. Valmark's product lines include graphic panel overlays, membrane switch control panels, and adhesive-backed labels. Approximately 53% of Valmark's 2005 net sales of $16.0 million were derived from the sales of membrane switch control panels, 37% from graphic panel overlays, and 10% from labels and other products.

Valmark sells to four primary markets: medical instrumentation, general electronics, turn-key services serving primarily the telecommunications market, and personal computers. During 2005, Valmark's products were subject to increased foreign price competition in all of its market segments. Although Valmark does not operate free of foreign competition within any of its markets, it does maintain advantages over foreign competitors due primarily to the high level of communication and long history with its customers, the relatively short time frame required to produce orders of non-membrane switch products, and the significant engineering and product development investments required to secure and manufacture orders for its membrane switch control panel customers.

Valmark is able to provide OEMs with a broader range of products than many of its competitors. Valmark's markets are very competitive in terms of price and accordingly, Valmark's advantage over its competitors is derived from its diverse product line, exceptional customer service and excellent quality ratings.

Pamco. Pamco, which was founded in 1953 and acquired by the Company in 1994, is a manufacturer and distributor of a wide variety of printed tapes and labels. Pamco offers a range of products from simple one and two-color labels, such as basic bar code and address labels, to eight-color, laminated, embossed, and hot stamped labels for products such as candy, housewares, health and beauty aids and food packaging. All of Pamco's products are made to customer specifications and approximately 84% of all sales were manufactured in-house in 2005. The remaining 16% of sales were purchased printed products and included such items as business cards and stationery.

Pamco's products are marketed by a team of 11 sales representatives who procure new accounts and service existing accounts. Existing accounts are serviced by 8 customer service representatives. Pamco's customers represent many different industries with the five largest customers accounting for approximately 13% of 2005 net sales of $18.4 million.

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

Seaboard sells directly to a broad customer base, located primarily east of the Mississippi River, operating in a variety of industries including hardware, personal hygiene, toys, automotive supplies, food and drugs. Seaboard's top ten customers accounted for approximately 48% of Seaboard's 2005 net sales of $15.6 million. Seaboard has exhibited high profit margins and has gained a reputation for exceeding industry standards primarily due to its excellent operating capabilities. Seaboard has historically been highly successful in buying and profitably integrating smaller acquisitions.

Seaboard's markets are very competitive in terms of price, and accordingly, Seaboard's advantage over its competition is derived from its high quality products and excellent service at competitive prices.

Consumer and Industrial Products

Consumer and Industrial Products serves multiple product segments. It manufactures and imports gift items; is a specialty retailer of gifts and decorative home furnishings and provides data storage services at a Secure Network Access Center. For the year ended December 31, 2005, the Consumer and Industrial Products subsidiaries generated consolidated net sales of $66.2 million (including sales from Cho-Pat of $0.4 million prior to its sale in March
2005). Each of the current Consumer and Industrial Products subsidiaries is discussed below.

Welcome Home LLC. During 2002, Cape Craftsmen and Welcome Home were combined into one entity, Welcome Home LLC. Cape Craftsmen remains a division of Welcome Home LLC that imports gifts, wooden furniture, framed art and other accessories from the Far East, while the Welcome Home division is a retailer specializing in such imports.

Cape Craftsmen sells its products through 3 in-house salespeople and 100 independent sales representatives. Cape Craftsmen competes in a highly fragmented industry and has therefore found it most effective to compete with most wood manufacturers and importers on the basis of price. Cape Craftsmen also strives to deliver better quality and service than its competitors. Net sales of the Cape Craftsmen division in 2005 were $11.8 million, excluding sales to the Welcome Home division, of $18.3 million.

Welcome Home currently operates 122 stores located in factory outlet centers and regional malls in 38 states. Welcome Home offers a broad product line of 2,500 to 4,000 items consisting of 8 basic groups, including furniture, candles, lighting, decorative accessories, decorative garden items, music, special opportunity merchandise and seasonal products.

Competition is highly intense among specialty retailers, traditional department stores and mass merchant discounters in outlet malls and other high traffic retail locations. Welcome Home competes principally on the basis of product assortment, convenience, customer service, price and the attractiveness of its stores. Welcome Home had net sales of $51.3 million for the year ended December 31, 2005.

GramTel. GramTel USA, Inc. was started by the Company in December 2000. GramTel is a information technology infrastructure and disaster recovery company. It owns and operates a state-of-the-art data center that houses clients' business-critical computer systems, applications, and data. The facility provides alternate sites for companies to continue operations in the event of a disaster or emergency. GramTel leverages its infrastructure and technical staff to support the data storage needs of businesses at a fraction of the cost that businesses would incur to perform these tasks in-house or with higher-priced providers. It provides the facilities, technical personnel and network connectivity to keep the critical operations of businesses available 24 hours a day. GramTel had net sales of $2.7 million for the year ended December 31, 2005.

Jordan Specialty Plastics

Jordan Specialty Plastics serves a broad range of wholesale and retail markets within the highly-fragmented specialty plastics industry. The group primarily designs, manufactures and sells (1) "take-one" point of purchase brochure, folder and application display holders, (2) plastic injection-molded hardware and office supply products, (3) extruded vinyl chairmats, and (4) safety reflectors for bicycles and commercial truck manufacturers. The companies that are part of Jordan Specialty Plastics have provided their customers with products and services for an average of over 35 years. For the year ended December 31, 2005, the Jordan Specialty Plastics subsidiaries generated consolidated net sales of $156.6 million. Each of the Jordan Specialty Plastics subsidiaries is discussed below:

Beemak Plastics. Beemak, which was founded in 1951 and acquired by the Company in July 1989, is a manufacturer and distributor of custom point-of-purchase displays, brochure holders and sign holders. Beemak sells its proprietary holders and displays to approximately 3,000 customers around the world. Beemak's net sales for 2005 were $6.8 million.

Beemak's products are both injection-molded and custom fabricated. Injection molded products consists primarily of polystyrene plastic with production being outsourced to affiliated companies. Custom fabrication consists primarily of heat bent acrylic plastic sheets with processing performed in-house. Beemak also provides silk screening of decals and logos onto the final product.

Beemak sells its products through a direct sales force and by reputation. Beemak sells to distributors, major companies, and competitors, which resell the product under a different name. Beemak has been successful in providing excellent service on orders of all sizes.

The display holder industry is very fragmented, consisting of a few other known holder and display firms and regionally-based sheet fabrication shops.

Sate-Lite Manufacturing. Sate-Lite specializes in safety reflectors for bicycles, heavy duty commercial vehicles, and disposable health care products. Sate-Lite was founded in 1968 and acquired by the Company in 1988. Bicycle reflectors and plastic bicycle parts accounted for 33% of Sate-Lite's net sales in 2005, sales of emergency warning triangles and specialty reflectors and lenses to commercial truck customers accounted for approximately 20% of net sales in 2005, and sales of disposable health care products accounted for approximately 9% of net sales. An additional 38% of 2005 net sales were derived from other miscellaneous plastic injection molded products. Sate-Lite's net sales for 2005 were $16.5 million, excluding sales to Deflecto and Beemak, related parties, of $8.6 million and $0.9 million, respectively.

Sate-Lite's bicycle and truck/auto products are sold directly to a number of OEMs. The two largest OEM customers are Truck-Lite, and Giant Phoenix (China) which accounted for approximately 11% of Sate-Lite's net sales in 2005. The disposable health care products are sold primarily to a single distributor who has a long-term supply agreement with a major domestic health care products supplier. In 2005, Sate-Lite's five largest customers accounted for approximately 30% of net sales.

Sate-Lite's bicycle products are marketed to bicycle OEMs in North America and Asia. Sales to foreign customers are handled directly by management. Sate-Lite's net export sales accounted for approximately 15% of its total 2005 sales. The principal raw materials used in manufacturing Sate-Lite's products are plastic resins. Sate-Lite purchases these materials from several independent suppliers. In 1998, Sate-Lite opened a wholly owned manufacturing factory in China. Sate-Lite sells to a variety of companies in Asia including Tandem, Ideal, Giant/Phoenix, and other bicycle manufacturers who have increased their sales to the North American bicycle market through mass market branded companies such as Huffy, Pacific Cycle (Mongoose, Schwinn, Roadmaster, GT), Kent and Magna.

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

Deflecto Corporation. Founded in 1960 and acquired by the Company in 1998, Deflecto designs, manufactures and markets plastic injection-molded products for mass merchandisers, major retailers and large wholesalers. Deflecto sells its products in two product categories: hardware products and office supply products. Hardware products, which comprised approximately 66% of Deflecto's net sales in 2005, include heating and cooling air deflectors, clothes dryer vents and ducts, kitchen vents and ducts, sheet metal pipes and elbows, exhaust fittings, heating ventilation and air conditioning registers and other widely recognized products. Office supply products, many of which have patents and trademarks, represented approximately 33% of net sales in 2005 and include such items as wall pockets, literature displays, file and chart holders, business card holders, chairmats and other top-branded office supply products. The remaining 1% of net sales are for bicycle reflectors. Deflecto's consolidated net sales for 2005 were $133.3 million.

Deflecto manufactures approximately 90% of its products in-house, with the remainder outsourced to other injection molders. Deflecto efficiently manages the mix of manufactured and outsourced product due to its ability to accurately project pricing, cost and capacity constraints. This strategy enables Deflecto to grow without being constrained by capacity issues.

Deflecto sells its products through an in-house salaried sales force and the use of independent sales representatives. Deflecto has the critical mass to command strong positions and significant shelf space with the major mass merchandisers and retailers. In the hardware products line, Deflecto sells to major national retailers such as Ace Hardware, Wal-Mart, Lowes and Home Depot, as well as to heating, ventilating and air conditioning ("HVAC") and appliance part wholesalers. Deflecto sells its office supply products line to major office supply retailers such as Office Max and Staples, as well as to national wholesalers, such as United Stationers and S.P. Richards. Deflecto has established strong relationships with its customers and is known for delivering high quality, well packaged products in a timely manner.

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

Jordan Auto Aftermarket

Jordan Auto Aftermarket is the leading supplier of remanufactured torque converters to the automotive aftermarket parts industry. In addition, it produces newly manufactured torque converters, air conditioning compressors, and clutch and disc assemblies for major automotive and equipment OEMs. For the year ended December 31, 2005, the Jordan Auto Aftermarket subsidiaries generated consolidated net sales of $119.2 million. Each of the Jordan Auto Aftermarket subsidiaries is discussed below.

Dacco. Dacco is a producer of remanufactured torque converters, as well as automotive transmission sub-systems and other related products used by transmission repair shops. Dacco was founded in 1965 and acquired by the Company in 1988.

The majority of Dacco's products are classified as "hard" products, which primarily consist of torque converters and hydraulic pumps that have been rebuilt or remanufactured by Dacco. The torque converter, is a fluid drive coupling between the engine and transmission and smoothly transfer power from the engine to the drive shaft. The hydraulic pump supplies oil to all the systems in the transmission.

The remaining products sold by Dacco are classified as "soft" products, such as sealing rings, bearings, washers, filter kits and rubber components. Soft products are purchased from a number of vendors and are resold in a broad variety of packages, configurations and kits.

Dacco's customers are automotive transmission parts distributors, transmission repair shops and mechanics. Dacco's independent sales representatives sell nationwide to independent warehouse distributors and transmission repair shops. Dacco also operates 47 distribution centers, which sell directly to transmission shops. Dacco's distribution centers average 5,400 square feet and cover a 50-100 mile selling radius. In 2005, no single customer accounted for more than 2% of Dacco's net sales. Net sales were $53.0 million during the year ended December 31, 2005.

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

Alma. Founded in 1944 and acquired by the Company in March 1999, Alma uses a combination of remanufacturing and new production to produce torque converters, air conditioning compressors, and clutch and disc assemblies for major automotive and equipment OEMs, as well as numerous direct aftermarket customers. Torque converters and clutch and disc assemblies are also referred to as drive trains. Net sales were $52.3 million during the year ended December 31, 2005.

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

Atco manufactures and distributes hose assemblies, driers and accumulators, evaporators, fittings, and crimping tools to a large customer base, including such companies as GMSPO, PACCAR, Gates, Dana-Weatherhead, and other OE and automotive aftermarket customers. Also, Atco acquired CoolStar, Inc. in 2005. This move added evaporators to Atco's product line. Atco is the sole external source to Kenworth and Peterbilt for steel and aluminum air conditioning tube assemblies and hose end fittings, which are manufactured in Atco's QS-9000 certified plant in Ennis, Texas. Atco has led the way with innovations such as the patented portable hand-operated model 3700 crimping tool. Net sales were $13.9 million during the year ended December 31, 2005.

Kinetek

Kinetek is a manufacturer of specialty purpose electric motors, gearmotors, gearboxes, gears, transaxles and electronic motion controls, serving a diverse customer base, including consumer, commercial and industrial markets. Its products are used in a broad range of applications, including vending machines, golf carts, lift trucks, industrial ventilation equipment, and elevators.

Kinetek operates in the businesses of electric motors ("motors") which includes the subsidiaries Imperial Group, Merkle-Korff, Fir, Advanced D.C. and Kinetek De Sheng; and electronic motion control systems ("controls") which includes the subsidiary Motion Control Engineering. For the year ended December 31, 2005 Kinetek generated net sales of $337.5 million.

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

Backlog

As of December 31, 2005 the Company had a backlog of approximately $106.6 million compared with a backlog of $91.5 million as of December 31, 2004. The backlog is primarily due to motor sales at Merkle-Korff and controls sales at Motion Control, both subsidiaries of Kinetek, printing and graphic component sales at Valmark, folding boxes at Seaboard, plastic products at Deflecto and air conditioning assemblies and parts at Atco. Management believes that the Company will ship substantially its entire backlog during 2006.

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

Employees

As of December 31, 2005, the Company and its subsidiaries employed approximately 6,363 people. Approximately 1,245 of these employees were members of various labor unions. The Company believes that its subsidiaries' relations with their respective employees are good.

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

In 2003, the USEPA has sent the Company letters which indicate that it may be a potential responsible party at two Superfund sites. The first alleged that, JII Promotions had shipped lead typeface to the Pittsburgh Metal & Equipment site in New Jersey. In October 2005, the Company settled this matter through an Administrative Consent Order for a deminimus payment of less than $3 thousand. The second alleged that Alma sent wastes to the proposed Lake Calumet Cluster site in Illinois. Alma made a claim under the environmental indemnity from the former owner of Alma and the former owner has assumed responsibility for this matter.

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

Alma owns two properties in Alma, Michigan that are contaminated by chlorinated solvent and oil contamination, the main plant on Michigan Avenue and a satellite plant on North Court Street. The former owner retained full responsibility for the continued investigation and remediation of the contaminated groundwater and soil at the properties when Alma acquired them in April 1999. The Michigan Avenue property has been the subject of investigation by the Michigan Department of Environmental Quality, ("MDEQ"), since 1982. By 1985, the former owner had cleaned out, closed and capped the lagoons that were the source of the contamination and in 1992, installed a groundwater remediation system. In January 1999, the former owner submitted to the MDEQ a proposed remedial action plan that recommends that the groundwater treatment system continue to operate for up to 30 years, a deed restriction that limits the use of the property to industrial use and the adoption, by the City of Alma, of an ordinance that prohibits the private use of groundwater for drinking water. The MDEQ has held off approving the plan until the former owner delineates the horizontal and vertical extent of contamination to the agency's satisfaction. In November 2002, the former owner submitted a revised sampling plan and MDEQ has approved the additional investigation. Some of the sampling was conducted in 2004 and the rest in 2005. The former owner submitted the data to MDEQ and asked for approval of the remedial action plan. The second property is contaminated with petroleum constituents and chlorinated solvents and the former owner, under the supervision of the MDEQ, is investigating the scope and extent of the contamination. In May 2003, the former owner also submitted a remedial action plan with respect to this property to the MDEQ and an interim response plan for removed contaminated soils deemed to be the source of contamination. Contamination soils were excavated in 2004 and ground soil sampling was conducted and the data was submitted to DEQ 2005.

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

Item 1A  RISK FACTORS
         ------------
Risk Factors

Certain principals, partners, officers, employees and affiliates of The Jordan Company control all fundamental matters affecting the Company.
Certain principals, partners, officers, employees and affiliates of The Jordan Company and their respective family members, collectively referred to as the Jordan Group, own a majority of the outstanding common and other voting stock of the Company. The Jordan Group has sufficient votes to elect all of the Company's directors and control the management and financing decisions of the Company. In addition, as owner of a majority of the outstanding common stock and other voting stock of the Company, the Jordan Group is able to approve any action requiring the approval of its shareholders, including the adoption of amendments to its certificate of incorporation and the approval of mergers or sales of all or substantially all of its assets.

The Company, through its respective subsidiaries, operates in highly competitive industries and competes with many larger and better capitalized companies.
Each of the business lines that the Company operates compete with a substantial number of national, regional and local competitors, many of which have greater financial and other resources than the Company. Many of these competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Although the Company believes that it has certain advantages over its competitors, realizing and maintaining those advantages will require continued investment by it in research and development, quality standards, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make those investments or that they will be successful in maintaining those advantages. Failure to make those investments or to maintain those advantages could have a material adverse effect on each of its respective businesses, financial conditions and results of operations and the Company's ability to generate cash flow to service its obligations.

The Company's operations are subject to substantial environmental regulation. The Company and its respective operating subsidiaries are subject to federal, state, provincial, local and foreign laws, regulations and ordinances related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials used in their respective manufacturing processes. Under applicable environmental laws, the Company's subsidiaries may be responsible for the remediation of environmental conditions and may be subject to associated liabilities relating to the facilities and the land on which their facilities are situated, regardless of whether they lease or own the facilities in question, and regardless of whether such environmental conditions were created by the Company, any of their respective subsidiaries, by a prior owner or tenant or by any other person. Moreover, we anticipate that such laws and regulations will become increasingly stringent in the future. We cannot assure you that the need to comply with environmental laws and regulations or that environmental conditions relating to prior, existing or future facilities and operations of the Company's subsidiaries will not have a material adverse effect on their respective businesses, financial conditions and results of operations.

Increases in the prices of raw materials could adversely affect our subsidiaries' operations.
The Company's subsidiaries purchase most of the raw materials for their products on the open market, and their sales may be affected by changes in the market price of such raw materials. We do not generally engage in commodity hedging transactions for raw materials. Although the Company's subsidiaries attempt to pass on increases in the price of raw materials to their customers, there have been delays in the subsidiaries' ability to pass on such increases in the past and there can be no assurance that they will be able to do so in the future on a timely basis, or at all. Additionally, significant increases in the prices of the Company's subsidiaries' products due to increases in the cost of raw materials could have a negative effect on demand for their respective products and a material adverse effect on their respective businesses, financial conditions and results of operations.

We are highly dependent on our key personnel.
The Company is highly dependent on a small number of executive officers and key employees, both individually and as a group. The Company's future performance will be substantially dependent on their ability to retain and motivate these individuals and to attract and retain additional qualified personnel in the future. The loss of the services of any of the Company's executive officers or key employees or the inability to identify, hire and retain other highly qualified technical and managerial personnel could have a material adverse effect on their respective businesses, financial conditions and results of operations.

We are subject to the risks of doing business in foreign countries.
The Company has significant operations outside the United States. The risks of doing business in foreign countries include:
     o Adverse changes or greater volatility in the economies of those countries;
     o  Adverse effects of currency exchange controls;
     o  Adverse changes to the regulatory environment of those countries;
     o  Adverse changes to the tax laws and regulations of those countries
     o  Restrictions on the withdrawal of foreign investment and earnings;

     o  The nationalization of our businesses
     o The potential instability of foreign governments, including from domestic insurgency movements; and
     o The challenge of managing culturally and geographically diverse operations.

Operations in foreign countries are also subject to economic uncertainties, including, among others, risk or renegotiation or modification of existing agreements or arrangements with governmental authorities, exportation and transportation tariffs, foreign exchange restrictions and changes in taxation structure.

The Company's businesses could be negatively impacted if they fail to maintain satisfactory labor relations.
Collectively, over 19% of the Company's subsidiaries' employees currently belong to unions and operate under collective bargaining agreements. There can be no assurance that future issues with their respective labor unions will be resolved favorably or that they will not experience a work stoppage that could adversely affect their respective businesses. The Company's current collective bargaining agreements are with various unions and generally expire over the next one to three years. There can be no assurances that new agreements will be reached or that the Company will be able to negotiate extensions of such agreements on favorable terms. Any work stoppage could have a material adverse effect on the Company's business and financial condition and results of operations.

The Company has a substantial amount of debt maturing in 2006.
The Company's subsidiary, Kinetek, has Senior Notes with a principal amount of $270 million, maturing in November of 2006. While the Company is currently evaluating multiple scenarios for either the repayment or refinancing of that debt prior to its maturity date, there can be no assurance that the Company will complete the necessary transactions prior to that date. Should the Company be unable to repay or refinance this debt prior to its maturity date, the Company would risk a default of its debt covenants and significant stress on its access to cash for ongoing operations. Such defaults or reduction in available cash could have a material adverse effect on the Company's business and financial condition and results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS
         -------------------------

Not applicable to the Company.

Item 2.  Properties
         ----------

The Company leases approximately 13,411 square feet of office space for its headquarters in Illinois. The principal properties of each subsidiary of the Company at December 31, 2005, and the location, the primary use, the capacity, and ownership status thereof, are set forth in the table below.

                                                                           SQUARE            OWNED/
COMPANY LOCATION                      USE                                  FEET              LEASED
----------------                      ---                                  -------           ------

Advanced DC
  Syracuse, NY                        Manufacturing/Administration            49,600           Owned
  Syracuse, NY                        Manufacturing                           18,500          Leased
  Syracuse, NY                        Manufacturing                           14,000          Leased
  Eternoz, France                     Manufacturing/Administration            19,000          Leased
  Putzbrunn, Germany                  Warehouse                                1,200          Leased

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

Atco
  Ferris, TX                          Manufacturing                           93,100           Owned
  Ennis, TX                           Manufacturing                           24,100           Owned

Beemak
  Cerritos, CA                        Manufacturing/Administration            40,000          Leased

Cape Craftsmen
  Elizabethtown, NC                   Warehouse/Administration               175,000          Leased
  Elizabethtown, NC                   Warehouse/Outlet Store                  10,000          Leased
  Elizabethtown, NC                   Warehouse                               30,000          Leased
  Wilmington, NC                      Administration                           6,250          Leased

Dacco
  Cookeville, TN                      Manufacturing/Administration           355,000           Owned
  Huntland, TN                        Manufacturing                           72,000           Owned
  Cookeville, TN                      Administration                           7,000          Leased

Deflecto
  Indianapolis, IN                    Manufacturing/Administration           182,600           Owned
  Fishers, IN                         Distribution                           134,400          Leased
  St. Catherines, Ont.                Manufacturing/Administration            53,000           Owned
  St. Catherines, Ont.                Assembly                                88,700          Leased
  Pearland, TX                        Manufacturing/Assembly                  80,000          Leased
  Newport, Wales                      Manufacturing/Administration            92,000           Owned
  Aurora, Ontario                     Manufacturing/Administration            34,000          Leased
  Ontario, CA                         Manufacturing                           36,500          Leased
  Jefferson, GA                       Manufacturing                           51,000          Leased
  Dover, OH                           Manufacturing/Administration            56,000          Leased
  Houston, TX                         Manufacturing/Assembly                  33,000          Leased
  Mira Loma, CA                       Warehouse                               44,000          Leased

Kinetek De Sheng
  Shunde, Guangdong                   Manufacturing/Administration           926,000           Owned

FIR
  Casalmaggiore via Vanoni, Italy     Manufacturing                            4,000          Leased
  Casalmaggiore via Vanoni, Italy     Manufacturing                           18,000           Owned
  Casalmaggiore via Roma, Italy       Manufacturing/Administration           189,000           Owned
  Casalmaggiore via Cazumenta, Italy  Manufacturing/Administration            52,000          Leased
  Varano, Italy                       Manufacturing                           97,000           Owned
  Genova, Italy                       Research & Development/Manufacturing    34,000          Leased




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

JII Promotions
  Coshocton, OH                       Manufacturing/Administration           218,000           Owned

Merkle-Korff
  Des Plaines, IL                     Design/Administration                   38,000          Leased
  Richland Center, WI                 Manufacturing                           45,000          Leased
  Darlington, WI                      Manufacturing                           68,000          Leased
  Des Plaines, IL                     Manufacturing/Administration            63,000          Leased
  San Luis Potosi,                    Manufacturing                           70,000          Leased
    Mexico

Motion Control
  Rancho Cordova, CA                  Manufacturing/Administration           108,000          Leased
  Glendale, NY                        Manufacturing/Administration            11,200          Leased

Pamco
  Des Plaines, IL                     Manufacturing/Administration            52,000           Owned

Sate-Lite
  Niles, IL                           Manufacturing/Administration            70,650          Leased
  Shunde, Guangdong                   Manufacturing/Administration/Assembl   166,800          Leased

Seaboard
  Fitchburg, MA                       Manufacturing/Administration           260,000           Owned
  Miami, FL                           Warehouse                               11,500          Leased
  Carlstadt, NJ                       Manufacturing                           49,700          Leased
  Enfield, NC                         Warehouse                               50,000          Leased

Valmark
  Livermore, CA                       Manufacturing/Administration            74,200          Leased

Welcome Home
  Wilmington, NC                      Administration/Storage                  10,000          Leased
  Wilmington, NC                      Administration/Warehouse                12,000          Leased



Dacco also owns or leases 47 distribution centers, which average 5,400 square feet in size. Dacco maintains five distribution centers in Florida and Alabama, four distribution centers in Tennessee, three distribution centers in Illinois, Georgia, California, Ohio and Indiana, two distribution centers in each of Virginia, Arizona, and Texas, with the remaining distribution centers located in South Carolina, Michigan, Pennsylvania, Minnesota, Missouri, Nebraska, West Virginia, Oklahoma, Nevada, New York, Maryland and Wisconsin.

Welcome Home leases 122 specialty retail stores in 38 states, with the majority of store locations in outlet malls. Welcome Home maintains 11 stores in California, 9 stores in Florida, 8 stores in Ohio and Pennsylvania, 6 stores in Texas, 5 stores in North Carolina, Georgia, and Missouri, and 4 stores in New York and Washington. The remaining stores are located throughout the United States.

Merkle-Korff, Motion Control and Seaboard lease certain production, office and warehouse space from related parties. The Company believes that the terms of these leases are comparable to those which would have been obtained by the Company had the leases been entered into with an unaffiliated third party.

To the extent that any of the Company's existing leases expire in 2006, the Company believes that its existing leased facilities are adequate for the operations of the Company and its subsidiaries.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2005.

                                     Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS
         -------------------------------------------------

The only authorized, issued and outstanding class of capital stock of the Company is Common Stock. There is no established public trading market for the Company's Common Stock.

(a) At December 31, 2005, there were 21 holders of record of the Company's Common Stock.

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

Item 6.  SELECTED FINANCIAL DATA
         -----------------------

The following table presents selected operating, balance sheet and other data of the continuing operations of the Company and its subsidiaries as of and for the five years ended December 31, 2005. The financial data has been derived from the consolidated financial statements of the Company and its subsidiaries. As a result of the divestitures of JII Promotions entity within the Specialty Printing and Labeling segment and the sale of Electrical Design & Control ("ED&C"), a subsidiary of Kinetek, these segments and entities have been reported as discontinued operations for financial reporting purposes in accordance with Accounting Principles Board ("APB") Opinion No. 30 and Statement of Financial Accounting Standards ("SFAS") No. 144, and their results have been excluded from the information shown below.


                                                              Year Ended December 31,
                                                              (Dollars in thousands)
                                          ----------------------------------------------------------------
                                             2005         2004        2003          2002         2001
                                             ----         ----        ----          ----         ----

Operating data:
Net sales ........................         $729,485     $723,279    $666,931      $667,151     $665,962
Cost of sales, excluding
 depreciation ....................          517,625      502,368     450,308       431,511      428,459
                                            -------     --------     --------      -------      -------
Gross profit, excluding
 depreciation ....................          211,860      220,911     216,623       235,640      237,503
Selling, general and
 administrative expense,
 excluding depreciation ..........          143,786      151,211     151,986       156,036      151,638
Operating income .................           56,048       57,372      42,797        46,981       30,397
Interest expense (1)..............           54,720       66,048      83,215        89,332       91,312
Interest income ..................             (240)      (2,267)     (1,352)       (1,248)        (784)
(Loss) income from continuing
 operations before income
 taxes and minority interest(2)                (121)      (4,901)    (35,096)       53,390      (62,145)

(Loss) income from continuing
 operations ......................           (4,097)      (8,406)    (43,725)       23,181      (56,378)

Balance sheet data (at end
  of period):
Cash and cash equivalents ........           15,699       15,412      15,517        19,717        25,565
Working capital (4)...............         (164,691)      98,872     103,571       102,218       151,045
Total assets .....................          611,367      662,406     690,632       703,510       826,431
Long-term debt (less
  current portion) ...............          361,673      689,399     728,124       715,516       819,406
Net capital deficiency (3)  ......         (251,361)    (242,981)   (227,363)     (201,558)     (139,056)
--------------------------------------

(1) Interest expense decreased in 2004 and 2005 primarily due to the treatment of the Company's Exchange Offer as a troubled debt restructuring pursuant to SFAS No. 15. In addition, certain of the Company's 2009 Debenture note holders entered into a Modification Agreement which provides for a reduction in their stated maturity value and a reduction of their applicable interest rate. See Note 12 to the financial statements.

(2) Income from continuing operations before income taxes and minority interest in 2002 includes a gain on the extinguishment of long-term debt of $88,882, a gain on the liquidation of a subsidiary of $1,888, a gain on the sale of a facility of $1,431, and the write-down of certain assets held for sale of $1,800. Loss from continuing operations before income taxes and minority interest in 2003 includes a loss on the sale of a division of a subsidiary of $401. Loss from continuing operations before income taxes and minority interest in 2004 includes income from the sale of three affiliates of $7,954 and a goodwill impairment loss of $3,676. Loss from continuing operations before income taxes and minority interest in 2005 includes income from the sale of an affiliate of $4,410, income from the refinancing of an affiliate of $8,584, gain on sale of a subsidiary of $251, and $14,727 of income related to the sale of affiliates. Offsetting these gains was a goodwill impairment loss of $24,277.

(3)  No cash dividends on the Company's Common Stock have been declared or paid.

(4) The negative working capital in 2005 is the result of the reclassification of $270.0 million of Kinetek's Senior Notes from long-term to current based on their maturity date.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

Historical Results of Operations

         Summarized below are the historical net sales, operating income and operating margin (as defined below) for each of the Company's business groups for the fiscal years ended December 31, 2005, 2004, and 2003. Due to the divestiture of the net assets of the School Annual division of JII Promotions in September 2003 and the subsequent sale of certain assets of the Ad Specialty and Calendar product lines in January 2004, the operations of JII Promotions have been classified as discontinued operations in the Company's Consolidated Statement of Operations in all periods. JII Promotions was part of the Specialty Printing and Labeling segment. (See
     Note 5 to the financial statements.) Additionally, due to the sale of ED&C in May 2005, a subsidiary of Kinetek, the results of ED&C have also been classified as discontinued operations in all periods presented. (See Note 5 to the financial statements.) This discussion should be read in conjunction with the historical consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report.


                                                Year ended December 31,
                                               -----------------------
                                             2005          2004           2003
                                             ----          ----           ----

                                                (Dollars in thousands)

    Net Sales:
    Specialty Printing & Labeling          $49,977        $51,085       $48,647
    Jordan Specialty Plastics              156,593        147,665       125,974
    Jordan Auto Aftermarket                119,171        141,862       144,874
    Kinetek                                337,524        313,867       278,309
    Consumer and Industrial Products        66,220         68,800        69,127
                                          --------       --------      --------
       Total                              $729,485       $723,279      $666,931
                                          ========       ========      ========

    Operating Income (1):
    Specialty Printing & Labeling           $3,379         $1,689        $3,663
    Jordan Specialty Plastics                2,662          9,832         5,482
    Jordan Auto Aftermarket                (24,101)         3,783         7,266
    Kinetek                                 40,652         34,153        30,048
    Consumer and Industrial Products         (640)          1,919         2,297
                                           -------        -------       -------
       Total                               $21,952        $51,376       $48,756
                                           =======        =======       =======

    Operating Margin (2):
    Specialty Printing & Labeling             6.8%           3.3%          7.5%
    Jordan Specialty Plastics                 1.7%           6.7%          4.4%
    Jordan Auto Aftermarket                 (20.2)%          2.7%          5.0%
    Kinetek                                  12.0%          10.9%         10.8%
    Consumer and Industrial Products         (1.0)%          2.8%          3.3%
    Combined                                  3.0%           7.1%          7.3%

(1) Before corporate overhead of $(34,096), $(5,996), and $5,959 for the years ended December 31, 2005, 2004, and 2003, respectively. Certain amounts in the prior year have been reclassified to conform with the current year presentation.

(2)  Operating margin is operating income divided by net sales.

Consolidated Operating Results.  (See Consolidated Statements of Operations).
-------------------------------

2005 Compared to 2004. Net sales for continuing operations increased $6.2 million, or 0.9%, to $729.5 million for 2005 from $723.3 million for 2004. The increase in sales was primarily due to solid growth at Kinetek and Jordan Specialty Plastics, which grew 7.5% and 6.0%, respectively. These increases were largely offset by a 16.0% decline in the Jordan Automotive Aftermarket segment. The discontinuation of business with a large customer in the Automotive Aftermarket segment represented $18.3 million of the sales decrease and was the primary reason for the precipitous sales decline in this segment. The improved economy helped both the Kinetek and Jordan Specialty Plastics segments but most of the growth in these segments continues to come from the introduction of the new products and market share gains in several niche markets.

Operating income of continuing operations decreased $1.4 million, or 2.3%, to $56.0 million for 2005 from $57.4 million for 2004. Operating income, excluding the impact of the goodwill impairment charges of $24.3 million for 2005 and $3.7 million for 2004, income from the sale of affiliates of $4.4 million for 2005 and $8.0 million for 2004, proceeds from the refinancing of an affiliate of $8.6 million for 2005 and income in 2005 of $14.7 million from the reversal of reserves previously recorded against the receivables from JIR Broadcast and JIR Paging would have decreased $0.5 million to $52.6 million in 2005 compared with similarly adjusted operating income of $53.1 million for 2004.

Operating income in 2005 was positively impacted by the gain on the sale of affiliates of $19,137 (See Note 15) and the proceeds to the Company from the refinancing of an affiliate of $8,584 (See Note 15). 2005 operating income was negatively impacted by goodwill impairment charges of $24,277.

The decrease in operating income, excluding goodwill impairment charges and income from affiliate transactions, was primarily due to decreases at Jordan Auto Aftermarket and Jordan Specialty Plastics. These decreases were mostly offset by increased operating income at Kinetek and to a lesser extent the Specialty Printing and Labeling segment. Raw material inflation continued to challenge product margins at Kinetek and Jordan Specialty Plastics although to a lesser degree than in the prior year. The operating income related to the Jordan Auto Aftermarket climate control product line was adversely impacted by the much lower sales volume described above. The Automotive Aftermarket segment management team worked diligently to reduce the cost structure in the climate control product lines in response to significantly lower sales volume. Operating income for 2005 was also adversely impacted by costs associated with product transitions and plant rationalizations at Kinetek and Jordan Specialty Plastics.

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

Specialty Printing & Labeling. As of December 31, 2005, the Specialty Printing & Labeling group consisted of Valmark, Pamco, and Seaboard.

2005 Compared to 2004. Net sales of continuing operations decreased $1.1 million, or 2.2%, to $50.0 million for 2005 from $51.1 million for 2004. Revenues for the Valmark product line increased 11.3%, while sales of Pamco labels and Seaboard folding box products declined 6.9% and 8.1% respectively for 2005. Sales related to Valmark's membrane switches were up well over last year largely driven by sales in medical equipment and navigation products. Pamco and Seaboard product lines have been negatively impacted by a small number of customers moving a portion of their packaging and end products offshore, which has been only partially offset by the acquisition of several new customers and growth with existing customers.

Operating income from continuing operations increased $1.7 million, or 100%, to $3.4 million for 2005 from $1.7 million for 2004. The increase in operating income is largely due to improved operating margins at Seaboard partially offset by the product margins associated with the loss of a large customer in the printing and labeling market that moved its product source to Asia. Cost savings generated by the 2004 management reorganization and reduction in employment at Valmark also contributed significantly to the increased operating income. In addition, a non-cash pretax goodwill impairment of $3.4 million was less than the prior year goodwill impairment of $3.7 million. Excluding the impact of the goodwill impairment charges for both years, operating income would have increased $1.4 million from 2004 to $6.8 million in 2005.

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

Jordan Specialty Plastics. As of December 31, 2005 the Jordan Specialty Plastics group consisted of Sate-Lite, Beemak, and Deflecto.

2005 Compared to 2004. Net sales increased $8.9 million, or 6.0%, to $156.6 million for 2005 from $147.7 million for 2004. The increased sales were the result of a stronger economy, the introduction of several new products, market share gains, and selling price increases which only partially offset the increase in raw material costs. Increased sales of Office Products, Reflectors and Hardware Products were the largest contributors to the 2005 sales increase. Revenues were up significantly at several of the superstore retailers for both hardware and office products as a result of market share gains and the introduction of several new products. Chairmat sales increased over 16% for 2005 with increased market shares at superstores, distributors, and international distributors. Increased sales of bike related products and safety reflectors for commercial trucks also contributed to the overall sales growth. Sales of certain hardware products to the wholesale distribution channel were negatively impacted by the limited availability of insulation material used in the product. The increased sales of office products continue to be partially offset by lower selling prices of private label office products as super stores migrate to private labeling strategies. JSP was successful in passing along a much greater percentage of the raw material price increases in 2005 as compared with 2004, largely offsetting the carry-over effect of the significant inflation experienced in the second half of 2004.

Operating income decreased $7.2 million, or 72.9%, to $2.7 million for 2005 from $9.8 million for 2004. The customer sales mix and to a lesser extent raw material inflation experienced in 2005 both contributed to the decrease in operating income. In addition, costs incurred in 2005 include expenses associated with the closing of the Niles manufacturing operations and start up costs in Indianapolis associated with the transferred products. Costs associated with other product transitions and business reorganizations were also expensed in 2005 and negatively impacted operating income. JSP recorded expenses of approximately $1.0 million in the second quarter of 2005 primarily due to increased accruals and reserves in foreign operations. The Company continues to pursue cost reduction initiatives and price increases to overcome the increased raw material costs.

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

Jordan Auto Aftermarket. As of December 31, 2005, the Jordan Auto Aftermarket group consisted of Dacco, Alma, and Atco.

2005 Compared to 2004. Net sales decreased $22.7 million, or 16.0%, to $119.2 million for 2005 from $141.9 million for 2004. Alma's discontinuation of business with a large customer in the climate control market represented $18.3 million of the sales decrease and was the primary reason for the precipitous sales decline. Sales of torque converters to original equipment manufacturers decreased only slightly in 2005 as compared with the prior year and were significantly higher in the fourth quarter of 2005 compared with the prior year. Sales of air compressors decreased only slightly as compared with the prior year after excluding the impact of the discontinuation of business with the large retailer as described above. Sales of torque converters to the non-OEM automotive aftermarket declined $3.3 million or 5.8% in 2005 compared with the prior year. The prolific hurricane season and special new car incentive programs from the domestic automotive manufacturers partially drove lower sales of torque converters in the non-OEM aftermarket segment. This decrease was partially offset by the introduction of new torque converter and transmission products and the continued expansion of new DACCO retail distribution centers in targeted locations. Sales of tubing assemblies and fittings for the truck market were up over 30% for 2005 due to a stronger economy and many companies updating their fleets in advance of the new emissions standards set to become effective in 2007.

Operating income decreased $27.9 million to an operating loss of $24.1 million for 2005 from operating income of $3.8 million for 2004. The most significant decrease in operating income was the result of a non-cash pretax goodwill impairment charge of $20.9 million recorded in 2005. Operating income, excluding the impact of the goodwill impairment charge, would have decreased $7.0 million to an operating loss of $3.2 million in 2005 compared with operating income of $3.8 million for 2004.

The sales decline in the torque converter non-OEM aftermarket segment had a significant impact on the decline in operating income specifically due to the high fixed cost nature of the business. In addition, operating income was negatively impacted by a contractual price reduction for a large customer and production inefficiencies resulting from consigned parts shortages in the torque converter business earlier in the year. The operating income related to the climate control product line was adversely impacted by the much lower sales volume described above. Partially in response to the reduced sales volume, management initiated cost reductions through lean manufacturing, headcount reductions and other cost reduction initiatives, positioning the business to pursue growth opportunities. The decreases in operating income for the OE torque converter and climate control segments were nominally offset by increased operating income associated with the sales of tubing assemblies and fittings in the truck market.

2004 Compared to 2003. Net sales decreased $3.0 million, or 2.1%, to $141.9 million for 2004 from $144.9 million for 2003. The decrease was primarily the result of the continued reduction in the volume of transmission repairs due to improved original equipment quality and the implementation of new warranty policies of automotive manufacturers in 2003. This decrease was partially offset by the introduction of new torque converter products in the second half of 2004 as well as the opening of new DACCO retail distribution centers in targeted locations. Continued softness in the climate control market was offset by higher sales volumes to certain large customers in this segment. Sales of tubing assemblies and fittings for the truck market were up significantly for 2004 due to a stronger economy and many companies updating their fleets in advance of the new emissions standards set to become effective in 2007. Selling price increases on certain product lines in the third and fourth quarters of 2004 also partially offset the market softness in both the climate control and torque converter remanufacturing segments.

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

Kinetek. As of December 31, 2005, the Kinetek group consisted of Imperial Group, Merkle-Korff, FIR, Motion Control, Advanced DC and De Sheng.

2005 Compared to 2004. Net sales for continuing operations increased $23.6 million, or 7.5%, to $337.5 million for 2005 from $313.9 million in 2004. The increased net sales were driven by $10.6 million in sales of new products and net gains in market share compared to the prior year. The full year impact of Kinetek's 2004 acquisition of O. Thompson (see Note 19 to "Notes to Consolidated Financial Statements") contributed $5.4 million in higher sales. The net impact of improved markets in Kinetek's principal markets in North America and China, partially offset by weaker markets in Europe, contributed approximately $4.2 million in higher sales. The net impact of price increases and decreases charged to customers added $1.9 million in increased sales. The continued revaluation of the Euro against the dollar during 2005 caused a $1.5 million improvement in sales due to favorable translation impact on Kinetek's European business.

Sales in Kinetek's Motors segment increased to $252.1 million in 2005 from $230.4 million in 2004, a gain of $21.7 million or 9.4%. Sales of subfractional motor products were virtually identical with the prior year, as generally improved markets for Kinetek's main products, the full year impact of an ice crusher first sold to a major appliance customer in 2004, sales of various new products and the impact of general price increases offset losses of share of vending and refrigeration products and price decreases to refrigeration customers. Both the share losses and price decreases were driven by global competition from Kinetek's principal rival in these markets. Sales of fractional and integral motors increased $21.7 million, driven by significant gains in share of the North American market for electric golf car motors and gains in the Chinese elevator motor market. General improvement in Kinetek's North American and Chinese markets, selective price increases passed to customers, and the aforementioned improvement of the Euro all further contributed to the sales increases. These gains were partially offset by weakness in Kinetek's markets in Europe and share losses in those markets.

Sales in Kinetek's Controls segment increased $1.9 million, or 2.3%, to $85.4 million in 2005 from $83.5 million in 2004. The sales growth was driven by the aforementioned full year impact of Kinetek's 2004 acquisition of O. Thompson (see Note 19 to "Notes to Consolidated Financial Statements"), which contributed $5.4 million in higher sales in 2004. The ramp up of Kinetek's recently introduced "I" family of control products added higher sales in the form of higher prices per controller sold in comparison with traditional controller products. These increases were partially offset by a generally weaker market for elevator controllers.

Operating income of continuing operations increased $6.5 million, or 19.0%, to $40.7 million in 2005 from $34.2 million in 2004. Operating income from continuing operations increased to 12.0% of sales in 2005 from 10.9% of sales in 2004. Gross profit increased to $100.6 million (29.8% of net sales), from the prior year level of $99.4 million (31.7% of net sales). The increase in gross profit is a result of the sales increases described earlier, partially offset by a number of factors, the most significant of which is inflation. Over the past two years, Kinetek has experienced severe increases in market prices paid for parts used in the assembly of motors, especially copper, steel and zinc, and increases in the prices of plastic components and freight and transportation associated with rising global oil prices. Gross margin and gross margin as a percentage of sales are also negatively affected by shifts of product mix, as gains in market share reflected in net sales growth are frequently achieved by competing aggressively on price, diluting Kinetek's total margin as a percentage of sales. Selling, general and administrative expenses decreased by $5.4 million, from $56.5 million in 2004 to $51.0 million in 2005. This decrease reflects Kinetek's continued cost reduction activities across its business units; the impact of costs incurred in 2004 associated with the relocation of operations of the Grand Rapids, MI, Des Plaines, IL and Oakwood Village, OH facilities; the capitalization of certain costs in 2005 for development of software that is central to Kinetek's "I" family of elevator control products, and to a reduction of $1.2 million of charges for corporate overhead under the Transition Agreement.

2004 Compared to 2003. Net sales increased $35.6 million, or 12.8%, to $313.9 million for 2004 from $278.3 million in 2003. The increased sales were driven by the introduction of new products and net gains in market share, which contributed approximately $20.0 million, and improvements in Kinetek's principal markets in North America and Europe, which account for approximately $8.4 million in increased sales. The continued revaluation of the Euro against the dollar during 2004 caused a $4.5 million improvement in sales due to the favorable translation impact on Kinetek's European businesses. The acquisition of O Thompson contributed $4.3 million in sales since the acquisition date. The net impact of increases and decreases in selling prices is estimated to reduce sales from the prior year by approximately $1.6 million, reflecting the competitive global market for Kinetek's core products.

Sales in Kinetek's Motors segment increased to $230.4 million in 2004 from $201.7 million in 2003, a gain of $28.7 million, or 14.2%. Subfractional motor sales increased $3.7 million on the strength of an improved market for products used in consumer refrigeration appliances, the partial year impact of a new ice crusher product sold to a major appliance manufacturer, and numerous share gains in smaller product categories. These gains were partly offset by the loss of "value-added subassembly" ice crusher products sold to several key refrigeration customers, for whom Kinetek continues to supply the ice crusher motor. Sales of fractional and integral motors increased $25.0 million on significant gains in market share and the sale of new products used in commercial floor care, and recovery in the markets for material handling and golf car motor products. Kinetek's European markets remained difficult during 2004, with sales down 4.6% from 2003, due to general market conditions and the impact of net share losses. The European sales declines were more than offset by the aforementioned increase in sales due to favorable Euro translation. Sales of Kinetek's products in China have benefited from that country's overall market strength and from share gains in elevator motors as Kinetek expands its market presence geographically.

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

Operating income increased to $4.1 million, or 13.7%, to $34.2 million in 2004 from $30.0 million in 2003. Gross profit increased to $99.4 million (31.7% of net sales), from the prior year level of $94.2 million, (33.9% of net sales). The increase in gross profit is mainly attributable to the increases in sales described above. The impact of higher sales is partly offset by the unfavorable impact of net reductions in selling prices resulting from global market competition (approximately $1.6 million) and higher prices for purchased components and services, particularly steel, copper, zinc, aluminum, and freight. Gross margin as a percentage of sales declined in 2004 due to the impacts of net selling price reductions, purchased cost inflation, and the introduction of certain new products and share gains at competitive margins which are lower than Kinetek's historical average. Selling, general, and administrative expenses increased from $54.4 million in 2003 to $56.5 million. Operating expenses increased modestly in line with the increases in sales, and from costs associated with the relocation of operations of the Grand Rapids, MI, Des Plaines, IL, and Oakwood Village, OH facilities. These increases were offset in part by a one-time charge of $1.0 million in 2003 for excess medical claims incurred by Kinetek's subsidiaries during 2001 and 2002.

Consumer and Industrial Products. As of December 31, 2005, the Consumer and Industrial Products group consisted of Welcome Home LLC and its two divisions, Cape Craftsmen and Welcome Home, and GramTel.

2005 Compared to 2004. Net sales decreased $2.6 million, or 3.8%, to $66.2 million for 2005 from $68.8 million for 2004. Sales for Cape and Welcome Home consolidated decreased 2.8% in 2005 compared with prior year. Comparable store sales at Welcome Home decreased 0.4% in 2005. Cape Craftsman sales to third parties decreased 9.5% in 2005 primarily as a result of increased competition at key accounts and an overall decline in retail sales for the home furnishings segment in which Cape Craftsman participates. Cho-Pat was sold in March of 2005 and represents $1.3 million of the CIP sales decrease in 2005 as compared with prior year.

Operating income decreased $2.6 million to a loss of $0.6 million for 2005 from operating income of $1.9 million for 2004. Merchandise margins decreased at Welcome Home largely due to promotional discounts used to increase sales and reduce inventory. Operating income at Cape Craftsman decreased due to the decline in third party sales.

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

Liquidity and Capital Resources

The Company had negative working capital of $(164.7) million at the end of 2005 compared to approximately $98.9 million at the end of 2004. The negative working capital in 2005 is the result of the reclassification of $270.0 million of Kinetek's Senior Notes from long term to current based on their maturity date. Currently, the Company is contemplating various avenues of refinancing this debt, and management is confident that it will do so prior to the maturity.

The Company has acquired businesses through leveraged buyouts, and, as a result, has significant debt in relation to total capitalization. See "Item 1 - Business." See Note 12 to the Consolidated Financial Statements.

Management expects modest growth in net sales and operating income in 2006. Capital spending levels in 2006 are anticipated to be consistent with 2005 levels and, along with working capital requirements, will be financed internally from operating cash flow. Operating margins and operating cash flow are expected to be favorably impacted by ongoing cost reduction programs, price increases, improved efficiencies and sales growth. Management believes that the Company's cash on hand and anticipated funds from operations in conjunction with opportunistic sales of assets, refinancings or market transactions will be sufficient to cover its working capital, capital expenditures, debt service requirements and other fixed charge obligations for at least the next 12 months.

The Company is, and expects to continue to be, in compliance with the provisions of its Indentures.

None of the subsidiaries require significant amounts of capital spending to sustain their current operations or to achieve projected growth.

Net cash provided by operating activities for the year ended December 31, 2005 was $14.8 million compared to $6.2 million used in operating activities in 2004.

Net cash provided by investing activities for the year ended December 31, 2005 was $25.1 million compared to $26.1 million provided by investing activities in 2004. In 2005, net cash provided by investing activities primarily includes $1.0 million from proceeds of a sale of discontinued operations, $6.6 million from the sale of an affiliate, $1.2 million in proceeds from the sale of Cho-Pat, $9.4 million from sale of an affiliate promissory note and $15.0 million in proceeds from a refinancing transaction executed by an affiliate. This is compared to $6.2 million of proceeds from the sale of discontinued operations and $27.2 million of proceeds from the sale of affiliates in 2004.

Net cash used in financing activities for the year ended December 31, 2005 is $38.0 million compared to $35.3 million used in financing activities in 2004. The increase in cash used in financing activities is primarily due to higher repayments of borrowings under revolving credit facilities and long-term debt in 2005.

The Company and its subsidiaries are party to two credit agreements under which the Company is able to borrow up to $95.0 million, based on the value of certain assets, to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature in 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of December 31, 2005, the Company had approximately $37.7 million of available funds under these arrangements.
(See Note 12 to the consolidated financial statements.)

In conjunction with the Exchange Offer completed by the Company in February 2004 (see discussion below), one of the Company's revolving credit facilities was amended to reduce, over time, the maximum loan commitment under the facility. As of December 31, 2004, the maximum loan commitment under the facility was $75.0 million. As of June 1, 2005, that commitment was reduced to $55.0 million and to $45.0 million as of March 1, 2006 for the remaining life of the agreement. At this time, the Company does not expect the decrease in available funds to have a material impact on its operations.

Both of the Company's credit agreements expire in 2006. If necessary, the Company intends to replace these facilities in 2006. Management is confident such refinancings can be obtained under favorable terms to the Company and Kinetek, however, such terms will be subject to market conditions which may change significantly.

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

As discussed above, one of the Company's revolving credit facilities contains a provision for the step-down in maximum borrowing capacity during 2006. As of March 1, 2006 the Company's maximum borrowings under this agreement decreased from $55.0 million to $45.0 million. This, coupled with the facts that the Company's Kinetek subsidiary has a significant portion of its Senior debt due in 2006, the Company has experienced operating losses in recent years and has used cash in operating activities, has caused the Company's executive management to evaluate various options to improve the Company's liquidity. To this end, the Company has restructured some of its outstanding debt through the Exchange Offer discussed below and in Note 12 to the financial statements and the Modification and Waiver Agreements also discussed below and in Note 12 to the financial statements. The effect of these transactions has been to reduce cash paid for interest in the current year as well as to provide for further reductions in debt maturity payments if certain financial performance is not achieved. In addition, the Company expects improved operating performance in all segments over the prior year. Specifically, new product development and the continued shift of manufacturing to China in the Specialty Plastics and Kinetek groups are expected to improve results. In addition, plans to improve production efficiencies within the Auto Aftermarket Group will increase operating margins. Further, the Company has evaluated its holdings of investments in affiliates (See Note 8) and, when appropriate, will sell certain investments, similar to the sale of the Company's investments in DMS Holdings Inc, Mabis Healthcare Holdings Inc., Flavor and Fragrance Holdings Inc. and JIR Broadcast, Inc. as described in Note 15 to the financial statements. The Company believes that through its efforts discussed above, in conjunction with opportunistic sales of assets, refinancings or market transactions the Company will have sufficient liquidity to meet its obligations in the coming year.

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

The Exchange Offer has been accounted for as a troubled debt restructuring in conformity with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS No. 15). SFAS No. 15 requires that, when there is a modification of terms such as this, if the total debt service of the new debt is less than the carrying amount on the balance sheet of the old debt, the carrying amount should be reduced to the total debt service amount. This reduction resulted in a gain of $2.0 million, which was required by SFAS No. 15 to be offset by fees incurred on the transaction. Fees of $7.5 million which were in excess of the gain were recorded as interest expense during 2004. There will be no interest expense recognized on the Exchange Notes, and the cash interest payments made will be accounted for as a reduction of the carrying amount of the Exchange Notes. During 2005, the reduction in interest expense attributable to this treatment was $22.5 million.

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

On February 18, 2004, certain of the Company's 2009 Debenture note holders entered into a Modification Agreement which provides for a reduction in their stated maturity value and a reduction of their applicable interest rate. The aggregate maturity value of the notes held by the parties to the Modification Agreement is $23.0 million which has been reduced to $6.9 million. The interest rate on these notes has been reduced to a stated rate of 1.61% from 11 3/4%. On April 1, 2004 certain holders of an additional $1.7 million of the Company's 2009 Debentures elected to participate in the Modification Agreement. The maturity value of these notes has been reduced to $0.5 million. The holders of these modified notes retain the right to collect the original maturity value and interest thereon at the original interest rate if the Company meets certain financial tests and ratios including the Available Cash requirements (as defined in the Modification Agreement) and the Fixed Charge Coverage Ratio (as defined in the Indenture to the Exchange Notes). The Available Cash requirements states that the Company must have at least $20 million in cash on hand or available under any credit agreements of the Company or certain subsidiaries (excluding Kinetek) after giving effect to a pro forma payment of the interest on the Debentures at the original interest rate, and that cash availability must have existed for all days since the last interest payment date on the Exchange Notes. The Fixed Charge Coverage Ratio measures the ratio between Consolidated Cash Flow (as defined) and Fixed Charges (as defined) and must have been at least 2.0 to 1 for the twelve month period preceding the payment of any contingent principal or contingent interest. Since entering into the Modification Agreement, the Company has not met the Available Cash requirement or the Fixed Charge Ratio as described above. At this time we can not estimate when and if these targets will be met.

Under the Modification Agreement, the modified 2009 Debentures mature on the earlier of (1) the date that all other 2009 Debenture note holders have been paid in full, (2) the date that is six months after the original maturity date, or (3) the date on which the Company enters into a bankruptcy proceeding.

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

     Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets acquired through business purchases. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is reviewed for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must estimate the fair values of our reporting units, as defined under SFAS 142. Our estimate of the fair value of each of our reporting units was based primarily on projected future operating results and cash flows, and other assumptions. Although we believe our projections and resulting fair values are reasonable, our past projections have not always been achieved. The failure of a reporting unit to achieve projected future operating results and cash flows, or adjustments to other valuation assumptions, could change our estimate of reporting unit fair value, in which case we may be required to record an impairment charge related to goodwill and other indefinite-lived intangible assets.

     Investments in Affiliates

Periodically, we make strategic investments in debt and/or equity securities of affiliated companies. See Note 8 to the consolidated financial statements for details of these investments. These debt and/or equity securities are not currently publicly traded on any major exchange. Either the cost method or equity method of accounting is used to account for these investments depending on the level of the Company's ownership in these affiliates. Each quarter, we review the carrying amount of these investments and record an impairment charge when we believe an investment has experienced a decline in value below its carrying amount that is other than temporary. Annual review of previously recorded impairment charges may result in a reversal of those charges if the Company has substantial evidence that the value of the investment has increased. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005 (in thousands):



                                                     Payments by Period
                      ------------------------------------------------------------------------------
                      Total        2006        2007        2008        2009       2010    Thereafter
                      ------------------------------------------------------------------------------

Long-term debt        $645,225   $316,883   $229,933     $ 2,084    $ 95,015      $ 408    $   902
Interest                95,430     63,978     17,161       9,070       4,474        129        618
Capital leases           7,441      2,174      1,292       3,252         315        408          -
Operating leases        59,065     13,902     11,926      10,236       7,796     10,105      5,100
Pension contributions    1,180      1,180          -           -           -          -          -
                      ------------------------------------------------------------------------------
Total                 $808,341   $398,117   $260,312     $24,642    $107,600    $11,050    $ 6,620
                      ------------------------------------------------------------------------------















Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
         -----------------------------------------------------------

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 2005, the Company had $37.7 million of variable rate debt outstanding. A one percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.4 million. The Company does not believe that its market risk financial instruments on December 31, 2005 would have a material effect on future operations or cash flows.

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholders' deficit.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                                                                       Page No.
                                                                       --------
Report of Independent Registered Public Accounting Firm ...........       41

Consolidated Balance Sheets as of December 31, 2005 and
2004...............................................................       42

Consolidated Statements of Operations for the years ended December
31, 2005, 2004, and 2003...........................................       43

Consolidated Statements of Changes in Shareholders' Deficit for
the years ended December 31, 2005, 2004 and 2003   ................       44

Consolidated Statements of Cash Flows for the years ended
December 31, 2005, 2004,  and 2003.................................       45

Notes to Consolidated Financial Statements.........................       47

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors and Shareholders
Jordan Industries, Inc.

We have audited the accompanying consolidated balance sheets of Jordan Industries, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jordan Industries, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Jordan Industries, Inc. will continue as a going concern. As more fully described in
Note 12, the Company has substantial debt maturing within the next year, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     /s/ ERNST & YOUNG LLP


Chicago, Illinois
March 15, 2006

                             JORDAN INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                             December 31,
                                                           ----------------
                                                           2005        2004
                                                           ----        ----

ASSETS
------
Current assets:
  Cash and cash equivalents                              $15,699       $15,412
  Accounts receivable, net of allowance of
  $4,979 and $7,233 in 2005 and 2004, respectively       110,090       109,554
  Inventories                                            124,529       130,033
  Assets of discontinued operations                          728         3,432
  Income tax receivable                                    1,926         3,631
  Investment in and advances to affiliates                23,015             -
  Prepaid expenses and other current assets               10,513        12,363
                                                       ---------      --------
     Total current assets                                286,500       274,425

Property, plant and equipment, net                        79,639        85,036
Investments in and advances to affiliates                 14,044        40,882
Goodwill, net                                            220,514       245,309
Other assets                                              10,670        16,754
                                                       ---------     ---------
  Total Assets                                          $611,367      $662,406
                                                       =========      ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                       $58,159       $62,796
  Accrued liabilities                                     73,215        81,451
  Liabilities of discontinued operations                       -           698
  Current portion of long-term debt                      319,089        27,874
                                                       ---------     ---------
      Total current liabilities                          450,463       172,819

Long-term debt                                           361,673       689,399
Other non-current liabilities                             32,152        25,167
Deferred income taxes                                     14,093        14,255
Minority interest                                          1,377         1,003
Preferred stock of a subsidiary                            2,970         2,744

Shareholders' deficit:
Common stock $.01 par value: authorized - 100,000
  shares; issued and outstanding - 98,501 shares               1             1
Additional paid-in capital                                 2,116         2,116
Accumulated other comprehensive income                     1,542         3,685
Accumulated deficit                                     (255,020)     (248,783)
                                                       ----------     --------
Total shareholders' deficit                             (251,361)     (242,981)
                                                       ----------     --------

  Total Liabilities and Shareholders' Deficit            $611,367     $662,406
                                                         ========     ========

                             See accompanying notes.

                             JORDAN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                   Year ended December 31,
                                                   -----------------------
                                                2005         2004       2003
                                                ----         ----       ----


Net sales                                    $729,485     $723,279    $666,931
Cost of sales, excluding depreciation         517,625      502,368     450,308
Selling, general, and administrative
 expense, excluding depreciation              143,786      151,211     151,986
Depreciation                                   14,382       16,082      20,228
Amortization                                      172          158         497
Goodwill impairment loss                       24,277        3,676         696
Income from sale of affiliates                (12,994)      (7,954)          -
Management fees and other                     (13,811)         366         419
                                              --------    --------      ------
   Operating income                            56,048       57,372      42,797

Other (income) and expenses:
  Interest expense                             54,720       66,048      83,215
  Interest income                                (240)      (2,267)     (1,352)
  (Gain)/loss on sale of subsidiaries            (251)          -          401
  Other, net                                    1,940       (1,508)     (4,371)
                                              --------    ---------   ---------
                                               56,169       62,273      77,893
                                             ---------    ---------    --------
Loss from continuing operations before
 income taxes and minority  interest             (121)      (4,901)    (35,096)
Provision for income taxes                      3,602        2,973       8,436
                                               -------    ---------   ---------
Loss from continuing operations before
 minority interest                            (3,723)      (7,874)     (43,532)
Minority interest                                374          532          193
                                              --------    --------    ---------
Loss from continuing operations               (4,097)      (8,406)     (43,725)
Discontinued Operations:
  Loss from discontinued operations, net of
   tax(See Note 5)                            (3,416)     (10,529)        (942)
  Gain (loss) on sale of discontinued
   operations, net of tax (See Note 5)         1,502       (1,171)       8,190
                                             --------     ---------     ------
                                              (1,914)     (11,700)       7,248
                                             --------     ---------     ------
    Net loss                                 $(6,011)    $(20,106)    $(36,477)
                                             ========    ==========   =========

                             See accompanying notes.

                             JORDAN INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                             (dollars in thousands)


                                          Common Stock
                                          ------------
                                                                                 Accumulated
                                        Number                    Additional        Other
                                         of                        Paid-in      Comprehensive     Accumulated
                                        Shares      Amount         Capital      Income (Loss)       Deficit            Total
                                        ------      ------         -------      -------------       -------            -----

Balance at December 31, 2002            98,501           1             2,116          (11,877)         (191,798)       (201,558)
Non-cash dividends on preferred
 stock of subsidiary                         -           -                 -                -              (193)           (193)
Comprehensive income(loss):
  Translation                                -           -                 -           10,437                 -          10,437
  Minimum pension liability
  adjustment, net of tax                     -           -                 -              428                 -             428
  Net loss                                   -           -                 -                -           (36,477)        (36,477)
                                                                                                                      ----------
Total comprehensive loss                                                                                                (25,612)
                                       -------      ------          --------         ----------       ---------       ----------
Balance at December 31, 2003           98,501            1             2,116            (1,012)        (228,468)       (227,363)
Non-cash dividends on preferred
 stock of subsidiary                         -           -                 -                -              (209)           (209)
Comprehensive income(loss):
  Translation                                -           -                 -            5,463                 -           5,463
  Minimum pension liability
  adjustment, net of tax                     -           -                 -             (766)                -            (766)
  Net loss                                   -           -                 -                -           (20,106)        (20,106)
                                                                                                                      ---------
Total comprehensive loss                                                                                                (15,409)
                                       -------      ------          --------         --------        ----------       ----------
Balance at December 31, 2004            98,501      $    1         $   2,116       $    3,685        $ (248,783)      $(242,981)
Non-cash dividends on preferred
 stock of subsidiary                         -           -                 -                -              (226)           (226)
Comprehensive income(loss):
  Translation                                -           -                 -           (1,386)                -          (1,386)
  Minimum pension liability
  adjustment, net of tax                     -           -                 -             (757)                -            (757)
  Net income                                 -           -                 -                -            (6,011)         (6,011)
                                                                                                                         -------
Total comprehensive loss                                                                                                 (6,768)
                                       -------      ------         ---------           ------         ----------      ----------
Balance at December 31, 2005            98,501      $    1        $    2,116           $1,542         $(255,020)      $(251,361)
                                       =======      ======        ==========           ======         ==========      ==========



                             See accompanying notes.

                             JORDAN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                   Year ended December 31,
                                                   -----------------------
                                                2005         2004       2003
                                                ----         ----       ---

Cash flows from operating activities:
  Net loss                                   $ (6,011)   $(20,106)   $(36,477)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  (Gain)/loss on sale of discontinued
   operation (See Note 5)                      (1,502)      1,171      (8,190)
  Gain on refinancing of affiliate             (8,584)          -           -
  Income from reversal of reserves related
   to sale of affiliate                       (14,727)          -           -
  Gain on sale of affiliates                   (4,410)     (7,954)          -
  (Gain)/loss on sale of subsidiaries            (251)          -         401
  Loss/(gain) on disposal of fixed assets         429        (231)     (3,711)
  Goodwill impairment loss                     24,277       3,676         696
  Amortization of deferred financing
   costs                                        6,451       8,358       6,196
  Depreciation and amortization                14,554      16,240      20,725
  Deferred income taxes                          (269)      5,351       5,881
  Minority interest                               374         532         193
  Non-cash interest expense                     8,269      11,181          26
Changes in operating assets and
liabilities (net of acquisitions and
 dispositions):
  Accounts receivable                            (676)    (16,369)     (3,219)
  Inventories                                   5,472      (7,081)       (507)
  Prepaid expenses and other current
   assets                                       1,618      (3,089)     (1,197)
  Non-current assets                            2,182          13      (4,668)
  Accounts payable and accrued
   liabilities                                (12,355)      7,017       9,390
  Non-current liabilities                        (813)     (1,539)        531
  Net assets of discontinued operations         2,007       9,963       1,707
  Other                                        (1,247)       (952)        111
                                             ---------    --------     -------
Net cash provided by (used in) operating
 activities                                    14,788       6,181     (12,112)

Cash flows from investing activities:
Proceeds from sale of fixed assets                809       1,107       3,845
Capital expenditures                           (8,041)     (8,014)    (10,515)
Acquisitions of subsidiaries                     (955)       (372)          -
Additional purchase price payments                  -           -        (750)
Net proceeds from sale of subsidiaries          1,209           -         678
Net proceeds from sales of discontinued
 operations (See Note 5)                        1,002       6,155       9,400
Net proceeds from sales of affiliates           6,600      27,207           -
Net proceeds from sales of affiliated
 promissory notes                               9,449           -           -
Net proceeds from refinancing by an
 affiliate                                     15,000           -           -
                                             --------     -------    --------
Net cash provided by investing activities      25,073      26,083       2,658


                         (Continued on following page.)

                             JORDAN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (continued)

                                                 Year ended December 31,
                                                 -----------------------
                                             2005          2004           2003
                                             ----          ----           ----

Cash flows from financing activities:
(Payments on) proceeds from  revolving
 credit facilities, net                    (8,811)       (3,042)        11,802
Payment of deferred financing costs            --        (3,942)          (150)
Payment of long-term debt                 (38,191)      (36,918)       (15,441)
Proceeds from other borrowings              9,011         8,583          2,849
                                          -------       -------        -------
Net cash used in financing activities     (37,991)      (35,319)          (940)
Effect of exchange rate changes on
 cash                                      (1,583)        2,950          6,194
                                         ---------       ------        -------
Net increase/(decrease) in cash and
 cash equivalents                             287          (105)        (4,200)
Cash and cash equivalents at beginning
 of year                                   15,412        15,517         19,717
                                          -------      --------       --------
Cash and cash equivalents at end of
 year                                    $ 15,699      $ 15,412       $ 15,517
                                          =======      =========      ========

Supplemental disclosures of cash flow
 information:
   Cash paid during the year for:
        Interest                         $ 61,895     $63,296          $75,831
        Income taxes, net                $  6,968     $ 2,328          $ 5,883
   Non-cash investing activities:
        Capital leases                   $    898     $ 1,404          $   881


                             See accompanying notes.

                             JORDAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

Note 1 - Organization
---------------------

The Company's business is divided into five groups. The Specialty Printing and Labeling group consists of Valmark Industries, Inc. ("Valmark"), Pamco Printed Tape and Label Co., Inc. ("Pamco") and Seaboard Folding Box, Inc. ("Seaboard"). The Jordan Specialty Plastics group consists of Beemak Plastics, Inc. ("Beemak"), Sate-Lite Manufacturing Company ("Sate-Lite"), and Deflecto Corporation ("Deflecto"). The Jordan Auto Aftermarket group consists of Dacco Incorporated ("Dacco"), Alma Products Company ("Alma") and Atco Products ("Atco"). The Kinetek group consists of The Imperial Group("Imperial"), Merkle-Korff Industries, Inc. ("Merkle-Korff"), FIR Group Companies ("FIR"), Motion Control Engineering ("Motion Control"), Advanced D.C. Motors ("Advanced DC") and Kinetek De Sheng Electric Motor Co., Ltd. ("De Sheng"). The remaining businesses comprise the Company's Consumer and Industrial Products group. This group consists of Welcome Home LLC and its two divisions Cape Craftsmen, Inc. ("Cape") and Welcome Home, Inc. ("Welcome Home"), Cho-Pat, Inc. ("Cho-Pat") (until March 2005), and GramTel Communications, Inc. ("GramTel"). All of the foregoing corporations are collectively referred to herein as the "Subsidiaries", and individually as a "Subsidiary."

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

                Goodwill and Other Long-Lived Assets
                ------------------------------------

Goodwill represents the excess of cost over fair value of identifiable net assets acquired through business purchases. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is reviewed for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must estimate the fair values of our reporting units, as defined under SFAS 142. Our estimate of the fair value of each of our reporting units was based primarily on projected future operating results and cash flows, and other assumptions. Although we believe our projections and resulting fair values are reasonable, our past projections have not always been achieved. The failure of a reporting unit to achieve projected future operating results and cash flows, or adjustments to other valuation assumptions, could change our estimate of reporting unit fair value, in which case we may be required to record an impairment charge related to goodwill and other indefinite-lived intangible assets. See Note 3 for additional details.

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

The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

           Machinery and equipment              3-10 years
           Buildings and improvements           5-35 years
           Furniture and fixtures               3-10 years

           Income taxes
           ------------

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. The Company has not determined the U.S. Federal and State income tax liability on undistributed earnings of foreign subsidiaries to the extent the undistributed earnings are considered to be permanently reinvested ($25,242 at December 31, 2005), as such determination is not practical.

                Deferred Financing Fees
                -----------------------

Deferred financing costs amounting to $6,566 and $13,017 net of accumulated amortization of $60,265 and $53,814 at December 31, 2005 and 2004, respectively, are amortized using the straight-line method, over the terms of the loans or, if shorter, the period such loans are expected to be outstanding. Deferred financing costs are included in "other assets" on the balance sheet.

                Revenue recognition
                -------------------

The Company's revenue is derived primarily from product sales. Revenue is recognized in accordance with the terms of the sale, primarily upon shipment to customers, once the sales price is fixed or determinable, and collectibility is reasonably assured. Estimated discounts and rebates are recorded as a reduction of sales in the same period revenue is recognized. Sales returns and allowances are estimated and recorded based upon historical experience. If actual future sales returns and allowances are higher than past experience, additional accruals may be required. If any significant obligations to the customer with respect to such sale remain to be fulfilled following shipment, typically involving obligations relating to installation and acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled.

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

At December 31, 2005 and 2004 the Company had approximately $23,015 and $21,942, respectively, of investments in Russia and Austria related to unsecured advances including net interest receivables made to two affiliates (see Note 8). In 2006, the Company's investments in Russia and Austria were sold to third parties. All amounts invested by the Company were fully recovered.

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

Adjustments resulting from the translation of foreign currency financial statements are classified as a separate component of shareholders' deficit. The accumulated balance in other comprehensive income pertaining to foreign currency translation was $5,953 and $7,339 as of December 31, 2005 and 2004, respectively.

                Reclassifications
                -----------------

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. In 2004, the non-cash reduction in the Exchange Notes, as a result of troubled debt accounting, in the amount of $19,591 was reclassified from the "accounts payable and accrued liabilities" line in the operating activities section of the Consolidated Statement of Cash Flows to the "payment of long-term debt" line in the financing activities section. In addition, $10,830 of waived interest on the Waived Debentures was reclassified from the "accounts payable and accrued liabilities" line in the Consolidated Statement of Cash Flows to the "non-cash interest expense" line. This reclass was entirely within the operating activities section of the Consolidated Statement of Cash Flow. Both reclassifications were made to more accurately classify the nature of these transactions consistently with 2005 presentation.

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

                New Accounting Pronouncements
                -----------------------------

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51." This interpretation provides guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The Company was required to apply FIN 46 by March 31, 2005 for entities which were created before February 1, 2003. The adoption of FIN 46 was immediate for variable interest entities created after January 31, 2003. The Company has not created any significant variable interest entities since January 31, 2003. The Company has evaluated its interests in entities created before February 1, 2003 and has determined that FIN 46 is not applicable.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections ("FAS 154"), a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements ("FAS 3"). FAS 154 replaces the provisions of FAS 3 with respect to reporting accounting changes in interim financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. The Company does not expect FAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

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

The Company determines the fair value of each reporting unit using a discounted cash flow approach taking into consideration projections based on the individual characteristics of the reporting units, historical trends and market multiples for comparable businesses. The Company is required to complete impairment reviews of its subsidiaries on at least an annual basis. In the fourth quarter of 2005, the annual impairment review resulted in a non-cash pre-tax charge of $3,415 related to Seaboard, which is part of the Specialty Printing and Labeling group and $13,086 at Alma and $7,776 at Dacco, which are part of the Jordan Auto Aftermarket group. These charges are included in "goodwill impairment loss" in the Company's statement of operations.

The changes in the carrying amount of goodwill by operating segment for the year ended December 31, 2005 were as follows:

                                Specialty       Jordan                                           Consumer &
                                Printing      Specialty      Jordan Auto                        Industrial
                               & Labeling      Plastics      Aftermarket       Kinetek           Products       Consolidated
                               ----------      --------      -----------       -------          ---------       ------------

Balance as of
 January 1, 2004                  $11,436       $37,174         $20,862         $178,100          $328              $247,900

Adjustments                             -          (700)              -                -             -                  (700)

Goodwill impairment                (3,676)            -               -                -             -                (3,676)
loss
Currency translation
 impact                                 -         1,005               -              780             -                 1,785
                                   ------       -------         --------        --------        ------              --------

Balance at
 December 31, 2004                  7,760        37,479          20,862          178,880           328               245,309

Additional Purchase                     -             -               -               81             -                    81
 Price Payments and
 Adjustments

Goodwill impairment                (3,415)            -         (20,862)               -             -               (24,277)
loss
Sale of subsidiary                      -             -               -                -          (328)                 (328)

Currency translation
 impact                                 -           215               -             (486)            -                  (271)
                                   ------       -------         --------        ---------        ------              --------

Balance at
 December 31, 2005                 $4,345       $37,694         $     -         $178,475         $   -              $220,514
                                   ======       =======         ========        ========         ======             ========

Note 4 -Investments in JAAI, JSP, and M&G Holdings
--------------------------------------------------
JAAI
----
During 1999, the Company completed the recapitalization of Jordan Auto Aftermarket, Inc. ("JAAI"). As a result of the recapitalization, certain of the Company's affiliates and JAAI management own substantially all of the JAAI common stock and the Company's investment in JAAI was represented solely by the Cumulative Preferred Stock of JAAI. The JAAI Cumulative Preferred Stock controlled over 97.5% of the combined voting power of JAAI capital stock outstanding and accreted at plus or minus 97.5% of the cumulative JAAI net income or net loss, as the case may be, through the earlier of an Early Redemption Event (as defined) or the fifth anniversary of issuance (unless redemption is prohibited by a JAAI or Company debt covenant).

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

Note 5 - Discontinued Operations
--------------------------------

During 2004, the Company undertook a plan to sell Electrical Design & Control ("ED&C"), a subsidiary of Kinetek and accordingly reflected ED&C as a discontinued operation. On May 2, 2005, the Company sold certain inventory, equipment, intellectual property assets and contracts of ED&C to a third party. The sales price was $0.1 million which was offset by a $0.2 million payment to the buyer to complete those contracts which were not sold. Therefore, the net payment related to the sale was $0.1 million. The Company no longer has any ownership interest in ED&C, however, it will continue to collect on the outstanding receivables which were not sold.

On January 20, 2004, the Company sold certain assets and liabilities of JII Promotions' Ad Specialty and Calendar product lines to a third party for $6,155. Concurrent with the above transaction, the Company agreed to wind down the remaining activities of JII Promotions and to ultimately retain only the pension-related liabilities and various immaterial capital leases. The consolidated financial statements reflect JII Promotions as a discontinued operation for all periods presented. Assets and liabilities of discontinued operations in the condensed consolidated balance sheets represent assets and liabilities of JII Promotions, excluding the retained liabilities discussed above. The Company recorded a loss on the sale of this division of $1,171. There was no tax benefit on the loss on sale or on the loss from operations. JII Promotions had been a part of the Specialty Printing and Labeling segment.

On September 19, 2003, the Company sold the net assets of the School Annual division of JII Promotions to a third party for cash proceeds, net of fees, of $9,400. The Company recognized a gain of $8,190 related to the sale of this division.

Summarized selected financial information for the combined discontinued operations is as follows:

                                          2005         2004         2003
                                          ----         ----         ----

        Revenues                          $1,079       $5,723       $58,291
        Loss from discontinued
         operations                       (3,416)     (10,529)        (942)

The major classes of assets and liabilities of the combined discontinued operations are as follows:

                                                         2005           2004
                                                         ----           ----
        Current assets                                   $  415      $   2,267
        Property, plant and equipment, net                  313          1,134
        Other long-term assets                                -             31
                                                         ------      ----------
           Total assets                                     728          3,432
        Current liabilities                                   -            698
                                                         ------      ----------
           Net assets of discontinued
             operations                                  $  728         $2,734
                                                         ======         ======

Note 6 - Inventories
--------------------

Inventories consist of:

                                           Dec. 31, 2005       Dec. 31, 2004
                                           -------------       -------------
Raw Materials                                  $55,149           $57,453
Work-in-process                                 16,230            13,693
Finished goods                                  53,150            58,887
                                              --------          --------
                                              $124,529          $130,033
                                              ========          ========

Note 7- Property, plant and equipment
-------------------------------------

Property, plant and equipment, at cost, consists of:
                                                 Dec. 31, 2005    Dec. 31, 2004

Land                                                $13,569          $13,666
Machinery and equipment                             142,139          157,833
Buildings and improvements                           37,474           37,785
Furniture and fixtures                               51,013           53,867
                                                   --------         --------
                                                    244,195          263,151

Accumulated depreciation and amortization          (164,556)        (178,115)
                                                   ---------        ---------

                                                   $ 79,639         $ 85,036
                                                   ========         ========

Note 8 - Investments in and advances to affiliates
--------------------------------------------------

As of December 31, 2005 and 2004 the Company had $23,015 and $21,942, respectively, of unsecured advances, including net interest receivable, due from JIR Broadcast, Inc. and JIR Paging, Inc. The Chief Executive Officer of each of these companies was Mr. Quinn the Company's President, COO and director, and its stockholders included Messrs. Jordan, Quinn, Zalaznick and Boucher, who are directors and stockholders of the Company as well as other partners, principals and associates of The Jordan Company who are also stockholders of the Company. These companies are engaged in the development of businesses in Russia and Austria, including the broadcast and paging sectors. In February and March 2006, the Company sold, to a third party, 100% of its investment in JIR Broadcast, Inc. and JIR Paging, Inc.

On May 18, 2005, JIR Paging, Inc. repurchased from the Company its promissory note in the amount of $9,200. The proceeds to the Company were $9,449 and consisted of the principal amount of the note plus accrued and unpaid interest of $249. As discussed above, JIR Paging was subsequently sold in March 2006 to a third party. At closing, the Company received net cash proceeds of $274 for amounts previously invested in JIR Paging. The Company recorded income of $274 in 2005 as a result of reversing reserves previously recorded against the receivable from JIR Paging.

JIR Broadcast, Inc. was sold on February 28, 2006 and resulted in cash proceeds to the Company of $30,250. The proceeds included repayment of amounts previously loaned to, and paid on behalf of, JIR Broadcast of $15,610, accrued interest of $9,187, accrued and unpaid management fees of $1,679, a fee for the termination of the management fee agreement of $3,400, and reimbursement of expenses incurred by the Company during the sale process of $374. Income of $14,453 has been recorded in the Company's financial statements during 2005 related to the JIR Broadcast sale in 2006 due to the reversal of reserves previously recorded by the Company against the loans, interest on its loans, and the recognition of management fee income from JIR Broadcast which was not previously accrued. In 2006, the Company will record income of approximately $5,107 related to the termination of management fee agreement and the collection of previously written off receivables.

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

As of December 31, 2005, 2004 and 2003, the Company had $1,700, $2,452 and $2,162, respectively, of net unsecured advances due from Healthcare Products Holdings, Inc. Healthcare Products Holdings' Chief Executive Officer is Mr. Quinn, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders.

The Company has a 20% limited partnership interest in a partnership that was formed during 2000 for the purpose of making equity investments primarily in datacom/telecom infrastructure and software, e-commerce products and services, and other Internet-related companies. The Company has a $10,000 capital commitment, of which $3,110 was contributed as of December 31, 2005 and 2004. In addition, the Company funded $80 in promissory notes to the partnership during 2004 for working capital needs. The Company is accounting for this investment using the equity method of accounting. The Company and certain stockholders of the Company are also members in the general partner of the partnership. The Company has an agreement with the partnership to provide management services to the partnership for annual fees of 1.25% of total partnership committed capital of $50,000 for 2005 and 2004. One half of 2004 and the entire 2005 management fees were waived by the general partner of JZVP.

Management routinely reviews the realizability of these investments, and when necessary, reserves all or a portion of their value.

See Notes 15 and 16 for additional discussion of affiliated and related party transactions.

Note 9 - Accrued liabilities
-----------------------------

Accrued liabilities consist of:

                                                 Dec. 31, 2005    Dec. 31, 2004
                                                 -------------    -------------

Accrued vacation                                    $2,539           $2,756
Accrued income taxes                                   272            3,552
Accrued other taxes                                  2,435            2,082
Accrued commissions                                  2,224            2,805
Accrued interest payable                            15,893           16,047
Accrued payroll and payroll taxes                    4,368            3,749
Accrued rebates                                      3,636            4,828
Accrued professional fees                            1,465            6,175
Accrued medical & worker's compensation             11,331            9,534
Accrued management fees                              9,652            9,641
Accrued other expenses                              19,400           20,282
                                                   -------         --------
                                                   $73,215          $81,451
                                                   =======          =======

Note 10 - Operating leases
--------------------------

Certain subsidiaries lease land, buildings, and equipment under non-cancelable operating leases.

Total minimum rental commitments under non-cancelable operating leases at December 31, 2005 are:

           2006                 $13,902
           2007                  11,926
           2008                  10,236
           2009                   7,796
           2010                  10,105
        Thereafter                5,100
                                -------
                                $59,065
                                =======

Rental expense amounted to $17,879, $15,751, and $14,929 for 2005, 2004, and
2003, respectively.

Two subsidiaries of Kinetek, Merkle-Korff and Motion Control, in addition to Seaboard, lease certain production, office and warehouse space from related parties. Rent expense, including real estate taxes attributable to these leases, was $1,563, $1,664, and $1,703 for the years ended December 31, 2005, 2004, and 2003, respectively.

Note 11- Benefit plans and pension plans
----------------------------------------

Substantially all of the Company's subsidiaries participate in the JII 401(k) Savings Plan (the "Plan"), a defined-contribution plan for salaried and hourly employees. In order to participate in the Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of his or her before-tax wages into the Plan. In addition to the JII 401(k) Plan, certain subsidiaries have additional defined contribution plans in which employees may participate. The Company made contributions to these plans totaling approximately $1,939, $1,563 and $1,830 for the years ended December 31, 2005, 2004 and 2003, respectively.

FIR, a Kinetek subsidiary located in Italy, provides for a severance liability for all employees at 7.8% of each respective employee's annual salary. In addition, the amount accrued is adjusted each year according to an official index (equivalent to 0.75% of the retail price index). This obligation is payable to employees when they leave the company and approximated $3,007 and $3,358 at December 31, 2005 and 2004, respectively.

The Company has two defined benefit pension plans at Alma and retains one defined benefit pension plan at JII Promotions (see Note 5) that cover substantially all of the employees of those subsidiaries. Due to the shutdown of JII Promotions during 2004, all active employees were terminated as of February 13, 2004 and curtailment accounting was performed as of that date. In addition, settlement accounting was performed as of July 31, 2004 and again as of December 31, 2005 as a result of the large amount of lump sums paid during both years. One-time charges of $558 and $53 were recognized immediately due to the settlement accounting in 2004 and 2005, respectively. The following table sets forth the change in benefit obligations, change in plan assets and net amount recognized as of the measurement dates of December 31, 2005 and 2004.

During the second quarter of 2005, one of the Company's subsidiaries, Alma Products, negotiated and approved certain changes to its retirement plan for hourly employees. The effect of these changes resulted in a one-time curtailment charge of $355 to cost of sales in the financial statement as calculated pursuant to FAS 88.

Pension Plans

The funded status of the defined benefit plans were as follows:

                                                   2005            2004
                                                   ----            ----
Change in Benefit Obligation:

Benefit obligation at beginning of period        $21,131         $20,241

  Service cost                                       732             706
  Interest cost                                    1,298           1,259
  Actuarial loss                                     901           1,367
  Benefits paid                                     (944)         (2,596)
  Settlements                                         18             441
  Curtailments                                         -            (287)
                                                 -------         --------

Benefit obligations at end of period             $23,136         $21,131
                                                 -------         -------

Change in Plan Assets:

Fair value at beginning of year                  $15,391         $14,856

  Actual return on assets                          1,025           1,427
  Contributions received                           2,069           1,704
  Benefits paid                                     (836)           (930)
  Settlements paid                                  (109)         (1,666)
                                                 --------        --------
Fair value at end of year                        $17,540         $15,391
                                                 --------        --------

  Underfunded status of the Plan                  (5,596)         (5,740)
  Unrecognized net actuarial loss                  4,987           4,005
  Unrecognized prior service cost                    188             584
                                                 --------        --------
  Accrued benefit cost                           $  (421)        $(1,151)
                                                 ========        ========

The following table provides amounts recognized in the balance sheet as of December 31:

                                                   Year ended December 31,
                                                   -----------------------
                                                     2005          2004
                                                     ----          ----

  Intangible asset                                 $   188       $   580
  Accumulated other comprehensive loss               4,411         3,563
  Accrued benefit liability                         (5,020)       (5,294)
                                                   --------      --------

  Net amount recognized                            $  (421)      $(1,151)
                                                   ========      ========

The total accumulated benefit obligation for the defined benefit pension plans was $22,558 and $20,619 at December 31, 2005 and 2004, respectively.

The plans' expected long-term rates of return on plan assets range from 7.5% to 8.5% and is based on the aggregate historical returns of the investments that comprise the defined benefit plan portfolio.

The components of net pension costs are as follows:

                                                 Year ended December 31,
                                                 -----------------------
                                             2005         2004        2003
                                             ----         ----        ----

  Service cost                               $732         $ 706        $780
  Interest cost                             1,298         1,259       1,238
  Expected return on plan assets           (1,338)       (1,184)     (1,080)
  Prior service costs recognized               42            59          59
  Recognized net actuarial loss (gain)        198           128         126
                                           ------        ------       ------
  Net periodic benefit cost                $  932        $  968       $1,123
                                           ======        ======       ======

Assumptions used to determine benefit obligations at the end of the year for the defined benefit plans are as follows:

                                             Year ended December 31,
                                             -----------------------
                                             2005               2004
                                             ----               ----

Discount rates                            5.50%-6.00%       6.00%-6.25%
Rates on increase in compensation leve          4.00%       3.00%-4.00%

Assumptions used to determine net costs for the defined benefit plans are as follows:

                                                 Year ended December 31,
                                                 -----------------------
                                              2005        2004        2003
                                              ----        ----        ----

Discount rates                            6.00%-6.25%        6.50%        6.50%
Long-term rates of return on plan assets  7.50%-8.50%  7.50%-8.50%  7.50%-8.50%
Rates of increase in compensation levels        4.00%  3.00%-4.00%  3.00%-4.00%

The Company's strategy is to fund its defined benefit plan obligations. The need for further contributions will be based on changes in the value of plan assets and the movements of interest rates during the year. During the year, management at Alma periodically reviews with its actuaries its investment strategy and funding needs.

The Company's actual pension plan asset allocation, which approximates the target plan allocation, at December 31, 2005 and 2004 by asset category are as follows:

                  Asset Category                Percentage of Plan Assets
           ------------------------------    --------------------------------
                                                  2005             2004
                                                  ----             ----
           Cash and equivalents                    3.9%            1.8%
           Fixed income securities                35.8%           36.4%
           Equity securities                      60.3%           61.8%
                                                 ------          ------
                                                 100.0%          100.0%

The Company's expected contributions related to these pension plans for 2006 are $1,180, and the estimated future benefit payments related to these pension plans are as follows:


                   2006                         $696
                   2007                          702
                   2008                          706
                   2009                          720
                   2010                          750
                   2011-2015                   4,262

Other Post-Retirement Benefit Plans

During 2005, the Company had one retiree health care plan at Alma and during 2004, the Company had one retiree health care plan at Alma and one at JII Promotions (see Note 5) that covered substantially all of the employees of those subsidiaries. The plans provided for certain medical and prescription drug benefits for those individuals that choose to participate in the plans. Due to the shutdown of JII Promotions during 2004, all active participants of the JII Promotions retiree health care plan were terminated and curtailment accounting was performed on this plan as of February 13, 2004. In addition, the plan was subsequently eliminated for all participants, active and retired, as of March 31, 2004. The impact of this change was reflected as a negative plan amendment in 2004, and a SFAS 106 one-time credit of $932 was recognized immediately. As of December 31, 2005, the Company has no remaining liability to the JII Promotions retiree health care plan.

The funded status of the Company's other post-retirement healthcare benefit plan was as follows as of the measurement dates of December 31, 2005 and 2004:

                                                   2005               2004
                                                   ----               ----
Change in Benefit Obligation:

Benefit obligation at beginning of period        $ 3,755            $ 5,312

  Service cost                                       164                147
  Interest cost                                      275                218
  Plan amendments                                    169             (1,916)
  Actuarial loss                                     942              1,262
  Benefits paid                                     (203)              (270)
  Settlements                                       (269)                 -
  Curtailments                                         -               (998)
                                                 --------           --------

Benefit obligations at end of period             $ 4,833             $3,755
                                                 --------           --------

Change in Plan Assets:

Fair value at beginning of year                  $     -            $     -

  Actual return on plan assets                         -                  -
  Employer contributions                             203                270
  Benefits paid                                     (203)              (270)
                                                 --------          ---------
Fair value at end of year                        $     -            $     -
                                                 --------          ---------

  Underfunded status of the plan                  (4,833)            (3,755)
  Unrecognized prior service costs                   161                  -
  Unrecognized net actuarial loss                  1,464                884
                                                 --------          ---------

  Accrued benefit cost                           $(3,208)           $(2,871)
                                                 ========          =========

The following table provides amounts recognized in the balance sheet as of December 31:

                                                       2005           2004
                                                       ----           ----

  Accrued benefit liability                          $(3,208)       $(2,871)
                                                     --------       --------
  Net amount recognized                              $(3,208)       $(2,871)
                                                     ========       ========

The components of net periodic post-retirement benefit costs are as follows:

                                            2005         2004         2003
                                            ----         ----         ----

  Service cost                             $ 164        $ 147        $ 184
  Interest cost                              275          218          359
  Prior service costs recognized               8            -            -
  Recognized net actuarial loss               93           19          192
                                           -----        -----        -----

  Net periodic benefit cost                $ 540        $ 384        $ 735
                                           =====        =====        =====

Assumptions used to determine benefit obligations for the Company's post-retirement benefit plans are as follows:

                                            2005         2004
                                            ----         ----

Discount rate                               6.00%     6.00%-6.25%

Assumptions used to determine net costs for the Company's post-retirement benefit plans are as follows:

                                            2005         2004
                                            ----         ----

Discount rate                               6.25%        6.50%

A 7.7% annual rate of increase for medical and a 9.5% annual rate of increase for prescription drugs in the per capita cost of covered post-retirement benefits was assumed for 2005. The rate was assumed to decrease gradually to 5% for 2014 and remain at that level thereafter.

Increasing or decreasing the health care trend rates by one percentage point each year would have the following effect:

                                        1% Increase    1% Decrease
                                        -----------    -----------
Effect on post-retirement
benefit obligation                         $446           $(394)
Effect on total of service and
interest cost components                   $ 42           $ (37)

Note 12 - Debt
--------------

Long-term debt consists of:
                                                 December 31,     December 31,
                                                     2005             2004
                                                     ----             ----

Revolving Credit Facilities (A)                   $ 37,184         $ 46,001
Bank Term Loans (B)                                 11,147           14,038
Capital lease obligations (C)                        7,441            8,802
Senior Notes (D)                                   523,640          545,604
Senior Subordinated Discount Debentures (D)         94,786           94,886
Subordinated promissory notes (E)                    5,449            6,476
Other                                                1,115            1,466
                                                 ----------       ----------
                                                   680,762          717,273
Less current portion                              (319,089)         (27,874)
                                                 ----------       ----------
                                                  $361,673         $689,399
                                                 ==========       ==========

The components of the senior note balance above consist of the following at carrying value:

           Description                              2005             2004
           -----------                              ----             ----

10.75% Senior Notes (including
 unamortized premium  of $666 for
 2005 and $1,327 for 2004)                        $270,666        $271,327
5% Senior Secured Notes (including
 unamortized discount of $1,433 for
 2005 and $2,358 for 2004)                          13,567          12,642
10% Senior Secured Notes (including
 unamortized discount of $396 for
 2005 and $652 for 2004)                            10,604          10,348
10.375% Series B Senior Notes                       15,219          15,219
10.375% Series D Senior Notes
 (including unamortized discount of
 $78 for 2005 and $127 for 2004)                    12,084          12,035
13% Exchange Notes                                 201,500         224,033
                                                 ----------      ----------
Total                                             $523,640        $545,604
                                                 ==========      ==========

The net amount of amortization of debt discount/premium included in the Company's income statement for the year ended December 31, 2005 was $569 and $587 for the year ended December 31, 2004.

Aggregate maturities of long-term debt at December 31, 2005, excluding unamortized premiums and discounts, are as follows:

              2006                            $318,423
              2007                             233,022
              2008                               5,343
              2009                              95,317
              2010                                 816
              Thereafter                           902
                                             ----------
                                              $653,823

As noted above, 49% of the Company's long-term debt matures within the next year. Currently, the Company is contemplating various avenues of refinancing this debt, and Management is confident that it will do so prior to the maturity.

A. On August 16, 2001, the Company entered into a new Loan and Security Agreement ("JII Agreement") with Congress Financial Corporation ("Congress") and First Union National Bank ("First Union"). The JII Agreement provides for borrowings of up to $110,000 based on the value of certain assets, including inventory, accounts receivable and fixed assets. Interest on borrowings is at the Prime Rate plus an applicable margin, or at the Company's option, the Eurodollar Rate plus an applicable margin (7.6% and 7.1%, respectively, at December 31, 2005). At December 31, 2005, the Company had outstanding borrowings of $20,212, which approximates the carrying value, outstanding letters of credit of $1,531, and excess availability of $18,007. The JII Agreement is secured by the assets of substantially all of the Company's domestic Subsidiaries, excluding Kinetek and its subsidiaries. The JII Agreement expires on August 16, 2006. The Company intends to replace the agreement in 2006. Management is confident such refinancing can be obtained under favorable terms to the Company, however, such terms will be subject to market conditions which may change significantly.

         In conjunction with the Exchange Offer completed by the Company in February 2004 (see discussion below), the JII Agreement was amended to reduce, over time, the maximum loan commitment under the facility. As of December 31, 2004, the maximum loan commitment under the facility was $75,000. As of June 1, 2005, that commitment was reduced to $55,000 as of March 1, 2006 it was reduced to $45,000 through the remaining life of the agreement.

         On December 18, 2001, Kinetek, Inc. entered into a new Loan and Security Agreement ("Kinetek Agreement") with Fleet Bank ("Fleet"). The Kinetek Agreement provides for borrowings of up to $35,000 based on the value of certain assets, including inventory, accounts receivable, machinery and equipment, and real estate. Outstanding borrowings bear interest at a rate of prime plus 1.35% (8.4% at December 31, 2005). Kinetek had $16,972 of outstanding borrowings, which approximates the carrying value, $8,702 of outstanding letters of credit, and $6,118 of excess availability under the Kinetek Agreement at December 31, 2005. Borrowings are secured by the stock and substantially all of the assets of Kinetek. The Kinetek Agreement was renewed and extended during 2005 to its new maturity date of December 18, 2006 or 30 days prior to maturity date of the Senior Notes. The terms of the agreement remain unchanged.

B. Bank term loans consist of a mortgage on the Pamco facility, which bears interest at 6.25% and is due in monthly installments through 2008. The mortgage is secured by the Pamco facility which has a carrying value of $1,992. There are also mortgages on two Deflecto facilities, which bear interest at .25% below the prime rate and are due in 2006 and 2015. The carrying value of these two facilities is $4,231.

         The Company has various bank loans related to one of Kinetek's foreign subsidiaries. These loans are for real estate and working capital needs. These loans bear interest from 5.6% to 6.1% and mature in 2006. Kinetek plans to renew the loans as they mature.

         The Company, through its wholly owned subsidiary GramTel, has a term loan with 1st Source Bank. The balance on this loan was $202, which approximates the carrying value, at December 31, 2005 and bears interest at a rate of 6.58% per year. The term loan matures in 2008.

C. Interest rates on capital leases range from 2.0% to 11.0% and mature in installments through 2010.

         The future minimum lease payments as of December 31, 2005 under capital leases consist of the following:

                2006                                             $2,699
                2007                                              1,634
                2008                                              3,472
                2009                                                370
                2010                                                435
                Thereafter                                            -
                                                                      -
                                                                -------
                  Total                                           8,610
                Less amount representing interest                (1,169)
                                                                --------
                Present value of future minimum lease
                 payments                                        $7,441
                                                                ========

         The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 2005.

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

         On February 18, 2004, the Company completed an Exchange Offer, whereby it exchanged $173,334 of new Senior Notes (the "Exchange Notes") for $104,781 of 2007 Seniors and $142,838 of New 2007 Seniors (collectively, "Old Senior Notes"). The Exchange Notes were co-issued by JII Holdings LLC, a wholly owned subsidiary of the Company, and its wholly owned subsidiary, JII Holdings Finance Corporation. The Exchange Notes bear interest at 13% per annum which is payable semi annually on February 1 and August 1 of each year, and mature on April 1, 2007. The notes that were exchanged bore interest at 10 3/8% per annum and paid interest semi annually on February 1 and August 1. The remaining Old Senior Notes have a fair value of approximately $16,429 at December 31, 2005 and mature on August 1, 2007. The fair value of the Exchange Notes was approximately $150,800 at December 31, 2005. The fair value was calculated using the Old Senior Notes' and Exchange Notes' respective December 31, 2005 market prices multiplied by the respective face amounts.

         The Exchange Offer has been accounted for as a troubled debt restructuring in conformity with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS No. 15). SFAS No. 15 requires that, when there is a modification of terms such as this, if the total debt service of the new debt is less than the carrying amount on the balance sheet of the old debt, the carrying amount should be reduced to the total debt service amount. This reduction resulted in a gain of $2,015 at the time of the Exchange, which was required by SFAS No. 15 to be offset by fees incurred on the transaction. Fees of $7,505, which were in excess of the gain, were recorded as interest expense during 2004. There will be no interest expense recognized on the Exchange Notes, and the cash interest payments made will be accounted for as a reduction of the carrying amount of the Exchange Notes.

         Kinetek has outstanding $270,000 of 10 3/4% Senior Notes due November 2006 ("Kinetek Notes"). Interest on the Kinetek Notes is payable in arrears on May 15 and November 15. The notes are redeemable at the option of Kinetek, in whole or in part, at any time on or after November 15, 2001. The fair value of the Kinetek Notes at December 31, 2005 was $253,800. The fair value was calculated using the Kinetek Notes' December 31, 2005 market price multiplied by the face amount. The Kinetek Notes are unsecured obligations of Kinetek, Inc.

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

         Between May 29, 2002 and June 5, 2002, the Company repurchased $119,000 principal amount of its 2009 Debentures, for total consideration of $31,360, including expenses. After the purchase, $94,636 principal amount of 2009 Debentures were outstanding. The Company reported a gain of $52,518, net of taxes of $36,364 in the 2002 statement of operations related to this purchase. The fair value of the remaining 2009 Debentures was approximately $18,957 at December 31, 2005. The fair value was calculated using the 2009 Debentures' December 31, 2005 market price multiplied by the face amount.

         In July 1993, the Company issued $133,075 of 11 3/4% Senior Subordinated Discount Debentures ("Discount Debentures") due August 1, 2005. In April 1997, the Company refinanced substantially all of the Discount Debentures and issued the 2009 Debentures. At December 31, 2005, $150 of the Discount Debentures were still outstanding and party to the Waiver Agreement discussed below. As a result of their inclusion in this agreement, the interest and principal payments on the outstanding Discount Debentures are subject to the payment limitations discussed in the following paragraph.

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

         On February 18, 2004, certain of the Company's 2009 Debenture note holders entered into a Modification Agreement which provides for a reduction in their stated maturity value and a reduction of their applicable interest rate. The aggregate maturity value of the notes held by the parties to the Modification Agreement was $22,978 which has been reduced to $6,893. The interest rate on these notes has been reduced to a stated rate of 1.61% from 11 3/4%. On April 1, 2004 certain holders of an additional $1,745 of the Company's 2009 Debentures elected to participate in the Modification Agreement. The maturity value of these notes has been reduced to $524. The holders of these modified notes retain the right to collect the original maturity value and interest thereon at the original interest rate if the Company meets certain financial tests and ratios. Under the terms of the Modification Agreement, the holders of the modified notes retain the right to collect the original maturity value and interest thereon at the original interest rate if the Company meets the Available Cash requirements (as defined in the Modification Agreement) and the Fixed Charge Coverage Ratio (as defined in the Indenture to the Exchange Notes). The Available Cash requirement states that the Company must have at least $20 million in cash on hand or available under any credit agreements of the Company or certain subsidiaries (excluding Kinetek) after giving effect to a pro forma payment of the interest on the Debentures at the original interest rate, and that cash availability must have existed since the last interest payment date on the Exchange Notes. The Fixed Charge Coverage Ratio measures the ratio between Consolidated Cash Flow and Fixed Charges and must have been at least
         2.0 to 1 for the twelve month period preceding the payment of any contingent principal or contingent interest. At no time since entering into the Modification Agreement, has the Company met the Available Cash requirement or the Fixed Charge Coverage Ratio as described above. At this time we can not estimate when and if these targets will be met.

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

E. Subordinated promissory notes payable are due to minority interest shareholders and former shareholders of certain subsidiaries in installments through 2006, and bear interest ranging from 8% to 9%. The loans are unsecured. The approximate carrying value of the promissory notes at December 31, 2005 is $5,449.

         Interest expense includes $6,451, $13,929 and $6,196 of amortization of debt issuance costs for the years ended December 31, 2005, 2004, and 2003, respectively.

Note 13 - Income taxes
----------------------
(Loss) income from continuing operations before income taxes and minority interest is as follows:

                                             Year ended December 31,
                                             -----------------------
                                          2005         2004         2003
                                          ----         ----         ----
         Domestic                      $(10,004)    $(12,314)    $(41,070)
         Foreign                          9,883        7,413        5,974
                                       ---------    ---------    ---------
         Total                         $   (121)    $ (4,901)    $(35,096)
                                       =========    =========    =========

The provision (benefit) for income taxes from continuing operations consists of the following:

                                            Year ended December 31,
                                            -----------------------
                                         2005          2004        2003
                                         ----          ----        ----
Current:
Federal                                $(2,114)      $(5,588)     $    -
Foreign                                  5,031         2,453       1,987
State and Local                            847           757       1,155
                                       --------      --------     -------
                                         3,764        (2,378)      3,142
Deferred:
Federal                                   (171)        3,050       3,893
Foreign                                     42         1,381         466
State and Local                            (33)          920         935
                                       --------      --------     -------
                                          (162)        5,351       5,294
                                       --------      --------     -------
Total                                  $ 3,602       $ 2,973      $8,436
                                       ========      ========     =======

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                December 31,      December 31,
                                                    2005              2004
                                                    ----              ----

Deferred tax liabilities:
Goodwill                                         $ 10,153         $ 10,357
Property, plant and equipment                         644            2,278
Inter company tax gains                             3,133            3,587
Foreign deferred tax liabilities                    3,940            3,897
Other                                                 676              160
                                                  -------         ---------
   Total deferred tax liabilities                $ 18,546         $ 20,279
                                                  =======         =========

Deferred tax assets:
NOL carryforwards                                $ 27,411         $ 39,793
Deferred interest                                  19,485                -
Accrued interest on discount debentures             6,977            6,977
Pension obligation                                  1,087            1,273
Vacation accrual                                      863            1,014
Uniform capitalization of inventory                 2,361            2,540
Allowance for doubtful accounts                     1,402            4,636
Deferred financing fees                               241              315
Intangibles other than goodwill                     3,505            4,061
Medical claims reserve                              2,830            2,844
Accrued commissions and bonuses                     1,687            2,425
Warranty accrual                                      549              756
Inventory reserves                                  2,137            1,405
Restructuring reserve                                 333              372
Interest income                                         -            1,550
Other accrued liabilities                           3,517            6,168
Other                                               1,606            3,048
                                                 ---------        ---------
   Total deferred tax assets                     $ 75,991         $ 79,177
Valuation allowance for deferred tax assets       (71,538)         (73,153)
                                                 ---------        ---------
   Total deferred tax assets                       $4,453         $  6,024
                                                 ---------        ---------
   Net deferred tax liabilities                  $ 14,093         $ 14,255
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

The provision for income taxes from continuing operations differs from the amount of income tax benefit computed by applying the United States federal income tax rate to loss before income taxes. A reconciliation of the differences is as follows:

                                                  Year ended December 31,
                                                  -----------------------
                                               2005        2004        2003
                                               ----        ----        ----

Computed statutory tax (benefit)
 provision                                  $   (42)    $ (1,715)    $(12,284)
(Increase) decrease resulting from:
  Taxable/(non-taxable) income                  922        1,336       (2,168)
  Non-deductible expenses                       693          384          612
  Goodwill impairment loss                    2,722            -            -
  State and local tax, net of federal
   benefit                                      813          463        1,383
  Valuation allowance                        (2,285)      13,633       24,099
  Foreign tax rate differential               1,614         (186)        (540)
  Reserve decrease                           (2,114)      (5,589)           -
  Other items, net                            1,279       (5,353)      (2,666)
                                            --------    ---------    ---------
Provision for income taxes                  $ 3,602     $  2,973     $  8,436
                                            ========    =========    =========

As of December 31, 2005, total consolidated federal net operating loss carryforwards are approximately $62,220 for regular tax purposes, and expire in various years through 2025. A full valuation allowance has been provided against the federal loss carryforwards.

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

On March 24, 2005, the Company sold the assets of Cho-Pat, Inc. ("Cho-Pat") to Cho-Pat's management team for proceeds of $1,209. Cho-Pat is a designer and manufacturer of orthopedic related sports medicine devices and was part of the Consumer and Industrial Products segment. The Company recognized a gain of $251 related to the sale of Cho-Pat.

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

On May 18, 2005, JIR Paging, Inc. repurchased from the Company its promissory note in the amount of $9,200. The proceeds to the Company were $9,449 and consisted of the principal amount of the note plus accrued and unpaid interest since the last interest payment date of $249. JIR Paging was subsequently sold in March 2006 to a third party. At closing, the Company received net cash proceeds of $274 for amounts previously invested in JIR Paging. The Company recorded a gain of $274 in 2005 as a result of reversing reserves previously recorded against the receivable from JIR Paging.

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

On July 29, 2005, Healthcare Products Holdings, Inc. ("HPI"), an affiliate of the Company based on partial common ownership, and its operating subsidiary Hoveround, undertook an independent refinancing of its obligations with several new third party lenders. A portion of the proceeds from the refinancing was used to repay obligations to the Company. The Company received proceeds of $15,000 for payment of notes, accrued interest, accrued and unpaid management fees, amounts previously paid by the Company on behalf of HPI and accrued and unpaid financing fees. Due to previous concerns regarding the collectibility of these amounts the Company had reserved against these receivables leaving an unreserved amount of $7,034. As a result, the Company recorded a gain of $7,966 on the transaction. In the fourth quarter, the Company reversed additional reserves related to HPI resulting in an addition to the previously recorded gain of $618. This gain has been recorded as a component of operating income by the Company due to the fact that the original reserves taken by the Company were charged to operating income. At December 31, 2005, the Company had unreserved amounts due from HPI of $1,700.

JIR Broadcast was sold on February 28, 2006 and resulted in cash proceeds to the Company of $30,250. The proceeds included repayment of amounts previously loaned to and paid on behalf of, JIR Broadcast of $15,610, accrued interest of $9,187, accrued and unpaid management fees of $1,679, a fee for the termination of the management fee agreement of $3,400, and reimbursement of expenses incurred by the Company during the sale process of $374. Income of $14,453 has been recorded in the Company's financial statements during 2005 related to the JIR Broadcast sale due to the reversal of reserves previously recorded by the Company against the loans, interest on its loans, and the recognition of management fee income from JIR Broadcast which was not previously accrued. In 2006, the Company will record income of approximately $5,107 related to the termination of management fee agreement fees received by the Company at the close of the transaction.

Note 16 - Related party transactions
------------------------------------
Transaction Advisory Agreement. Each of the Company's subsidiaries are parties to an advisory agreement with the Company, referred to as the Transaction Advisory Agreement, pursuant to which, such subsidiaries pay to the Company (i) investment banking and sponsorship fees of up to 2.0% of the aggregate consideration paid in connection with acquisitions, joint ventures, minority investments or sales by each such subsidiary of all or substantially all of its or its subsidiaries capital stock, businesses or properties; (ii) financial advisory fees of up to 1.0% of the amount obtained or made available pursuant to any debt, equity or other financing or refinancing involving such subsidiary, in each case, arranged with the assistance of the Company or its affiliates; and
(iii) reimbursement for the Company's out-of-pocket costs in connection with providing such services. Each Transaction Advisory Agreement contains indemnities in favor of the Company and its affiliates, and The Jordan Company and certain of its affiliates, including TJC Management Corporation, in connection with the Transaction Advisory Agreement and such services. The Transaction Advisory Agreement will expire in December 2007, but is automatically renewed after such date for successive one-year terms, unless any party provides written notice of termination 60 days prior to the scheduled renewal date. The Company recorded fees pursuant to the Transaction Advisory Agreement of $0, $73 and $0 for the years 2005, 2004 and 2003, respectively.

TJC Management Consulting Agreement. JII has entered into a consulting services agreement with TJC Management Corporation, an affiliate of The Jordan Company, referred to as the TJC Management Consulting Agreement, pursuant to which the Company will in turn pay to TJC Management Corporation (i) one-half of the investment banking, sponsorship and financing advisory fees paid to the Company pursuant to the Transaction Advisory Agreement, unless otherwise determined by our Board of Directors; (ii) (A) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures and minority investments or sales involving the Company or its other subsidiaries and (B) financial advisory fees of up to one-half of 1.0% of any debt, equity or other financing or refinancing involving the Company or such subsidiaries, in each case, arranged with the assistance of TJC Management Corporation or its affiliates, unless otherwise determined by the Company's Board of Directors; and
(iii) reimbursement for TJC Management Corporation's and The Jordan Company's out-of-pocket costs incurred in connection with such services. The TJC Management Consulting Agreement also contains indemnities in favor of TJC Management Corporation and its affiliates and The Jordan Company and its affiliates in connection with such services. In consideration for these fees, the services of Mr. Jordan and the investment banking, sponsorship and advisory services of TJC Management Corporation will be provided to the Company. The TJC Management Consulting Agreement will expire in December 2007, but is automatically renewed after such date for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. The Company did not pay to TJC Management Corporation or The Jordan Company any fees or cost reimbursements for the years 2005, 2004, and 2003 under this agreement. Approximately, $9,652 and $9,641 of such fees and cost reimbursements are accrued and unpaid under this agreement as of December 31, 2005 and December 31, 2004, respectively.

Service and Fee Agreements. Two companies that are not subsidiaries - Healthcare Products Holdings, Inc. and Staffing Consulting Holdings, Inc., - are parties to service and fee agreements or arrangements with the Company and/or TJC Management Corporation, pursuant to which such companies will pay to the Company and/or TJC Management Corporation (i) investment banking and sponsorship fees of up to 2.0% of the aggregate consideration paid in connection with acquisitions, joint ventures, minority investments or sales by such companies of all or substantially all of their or their subsidiaries' capital stock, businesses or properties; (ii) financial advisory fees of up to 1.0% of any amount obtained or made available pursuant to debt, equity or other financing or refinancing involving such company, in each case, arranged with the Company's assistance or that of its affiliates; (iii) fees based upon a percentage of net EBITDA (as defined) or net sales; and (iv) reimbursement for the Company's and/or TJC Management Corporation's out of pocket costs in connection with providing such services. These fee agreements or arrangements contain indemnities in favor of the Company and its affiliates, including TJC Management Corporation, in connection with such services. Pursuant to the TJC Management Consulting Agreement, the Company, in turn, will also pay to TJC Management Corporation one-half of such investment banking, sponsorship and financial advisory fees and its portion of such cost reimbursements, unless otherwise determined by the Company's Board of Directors. These fee agreements or arrangements will expire at various times from 2007 through 2009, but are automatically renewed after such date for successive one year terms, unless any party provides written notice of termination 60 days prior to the scheduled renewal date. Pursuant to these services and fee arrangements the Company received approximately $5,378, $6,648, and $338 for the years ended December 31, 2005, 2004 and 2003 respectively, which includes companies no longer under these agreements.

Legal Counsel. Mr. G. Robert Fisher, a director of, and secretary to, the Company, is a partner of Sonnenschein, Nath & Rosenthal LLP. Mr. Steven L. Rist, the general counsel and assistant secretary to the Company, is also a partner of Sonnenschein, Nath & Rosenthal LLP. Mr. Fisher, Mr. Rist and their law firm have represented the Company and The Jordan Company in the past, and expect to continue representing them in the future. Sonnenschein, Nath & Rosenthal LLP was paid approximately $761, $1,215 and $956 in fees and expenses by the Company in 2005, 2004 and 2003, respectively. The Company believes that the fees paid were equivalent to what it would have paid to an unaffiliated third party law firm for similar services.

Note 17 - Preferred Stock
-------------------------
M&G Holdings has $1,500 of senior, non-voting 8.0% cumulative preferred stock outstanding to its minority shareholders. The liquidation value of the preferred stock was $2,970 and $2,744 as of December 31, 2005 and 2004, respectively.

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

Consumer and Industrial Products includes the manufacturing and importing of decorative home furnishing accessories and the specialty retailing of gifts and decorative home accessories by Welcome Home LLC, and the storage of data and access to dedicated Internet connectivity at GramTel.

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


Summary financial information by business segment is as follows:

                                                             Year ended December 31,
                                                             -----------------------
                                                        2005           2004           2003
                                                        ----           ----           ----
Net Sales:
  Specialty Printing and Labeling                     $ 49,977        $ 51,085      $ 48,647
  Jordan Specialty Plastics                            156,593         147,665       125,974
  Jordan Auto Aftermarket                              119,171         141,862       144,874
  Kinetek                                              337,524         313,867       278,309
  Consumer and Industrial Products                      66,220          68,800        69,127
                                                      ---------       ---------     ---------
    Total                                             $729,485        $723,279      $666,931
                                                      =========       =========     =========

Operating income (loss):
  Specialty Printing and Labeling                     $  3,379        $  1,689      $  3,663
  Jordan Specialty Plastics                              2,662           9,832         5,482
  Jordan Auto Aftermarket                              (24,101)          3,783         7,266
  Kinetek                                               40,652          34,153        30,048
  Consumer and Industrial Products                        (640)          1,919         2,297
                                                      ---------       ---------     ---------
    Total business segment operating income             21,952          51,376        48,756
  Corporate (expense)/income                            34,096           5,996        (5,959)
                                                      ---------       ---------     ---------
    Total consolidated operating income               $ 56,048        $ 57,372      $ 42,797
                                                      =========       =========     ==========

Depreciation and Amortization:
  Specialty Printing and Labeling                     $    991        $  1,318      $  1,464
  Jordan Specialty Plastics                              3,339           4,624         5,021
  Jordan Auto Aftermarket                                2,488           2,545         2,289
  Kinetek                                                5,503           5,621         6,890
  Consumer and Industrial Products                       1,470           1,002         1,151
                                                      ---------       ---------     ---------
    Total business segment amortization and
     depreciation                                       13,791          15,110        16,815
  Corporate                                                763           1,130         3,910
                                                      ---------       ---------     ---------
    Total consolidated depreciation
     and amortization                                 $ 14,554        $ 16,240      $ 20,725
                                                      =========       =========     =========

Capital expenditures:
  Specialty Printing and Labeling                     $    134        $    264      $     77
  Jordan Specialty Plastics                              2,406           1,905         2,563
  Jordan Auto Aftermarket                                  636             826         2,511
  Kinetek                                                4,067           3,881         4,063
  Consumer and Industrial Products                         753             837           971
  Corporate                                                 45             301           330
                                                      ---------       ---------     ---------
    Total capital expenditures                        $  8,041        $  8,014      $ 10,515
                                                      =========       =========     =========

                                                               December 31,
                                                               ------------
                                                         2005             2004
                                                         ----             ----
Identifiable assets (end of year):
  Specialty Printing and Labeling                     $ 29,819         $ 34,020
  Jordan Specialty Plastics                            113,403          118,224
  Jordan Auto Aftermarket                               69,312           99,782
  Kinetek                                              363,610          365,746
  Consumer and Industrial Products                      17,725           22,262
                                                      ---------        ---------
   Total consolidated business segment assets          593,869          640,034
  Corporate assets                                      17,498           22,372
                                                      ---------        ---------
   Total consolidated identifiable assets             $611,367         $662,406
                                                      =========        =========

Summary financial information by
 geographic area is as follows:                           Year ended December 31,
                                                          -----------------------
                                                        2005             2004         2003
                                                        ----             ----         ----
Net sales to unaffiliated customers:
United States                                         $621,052         $611,430     $581,838
Foreign                                                108,433          111,849       85,093
                                                      ---------        ---------    ---------
  Total                                               $729,485         $723,279     $666,931
                                                      =========        =========    =========
Identifiable assets (end of year):
United States                                         $490,626         $536,957     $574,268
Foreign                                                120,741          125,449      116,364
                                                      ---------        ---------    ---------
  Total                                               $611,367         $662,406     $690,632
                                                      =========        =========    =========

Note 19 - Acquisition and formation of subsidiaries
---------------------------------------------------
On September 28, 2005, the Company, through its wholly owned subsidiary, Atco, acquired certain assets including inventory and machinery of Coolstar, Inc. for $393 including fees. Coolstar is a manufacturer of evaporators for the automotive climate control market and its operations were fully integrated into Atco.

On March 28, 2005, the Company, through its wholly owned subsidiary, Kinetek, paid in cash the remaining acquisition cost for its September 30, 2004 acquisition of O'Thompson, a New York City-based elevator control company. The total acquisition cost was originally $968 which was subsequently adjusted to $853 during the first quarter of 2005. Of the total acquisition price, $315 was paid through the end of the third quarter in 2004, $57 was paid during the fourth quarter of 2004, and the remaining $562 was paid during the first quarter of 2005. The operating results of O'Thompson are included with those of Kinetek's wholly owned subsidiary, Motion Control.

The above acquisitions have been accounted for as purchases and their operating results have been consolidated with the Company's results since the respective dates of acquisition. Pro forma results of operations, assuming the acquisitions occurred as of the beginning of the prior year, would not differ materially from reported amounts.

Note 20 - Additional Purchase Price Agreements/Deferred Purchase Price
Agreements
----------------------------------------------------------------------
The Company has a contingent purchase price agreement relating to its acquisition of Deflecto in 1998. The agreement is based on Deflecto achieving certain earnings before interest and taxes and is payable on April 30, 2008. If Deflecto is sold prior to April 30, 2008, the agreement is payable 120 days after the transaction.

The Company also had a deferred purchase price agreement relating to its acquisition of Teleflow in July 1999. This agreement was based upon Teleflow achieving certain agreed upon earnings before interest, taxes, depreciation, and amortization for each year through the year ended December 31, 2003. The Company paid $750 and $328 in 2003 and 2002, respectively, related to this agreement. In 2004, the Company and previous management of Teleflow reached an agreement whereby the recipients of the above payments agreed to repay $950 to the Company over time. The final payment in the repayment schedule was made in December 2005. No other amounts are due by either party in connection with this agreement.

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

Note 23 - Quarterly Financial Information (Unaudited)
-----------------------------------------------------

                                                                Three Months Ended

                                     December 31 (3)    September 30 (2)      June 30 (1)       March 31
                                     ---------------    ----------------       ----------       --------
2005:
Net sales                                $177,969           $187,918            $188,145        $175,453
Cost of sales,
 excluding depreciation                   124,733            132,912             134,371         125,609
(Loss) income from
 continuing operations                     (3,932)             5,934               2,061          (8,160)
Net (loss) income                          (3,391)             4,123               2,773          (9,516)

2004:
Net sales                                $176,380           $187,663            $190,827        $168,409
Cost of sales,
 excluding depreciation                   124,879            131,541             131,081         114,867
(Loss) income from
 continuing operations                     (3,406)               665              10,914         (16,579)
Net (loss) income                          (9,600)            (1,100)              8,773         (18,179)

(1) Income from continuing operations for the second quarter of 2005 includes income from the sale of an affiliate of $4,410. Income from continuing operations for the second quarter of 2004 includes income from the sale of affiliates of $7,954.
(2) Income from continuing operations for the third quarter of 2005 includes income from the refinancing of an affiliate for $7,966.

(3) Loss from continuing operations for the fourth quarter of 2005 includes income related to the sale of an affiliate of $14,727 offset by a goodwill impairment loss of $24,277.


Note 24 - Warranties
--------------------
The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company's product warranty accrual during the year are as follows:

                                          2005            2004
                                          ----            ----

Balance, beginning of year              $ 2,315         $ 1,700
Warranties issued                         1,331           1,697
Change in estimate                         (428)              -
Settlements                              (1,596)         (1,082)
                                        --------        --------
Balance, end of year                    $ 1,622         $ 2,315
                                        ========        ========

Note 25 - Research and Development Costs
----------------------------------------
The Company incurred $4,895, $4,818 and $4,190 of research and development costs during 2005, 2004 and 2003, respectively.

Note 26 - Management Discussion of Liquidity
--------------------------------------------
As discussed in Note 12, one of the Company's revolving credit facilities contains a provision for the step-down in maximum borrowing capacity during 2006. As of March 1, 2006, the Company's maximum borrowings under this agreement decreased from $55,000 to $45,000. This, coupled with the facts that the Company has experienced operating losses in recent years and has used cash in operating activities, has caused the Company's executive management to evaluate various options to improve the Company's liquidity. During 2004, the Company has restructured some of its outstanding debt through the Exchange Offer discussed in Note 12 to the financial statements and the Modification and Waiver Agreements also discussed in Note 12 to the financial statements. The effect of these transactions has been to reduce cash paid for interest in the current year as well as to provide for further reductions in debt maturity payments if certain financial performance is not achieved. In addition, the Company expects improved operating performance in all segments over the prior year. Specifically, new product development and the continued shift of manufacturing to China in the Specialty Plastics and Kinetek groups are expected to improve results. In addition, plans to improve production efficiencies within the Auto Aftermarket Group will increase operating margins. Further, the Company has evaluated its holdings of investments in affiliates (See Note 8) and, when appropriate, will sell certain investments, similar to the sale of the Company's investments in DMS Holdings Inc, Mabis Healthcare Holdings Inc., Flavor and Fragrance Holdings Inc. and JIR Broadcast, Inc. as described in Note 15 to the financial statements. The Company believes that through its efforts discussed above, in conjunction with opportunistic sales of assets, refinancings or market transactions, the Company will have sufficient liquidity to meet its obligations in the coming year. As noted, the Company's subsidiary Kinetek has long-term debt that matures within the next year. Currently, the Company is contemplating various avenues of refinancing this debt, and management is confident that it will do so prior to the maturity. If the Company is unable to refinance or enter into a transaction that allows it to pay off this debt, then there is substantial doubt about the Company's ability to continue as a going concern.

Note 27 - Condensed Consolidating Financial Statements
------------------------------------------------------
Pursuant to the Exchange Offer described in Note 12, wholly owned subsidiaries of the Company, JII Holdings LLC and JII Holdings Finance Corporation, issued senior secured notes which have been guaranteed by the Company and certain of the Company's subsidiaries. Each of the subsidiary guarantors is "100% owned" (as defined in Rule 3-10 of Regulation S-X) by the Company, and in all cases, the guarantees are full and unconditional and joint and several. The following condensed consolidating financial information is provided in lieu of separate financial statements for the issuers of these notes.



Year ended December 31, 2005
                                        Jordan         JII         JII                      Non-
                                      Industries     Holdings    Finance    Guarantors   Guarantors   Eliminations   Consolidated
                                      ----------     --------    -------    ----------   ----------   ------------   ------------
Net Sales                              $       -     $      -     $   -     $ 366,315    $ 363,170     $      -      $ 729,485
Cost of sales,
 excluding depreciation                        -            -         -       259,967      257,658            -        517,625
Selling, general, and
 administrative expenses,
 excluding depreciation                   (3,676)          64         -        88,788       58,890         (280)       143,786
Depreciation                                 721            -         -         7,415        6,246            -         14,382
Amortization of
 goodwill and other
 intangibles                                   5            -         -            41          126            -            172
Goodwill impairment loss                       -            -         -        26,727            -       (2,450)        24,277
Income from sale of
 affiliates                              (12,994)           -         -             -            -            -        (12,994)
Management fees and other                (14,592)           -         -         1,765         (984)           -        (13,811)
                                       ---------    ---------    --------   ---------    ---------     --------      ---------
Operating income                          30,536          (64)        -       (18,388)      41,234        2,730         56,048

Other (income) and
 expenses:
    Interest expense                      11,288        2,838         -         4,452       36,142            -         54,720
    Intercompany interest
     (income) expense                     (6,758)     (22,026)        -        21,636        7,147            1              -
    Interest income                          (44)           -         -           (62)        (283)         149           (240)
    Intercompany
     management fee
     (income) expense                     (3,366)      (3,745)        -         3,179        3,932            -              -
    Gain on sale of
     subsidiaries                           (273)           -         -            22            -            -           (251)
    Equity in losses of
     subsidiaries                         32,424       46,876         -             -            -      (79,300)             -
    Other, net                             5,442            -         -           359       (3,857)          (4)         1,940
                                       ---------    ---------    --------   ---------    ---------     --------      ---------
                                          38,713       23,943         -        29,586       43,081      (79,154)        56,169
(Loss) income from
 continuing operations
 before taxes and
 minority interest                        (8,177)     (24,007)        -       (47,974)      (1,847)      81,884           (121)
(Benefit) provision for
 income taxes                             (2,166)           -         -        (2,052)       7,820            -          3,602
                                       ---------    ---------    --------   ---------    ---------     --------      ---------
(Loss) income from
 continuing operations
 before minority interest                 (6,011)     (24,007)        -       (45,922)      (9,667)      81,884         (3,723)

Minority interest                              -            -         -           374            -            -            374
                                       ---------    ---------    --------   ---------    ---------    ---------      ---------
(Loss) income from
 continuing operations                    (6,011)     (24,007)        -       (46,296)      (9,667)      81,884         (4,097)
Discontinued Operations:
 Loss from operations,
   net of tax                                  -            -         -        (2,082)      (1,334)           -         (3,416)
 Gain (loss) on sale of
   operations, net of tax                      -            -         -         1,502            -            -          1,502
                                       ---------    ---------    --------   ---------    ---------    ---------      ---------


Net (loss) income                      $  (6,011)   $ (24,007)    $   -     $ (46,876)   $ (11,001)   $  81,884      $  (6,011)
                                       =========    =========    ========   =========    =========    =========      =========




Year ended December 31, 2004
                                        Jordan         JII         JII                      Non-
                                      Industries     Holdings    Finance    Guarantors   Guarantors   Eliminations   Consolidated
                                      ----------     --------    -------    ----------   ----------   ------------   ------------
Net Sales                             $       -       $    -     $      -    $ 388,280    $ 334,999     $      -      $ 723,279
Cost of sales,
 excluding depreciation                       -            -            -      272,331      230,037            -        502,368
Selling, general, and
 administrative expenses,
 excluding depreciation                   1,947            -            -       84,910       64,354            -        151,211
Depreciation                               (413)           -            -        8,700        7,795            -         16,082
Amortization of
 goodwill and other
 intangibles                                  5            -            -           19          134            -            158
Goodwill impairment loss                      -            -            -        3,676            -            -          3,676
Income from sale of
 affiliates                              (7,954)           -            -            -            -            -         (7,954)
Management fees and other                   365         (375)           -          299           77            -            366
                                      ---------    ---------    ---------    ---------    ---------    ---------      ---------
Operating income                          6,050          375            -       18,345       32,602            -         57,372

Other (income) and
 expenses:
    Interest expense                     15,612        9,871            -        4,609       35,956            -         66,048
    Intercompany interest
     (income) expense                   (11,840)     (20,764)           -       24,444        8,159            1              -
    Interest income                      (2,095)           -            -           (1)        (309)         138         (2,267)
    Intercompany
     management fee
     (income) expense                    (3,762)      (3,229)           -        2,984        4,007            -              -
    Loss on sale of
     subsidiaries                             -            -            -            -            -            -              -
    Equity in losses of
     subsidiaries                        31,777       26,006            -            -            -      (57,783)             -
    Other, net                            5,596            -            -          478       (7,581)          (1)        (1,508)
                                      ---------    ---------    ---------    ---------    ---------    ---------      ---------
                                         35,288       11,884            -       32,514       40,232      (57,645)        62,273
(Loss) income from
 continuing operations
 before taxes and
 minority interest                      (29,238)     (11,509)           -      (14,169)      (7,630)      57,645         (4,901)
(Benefit) provision for
 income taxes                            (5,977)           -            -        2,305        6,645            -          2,973
                                      ---------    ---------    ---------    ---------    ---------    ---------      ---------
(Loss) income from
 continuing operations
 before minority interest               (23,261)     (11,509)           -      (16,474)     (14,275)      57,645         (7,874)

Minority interest                             -            -            -          532            -            -            532
                                      ---------    ---------    ---------    ---------    ---------    ---------      ---------
(Loss) income from
 continuing operations                  (23,261)     (11,509)           -      (17,006)     (14,275)      57,645         (8,406)
Discontinued Operations:
 Loss from operations,
   net of tax                                 -            -            -       (4,674)      (5,855)           -        (10,529)
 Gain (loss) on sale of
   operations, net of tax                 3,155            -            -       (4,326)           -            -         (1,171)
                                      ---------    ---------    ---------    ---------    ---------    ---------      ---------
                                          3,155            -            -       (9,000)      (5,855)           -        (11,700)
                                      ---------    ---------    ---------    ---------    ---------    ---------      ---------

Net (loss) income                     $ (20,106)   $ (11,509)   $       -    $ (26,006)   $ (20,130)   $  57,645      $ (20,106)
                                      =========    =========    =========    =========    =========    =========      =========









Year ended December 31, 2003
                                        Jordan         JII         JII                      Non-
                                      Industries     Holdings    Finance    Guarantors   Guarantors   Eliminations   Consolidated
                                      ----------     --------    -------    ----------   ----------   ------------   ------------
Net Sales                             $       -      $      -    $      -    $ 373,063    $ 293,868    $       -      $ 666,931
Cost of sales, excluding
depreciation                                  -             -           -      255,665      194,643            -        450,308
Selling, general, and
 administrative
 expenses, excluding
 depreciation                             2,708             -           -       87,381       61,897            -        151,986
Depreciation                              1,503             -           -        8,892        9,833            -         20,228
Amortization of
 goodwill and other
 intangibles                                  5             -           -          323          169            -            497
Goodwill impairment loss                      -             -           -          696            -            -            696
Management fees and
 other                                       43             -           -          376            -            -            419
                                      ---------     ---------    --------    ---------    ---------    ---------      ---------
Operating (loss) income                  (4,259)            -           -       19,730       27,326            -         42,797

Other (income) and
 expenses:
    Interest expense                     43,028             -           -        4,906       35,281            -         83,215
    Intercompany
     interest (income)
     expense                             (3,970)      (24,597)          -       24,315        4,251            1              -
    Interest income                      (1,209)            -           -           (1)        (260)         118         (1,352)
    Intercompany
     management fee
     (income) expense                    (2,917)       (4,074)          -        3,321        3,669            1              -
    Loss on sale of
     subsidiaries                             -             -           -          401            -            -            401
    Equity in losses
     of subsidiaries                      5,419        21,268           -            -            -      (26,687)             -
    Other, net                            1,102             -           -          601       (6,073)          (1)        (4,371)
                                      ---------     ---------    --------    ---------    ---------    ---------      ---------
                                         41,453        (7,403)          -       33,543       36,868      (26,568)        77,893
(Loss) income from
 continuing operations
 before taxes and
 minority interest                      (45,712)        7,403           -      (13,813)      (9,542)      26,568        (35,096)
Provision for income
 taxes                                        -             -           -        3,487        4,949            -          8,436
                                      ---------     ---------    --------    ---------    ---------    ---------      ---------
(Loss) income from
 continuing operations
 before minority
 interest                               (45,712)        7,403           -      (17,300)     (14,491)      26,568        (43,532)

Minority interest                             -             -           -          193            -            -            193
                                      ---------     ---------    --------    ---------    ---------    ---------      ---------
(Loss) income from
 continuing operations                  (45,712)        7,403           -      (17,493)     (14,491)      26,568        (43,725)
Discontinued Operations:
 Loss (income) from
 operations, net of
  tax                                         -             -           -       (2,729)       1,787            -           (942)
 Gain (loss) on sale
  of operations, net
  of tax                                  9,235             -           -       (1,045)           -            -          8,190
                                      ---------     ---------    --------    ---------    ---------    ---------      ---------
                                          9,235             -           -       (3,774)       1,787            -          7,248
                                      ---------     ---------    --------    ---------    ---------    ---------      ---------

Net (loss) income                     $ (36,477)    $   7,403    $      -    $ (21,267)   $ (12,704)   $  26,568      $ (36,477)
                                      =========     =========    ========    =========    =========    =========      =========





Balance Sheet as of December 31, 2005
                                        Jordan       JII           JII         Non-
                                      Industries   Holdings      Finance    Guarantors   Guarantors   Eliminations    Consolidated
                                      ----------   --------      -------    ----------   ----------   ------------    ------------
Current assets:
    Cash and equivalents               $   2,135    $       -    $      -    $   1,315    $  12,249     $      -       $  15,699
    Intercompany receivables              38,896      (38,516)          -       (4,364)      16,803      (12,819)              -
    Accounts receivable, net                   -            -           -       41,270       68,820            -         110,090
    Inventories                                -            -           -       67,803       56,726            -         124,529
    Assets of discontinued
     operations                                -            -           -          313          415            -             728
    Income tax receivable                      -            -           -            -        1,926            -           1,926
    Investment in and
     advances to affiliates               23,015            -           -            -            -            -          23,015
    Prepaids and other
     current assets                        2,890            -           -        8,338        4,079       (4,794)         10,513
                                       ---------    ---------    --------    ---------    ---------    ---------       ---------
    Total current assets                  66,936      (38,516)          -      114,675      161,018      (17,613)        286,500

Property, plant and
 equipment, net                            1,045            -           -       42,888       35,706            -          79,639
Investments and advances to
 affiliates                                1,700            -           -            -       12,344            -          14,044
Investments in subsidiaries               55,476      211,890           -            -            -     (267,366)              -
Equity in earnings of
 subsidiaries                           (259,593)    (114,472)          -            -            -      374,065               -
Goodwill, net                                  -            -           -       51,808      181,980      (13,274)        220,514
Intercompany notes
 receivable                               (1,000)     206,345           -            -        1,000     (206,345)              -
Other assets                                 140        3,548           -        2,175        4,807            -          10,670
                                       ---------    ---------    --------    ---------    ---------    ---------       ---------
    Total assets                       $(135,296)   $ 268,795    $      -    $ 211,546    $ 396,855    $(130,533)      $ 611,367
                                       =========    =========    ========    =========    =========    =========       =========

Current liabilities:
    Accounts payable                   $       -    $       -    $      -    $  20,921    $  37,238    $       -       $  58,159
    Accrued liabilities                   27,775        9,389           -       23,845       17,438       (5,232)         73,215
    Intercompany payables                      -            -           -      (10,087)      13,189       (3,102)              -
    Current portion of long
     term debt                               530            -           -       24,598      293,961            -         319,089
                                       ---------    ---------    --------    ---------    ---------    ---------       ---------
    Total current
     liabilities                          28,305        9,389           -       59,277      361,826       (8,334)        450,463

Long term debt                           121,559      201,500           -        7,401       31,213            -         361,673
Other non current
 liabilities                              18,628            -           -        8,321        5,203            -          32,152
Intercompany note payables               (50,424)           -           -      226,596       31,722     (207,894)              -
Deferred income taxes                     (1,653)           -           -      (17,281)      33,027            -          14,093
Minority interest                              -            -           -        1,377            -            -           1,377
Preferred stock of a
 subsidiary                                 (350)           -           -       40,327        2,970      (39,977)          2,970
Shareholders' equity
(deficit)                               (251,361)      57,906           -     (114,472)     (69,106)     125,672        (251,361)
                                       ---------    ---------    --------    ---------    ---------    ---------       ---------
    Total liabilities and
     shareholders deficit              $(135,296)   $ 268,795    $      -    $ 211,546    $ 396,855    $(130,533)      $ 611,367
                                       =========    =========    ========    =========    =========    =========       =========






Balance Sheet as of December 31, 2004
                                        Jordan       JII           JII         Non-
                                      Industries   Holdings      Finance    Guarantors   Guarantors   Eliminations    Consolidated
                                      ----------   --------      -------    ----------   ----------   ------------    ------------
Current assets:
    Cash and equivalents               $   2,152    $       -     $    -     $   1,693    $  11,567    $       -        $  15,412
    Intercompany receivables               9,543      (25,053)         -        (2,245)      14,931        2,824                -
    Accounts receivable, net                   -            -          -        42,656       66,898            -          109,554
    Inventories                                -            -          -        73,883       56,150            -          130,033
    Assets of discontinued
     operations                                -            -          -         1,409        2,023            -            3,432
    Income tax receivable                      -            -          -             -        3,631            -            3,631
    Prepaids and other
     current assets                        4,625            -          -         9,236        4,878       (6,376)          12,363
                                       ---------    ---------    -------     ---------    ---------    ---------        ---------
    Total current assets                  16,320      (25,053)         -       126,632      160,078       (3,552)         274,425

Property, plant and
 equipment, net                            1,721            -          -        45,828       37,487            -           85,036
Investments and advances to
 affiliates                               28,538            -          -             -       12,344            -           40,882
Investments in subsidiaries               52,241      202,512          -             -            -     (254,753)               -
Equity in earnings of
 subsidiaries                           (222,701)     (82,684)         -             -            -      305,385                -
Goodwill, net                                  -            -          -        78,648      182,385      (15,724)         245,309
Intercompany notes
 receivable                               (1,000)     204,871          -             -        1,000     (204,871)               -
Other assets                                 395        6,387          -         3,887        6,085            -           16,754
                                       ---------    ---------    -------     ---------    ---------    ---------        ---------
    Total assets                       $(124,486)   $ 306,033    $     -     $ 254,995    $ 399,379    $(173,515)       $ 662,406
                                       =========    =========    =======     =========    =========    =========        =========

Current liabilities:
    Accounts payable                   $       -    $       -    $     -     $  25,662    $  37,134    $       -        $  62,796
    Accrued liabilities                   37,895        9,389          -        22,662       18,277       (6,772)          81,451
    Liabilities of
     discontinued
     operations                                -            -          -           150          548            -              698
    Intercompany payables                      -            -          -       (15,740)       4,501       11,239                -
    Current portion of long
     term debt                               250            -          -         5,387       22,237            -           27,874
                                       ---------    ---------    -------     ---------    ---------    ---------        ---------
    Total current
     liabilities                          38,145        9,389          -        38,121       82,697        4,467          172,819

Long term debt                           121,890      224,033          -        41,779      301,697            -          689,399
Other non current
 liabilities                              10,830            -          -         8,711        5,626            -           25,167
Intercompany note payables               (50,384)           -          -       223,537       31,722     (204,875)               -
Deferred income taxes                     (1,636)           -          -       (13,497)      29,388            -           14,255
Minority interest                              -            -          -         1,003            -            -            1,003
Preferred stock of a
 subsidiary                                 (350)           -          -        38,025        2,744      (37,675)           2,744
Shareholders' equity
(deficit)                               (242,981)      72,611          -       (82,684)     (54,495)      64,568         (242,981)
                                       ---------    ---------    -------     ---------    ---------    ---------        ---------
    Total liabilities and
     Shareholders' deficit             $(124,486)   $ 306,033    $     -     $ 254,995    $ 399,379    $(173,515)       $ 662,406
                                       =========    =========    =======     =========    =========    =========        =========














Year ended December 31, 2005
                                        Jordan       JII           JII         Non-
                                      Industries   Holdings      Finance    Guarantors   Guarantors   Eliminations    Consolidated
                                      ----------   --------      -------    ----------   ----------   ------------    ------------
Net cash provided by
 operating activities                  $  2,947     $     -      $     -     $  4,937     $  6,904     $       -       $ 14,788

Cash flows from investing
 activities:
    Proceeds from sales of
     fixed assets                             -           -            -          665          144             -            809
    Capital expenditures                    (45)          -            -       (3,483)      (4,513)            -         (8,041)
    Intercompany transfers              (22,533)     22,533            -            -            -             -              -
    Net proceeds from sale
     of discontinued
     operations                           1,002           -            -            -            -             -          1,002
    Net proceeds from sale
     of affiliates                        6,600           -            -            -            -             -          6,600
    Acquisiton of
      subsidiaries                            -           -            -         (393)        (562)            -           (955)
    Net proceeds from sales
     of subsidiaries                      1,209           -            -            -            -             -          1,209
    Net proceeds from sale
     of affiliate
     promissory note                      9,449           -            -            -            -             -          9,449
    Net proceeds from
     refinancing of
     affiliate                           15,000           -            -            -            -             -         15,000
                                       --------    --------      -------     --------     --------     ---------       --------
Net cash provided by (used
 in) investing activities                10,682      22,533            -      (3,211)       (4,931)            -         25,073

Cash flows from financing
 activities:
    (Payments on) proceeds
     from revolving
     credit facility                    (13,546)          -            -           6         4,729             -         (8,811)
    Payment of deferred
     financing costs                          -           -            -           -             -             -              -
    Repayment of long term
     debt                                  (100)    (22,533)           -      (2,631)      (12,927)            -        (38,191)
    Proceeds from other
     borrowings                               -           -            -         521         8,490             -          9,011
                                       --------    --------      -------     --------     --------     ---------       --------
Net cash (used in) provided
  by financing activities               (13,646)    (22,533)           -      (2,104)          292             -        (37,991)

Effect of exchange rate
 changes on cash                              -           -            -           -        (1,583)            -         (1,583)
                                       --------    --------      -------     --------     --------     ---------       --------
Net (decrease) increase in
 cash and equivalents                       (17)          -            -        (378)          682             -            287
Cash and equivalents at
 beginning of year                        2,152           -            -        1,693       11,567             -         15,412
                                       --------    --------      -------     --------     --------     ---------       --------
Cash and equivalents at
 end  of year                          $  2,135    $      -      $     -     $  1,315     $ 12,249     $       -       $ 15,699
                                       ========    ========      =======     ========     ========     =========       ========






Year ended December 31, 2004
                                        Jordan       JII           JII         Non-
                                      Industries   Holdings      Finance    Guarantors   Guarantors   Eliminations    Consolidated
                                      ----------   --------      -------    ----------   ----------   ------------    ------------
Net cash (used in) provided
  by operating activities              $(13,835)    $     -      $    -      $ 23,396     $ (3,380)    $       -       $  6,181

Cash flows from investing
 activities
    Proceeds from sales of
     fixed assets                             -           -           -           487          620             -          1,107
    Capital expenditures                   (115)          -           -        (3,677)      (4,222)            -         (8,014)
    Intercompany transfers              (23,533)     23,533           -             -            -             -              -
    Net proceeds from sale
     of discontinued
     operations                           6,155           -           -             -            -             -          6,155
    Net proceeds from sale
     of affiliates                       27,207           -           -             -            -             -         27,207
    Acquisiton of
      subsidiaries                            -           -           -             -         (372)            -           (372)
    Additional purchase
    price payments                            -           -           -             -            -             -              -
    Proceeds from sales of
     subsidiaries                             -           -           -             -            -             -              -
                                       --------    --------    --------      --------     --------     ---------       --------
Net cash provided by (used
 in) investing activities                 9,714      23,533           -        (3,190)      (3,974)            -         26,083

Cash flows from financing
 activities
    (Payments on) proceeds
     from revolving                           -           -           -       (15,286)      12,244             -         (3,042)
     credit facility
    Payment of deferred
     financing costs                          -      (3,942)          -             -            -             -         (3,942)
    Repayment of long term
     debt                                   (28)    (19,591)          -        (5,465)     (11,834)            -        (36,918)
    Proceeds from other
     borrowings                               -           -           -           500        8,083             -          8,583
                                       --------    --------    --------      --------     --------     ---------       --------
Net cash (used in) provided
  by financing activities                   (28)    (23,533)          -       (20,251)       8,493             -        (35,319)

Effect of exchange rate
 changes on cash                              -           -           -             -        2,950             -          2,950
                                       --------    --------    --------      --------     --------     ---------       --------
Net (decrease) increase in
 cash and equivalents                    (4,149)          -           -           (45)       4,089             -           (105)
Cash and equivalents at
 beginning of year                        6,301           -           -         1,738        7,478             -         15,517
                                       --------    --------    --------      --------     --------     ---------       --------
Cash and equivalents at end
 of year                               $  2,152    $      -    $      -      $  1,693     $ 11,567     $       -       $ 15,412
                                       ========    ========    ========      ========     ========     =========       ========






Year ended December 31, 2003
                                        Jordan       JII           JII         Non-
                                      Industries   Holdings      Finance    Guarantors   Guarantors   Eliminations    Consolidated
                                      ----------   --------      -------    ----------   ----------   ------------    ------------

Net cash (used in) provided
 by operating activities               $(6,998)     $    -       $    -      $  305       $(5,419)     $      -        $(12,112)

Cash flows from investing
 activities
    Proceeds from sales of
     fixed assets                            -           -            -           57        3,788             -           3,845
    Capital expenditures                   (72)          -            -       (5,034)      (5,409)            -         (10,515)
    Acquisitions of
     subsidiaries                            -           -            -            -            -             -               -
    Additional purchase
     price payments                          -           -            -         (750)           -             -            (750)
    Cash acquired in
     purchase of
     subsidiaries                            -           -            -            -            -             -               -
    Proceeds from sales of
     subsidiaries                          678           -            -            -            -             -             678
    Proceeds from sale of
     discontinued
     operations                          9,400           -            -            -            -             -           9,400
    Proceeds from sale of
     affiliates                              -           -            -            -            -             -               -
                                       -------      ------       ------      -------      -------       -------         -------
Net cash provided by (used
 in) investing activities               10,006           -            -       (5,727)      (1,621)            -           2,658

Cash flows from financing
 activities
    Proceeds of debt
     issuance - Kinetek                      -           -            -            -            -             -               -
    Repurchase of 2009
     debentures                              -           -            -            -            -             -               -
    Proceeds from revolving
     credit facility                         -           -            -       11,802            -             -          11,802
    Payment of financing
     fees                                   (8)          -            -         (142)           -             -            (150)
    Repayment of long term
     debt                                  (33)          -            -       (7,495)      (7,913)            -         (15,441)
    Proceeds from other
     borrowings                              -           -            -        1,975          874             -           2,849
                                       -------      ------       ------      -------      -------      --------         --------
Net cash (used in) provided
  by financing activities                  (41)          -            -        6,140       (7,039)            -            (940)

Effect of exchange rate
 changes on cash                             -           -            -            -        6,194             -           6,194
                                       -------      ------       ------      -------      -------      --------         -------
Net increase (decrease) in
 cash and equivalents                    2,967           -            -          718       (7,885)            -          (4,200)
Cash and equivalents at
 beginning of year                       3,334           -            -        1,020       15,363             -          19,717
                                       -------      ------       ------      -------      -------      --------         --------
Cash and equivalents at end
 of year                               $ 6,301      $    -       $    -      $ 1,738      $ 7,478      $      -         $15,517
                                       =======      ======       ======      =======      =======      ========         =======



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

         None.

Item 9A. Controls and Procedures
         -----------------------
Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 ("Exchange Act") promulgated thereunder, we, with the participation of our chairman and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on such evaluation, our chairman and our chief financial officer have concluded that our disclosure controls and procedures were effective as of such time.

Since December 31, 2005, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Item 9B. Other Information
         -----------------
         None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

The following sets forth the names and ages of each of the Company's directors and executive officers and the positions they hold at the Company:

Name                          Age     Position with the Company
----                          ---     -------------------------
John W. Jordan II              58     Chairman of the Board of Directors and
                                      Chief Executive Officer.
Thomas H. Quinn                58     Director, President and Chief Operating
                                      Officer.
Gordon L. Nelson               48     Senior Vice President and Treasurer.
Norman R. Bates                44     Chief Financial Officer, Vice President
                                      and Assistant Secretary.
Joseph S. Steinberg            61     Director.
David W. Zalaznick             50     Director.
Jonathan F. Boucher            49     Director, Vice President and Assistant
                                      Secretary.
G. Robert Fisher               66     Director and Secretary.
Steven L. Rist                 47     General Counsel and Assistant Secretary.
Jesse Clyde Nichols III        66     Director.

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

Mr. Jordan has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since 1988. Mr. Jordan is a managing principal of The Jordan Company, a private merchant banking firm which he founded in 1982. Mr. Jordan is also President of Jordan Zalaznick Advisors, Inc. and TJC Management Corporation, Manager of JZ International, LLC, Managing Partner of Jordan Zalaznick Capital Company and Managing Member of Resolute Fund Partners, LLC. Mr. Jordan is also a director of Sensus Metering Systems, Inc., TAL International Group, Inc. and Kinetek, Inc. as well as other privately held companies.

Mr. Quinn has served as a director, President and Chief Operating Officer of the Company since 1988. From November 1985 to December 1987, Mr. Quinn was a Group Vice President for Baxter International, Inc. ("Baxter"). From September 1970 through 1985, Mr. Quinn was employed by American Hospital Supply Corporation ("American Hospital") in a variety of management capacities, where he was a Group Vice President of the Hospital Group and a corporate officer when American Hospital was acquired by Baxter. Mr. Quinn is also Chairman and a member of the board of directors of a number of privately held companies. He is also a senior principal of The Jordan Company LP.

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

Mr. Steinberg has served as a director of the Company since 1988. Since 1979, Mr. Steinberg has been the President and a director of Leucadia National Corporation, a holding company. He is also a director of White Mountains Insurance Group Limited and Finova Group, Inc. Mr. Steinberg is also Chairman of the Board of Home Fed.

Mr. Zalaznick has served as a director of the Company since June 1997. Since 1982, Mr. Zalaznick has been a managing principal of The Jordan Company. Mr. Zalaznick is also LP and Chief Executive Officer of JZ International, LLC, Managing Member of Resolute Fund Partners, LLC, President of TJC Management Corporation and chairman of Jordan/Zalaznick Advisors, Inc. and President of Jordan/Zalaznick Capital Company. Mr. Zalaznick is a director of Sensus Metering Systems, Inc., TAL International Group, Inc., Marisa Christina, Inc., and Kinetek, Inc. as well as other privately held companies.

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

Mr. Nichols has served as a director since 2005. Mr. Nichols is a private investor and from May 1974 through 2000, he was President of Nichols Industries, Inc. Mr. Nichols is also a director of Leucadia National Corporation, a holding company.

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

Item 11. EXECUTIVE COMPENSATION
         ----------------------
The following table shows the cash compensation paid by the Company, for the three years ended December 31, 2005, for services in all capacities to the Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer of the Company.

                                            Summary Compensation Table

                                                Annual Compensation
                                 ----------------------------------------------
                                                                       Other
Name and Principal Position       Year      Salary         Bonus    Compensation
---------------------------       ----      ------         -----    ------------
John W. Jordan II, Chief
Executive Officer(1)              2005    $       -      $     -      $    -
                                  2004    $       -      $     -      $    -
                                  2003            -            -           -
Thomas H. Quinn, President
and Chief Operating Officer       2005       500,000           -      13,800
                                  2004     1,000,000     825,000      13,800
                                  2003     1,000,000           -      13,800
Norman R. Bates, Chief
Financial Officer                 2005       243,000     100,000           -
                                  2004       223,000      55,000           -
                                  2003             -           -           -


________________________
(1) Mr. Jordan derived his compensation from The Jordan Company for his services to the Company and its subsidiaries. He received no compensation from the Company or its subsidiaries for his services as Chief Executive Officer.

         Employment Agreement. Mr. Quinn has entered into an employment agreement with the Company which provides for his employment as President and Chief Operating Officer of the Company. The employment agreement can be terminated at any time by the Company. His base salary is $1,000,000 per year, and he is provided with a guaranteed bonus of $100,000 per year, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Quinn by any of the subsidiaries or affiliates of The Jordan Company. In 2005, Mr. Quinn, waived $500,000 of his base salary. All provisions of his employment contract remain in force in 2006 and through the termination date of his contract. Under the employment agreement, if Mr. Quinn's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance equal to the greater of $350,000 or the sum of his most recent base annual salary plus $100,000. If employment is terminated for reasons of cause or voluntary termination, no severance payment is made.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The following table furnishes information, as of March 24, 2006, as to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock (ii) each director and executive officer of the Company, and (iii) all officers and directors of the Company as a group.

                                             Amount of Beneficial Ownership
                                             ------------------------------
                                               Number of        Percentage
                                                Shares           Owned(1)
                                                ------           --------
Executive Officers and Directors
John W. Jordan, II (2) (3) (4) (5)            17,772.9119          18.0%
David W. Zalaznick (3) (6)                    19,965.0000          20.3%
Thomas H. Quinn (7)                                0.0000           0.0%
Leucadia Investors, Inc. (3)                   9,969.9999          10.1%
Jonathan F. Boucher                            5,533.8386           5.6%
G. Robert Fisher (4) (8)                         624.3496           0.6%
Joseph S. Steinberg (9)                            0.0000           0.0%
Jesse Clyde Nichols III                            0.0000           0.0%
Norman R. Bates                                    0.0000           0.0%
All directors and officers as a group
(5 persons) (3)                               53,866.1000          54.6%

University of Notre Dame                       8,547.9968           8.7%

______________________

(1) Calculated pursuant to Rule 13d-3 (d) under the Exchange Act. Under Rule 13d-3 (d), shares not outstanding which are subject to options, warrants, and rights of conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentages owned by each other person listed. As of December 31, 2005, there were 98,501.0004 shares of Common Stock issued and outstanding.

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

JIR. As of December 31, 2003, 2004 and 2005 the Company had $18.5 million, $21.9 million and $23.0 million, respectively, of unsecured advances due from JIR Broadcast, Inc. and JIR Paging, Inc. The Chief Executive Officer of each of these companies is Mr. Quinn and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are directors and stockholders of the Company as well as other partners, principals and associates of The Jordan Company who are also stockholders of the Company. These companies are engaged in the development of businesses in Russia and Austria, including the broadcast and paging sectors. In February and March of 2006, the Company sold 100% of their interests in JIR Broadcast and JIR Paging to a third party. The cash proceeds from the sales repaid the net receivables on the Company's books from these entities. Subsequent to the sales, the Company has no amounts due and owing from JIR Broadcast or JIR Paging.

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

Healthcare Products Holdings, Inc. As of December 31, 2003, 2004 and 2005, the Company had $2.2 million, $2.5 million and $1.7 million, respectively, of net unsecured advances due from Healthcare Products Holdings, Inc. Healthcare Products Holdings' Chief Executive Officer is Mr. Quinn, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders.

Transaction Advisory Agreement. Each of the Company's subsidiaries are parties to an advisory agreement with the Company, referred to as the Transaction Advisory Agreement, pursuant to which, such subsidiaries pay to the Company (i) investment banking and sponsorship fees of up to 2.0% of the aggregate consideration paid in connection with acquisitions, joint ventures, minority investments or sales by each such subsidiary of all or substantially all of its or its subsidiaries capital stock, businesses or properties; (ii) financial advisory fees of up to 1.0% of the amount obtained or made available pursuant to any debt, equity or other financing or refinancing involving such subsidiary, in each case, arranged with the assistance of the Company or its affiliates; and
(iii) reimbursement for the Company's out-of-pocket costs in connection with providing such services. Each Transaction Advisory Agreement contains indemnities in favor of the Company and its affiliates, and The Jordan Company and certain of its affiliates, including TJC Management Corporation, in connection with the Transaction Advisory Agreement and such services. The Transaction Advisory Agreement will expire in December 2007, but is automatically renewed after such date for successive one-year terms, unless any party provides written notice of termination 60 days prior to the scheduled renewal date. The Company recorded fees pursuant to the Transaction Advisory Agreement of $0 million, $0.1 million and $0 million for the years 2003, 2004 and 2005, respectively.

TJC Management Consulting Agreement. JII has entered into a consulting services agreement with TJC Management Corporation, an affiliate of The Jordan Company, referred to as the TJC Management Consulting Agreement, pursuant to which the Company will in turn pay to TJC Management Corporation (i) one-half of the investment banking, sponsorship and financing advisory fees paid to the Company pursuant to the Transaction Advisory Agreement, unless otherwise determined by our Board of Directors; (ii) (A) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures and minority investments or sales involving the Company or its other subsidiaries and (B) financial advisory fees of up to one-half of 1.0% of any debt, equity or other financing or refinancing involving the Company or such subsidiaries, in each case, arranged with the assistance of TJC Management Corporation or its affiliates, unless otherwise determined by the Company's Board of Directors; and
(iii) reimbursement for TJC Management Corporation's and The Jordan Company's out-of-pocket costs incurred in connection with such services. The TJC Management Consulting Agreement also contains indemnities in favor of TJC Management Corporation and its affiliates and The Jordan Company and its affiliates in connection with such services. In consideration for these fees, the services of Mr. Jordan and the investment banking, sponsorship and advisory services of TJC Management Corporation will be provided to the Company. The TJC Management Consulting Agreement will expire in December 2007, but is automatically renewed after such date for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. The Company did not pay TJC Management Corporation or The Jordan Company any fees or cost reimbursements for the years 2003, 2004 or 2005 under this agreement. Approximately, $9.7 million of such fees and cost reimbursements are accrued and unpaid under this agreement as of December 31, 2005.

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

JI Properties Services Agreement. The Company's nonrestricted subsidiary, JI Properties, Inc., entered into a services agreement, referred to as the JI Properties Services Agreement, with the Company and each of its other subsidiaries, pursuant to which JI Properties grants to the Company the right to use certain of its assets and provides certain services to the Company and such subsidiaries in connection with the use and/or operation of such assets. Pursuant to the JI Properties Services Agreement, the Company's subsidiaries will be charged the costs incurred in the use and/or operation of such assets used or operated by the Company and their allocable portion of costs associated with owning such assets which are not directly attributable to the operation or use of such assets and their relative revenues as compared with other subsidiaries. The JI Properties Services Agreement will expire in December 2007, but is automatically renewed for successive one year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. None of the Company's subsidiaries paid any fees to JI Properties under the JI Properties Service Agreement for the years 2003, 2004 or 2005.

The Company also allocates overhead, general and administrative charges and expenses among the Company's subsidiaries based on the respective revenues and usage of corporate overhead by its subsidiaries. The Company received approximately $7.1 million, $5.8 million and $4.6 million for the years ended December 31, 2003, 2004 and 2005, respectively, in respect of overhead allocation reimbursement.

Service and Fee Agreements. Two companies that are not subsidiaries - Healthcare Products Holdings, Inc. and Staffing Consulting Holdings, Inc. - are parties to service and fee agreements or arrangements with the Company and/or TJC Management Corporation, pursuant to which such companies will pay to the Company and/or TJC Management Corporation (i) investment banking and sponsorship fees of up to 2.0% of the aggregate consideration paid in connection with acquisitions, joint ventures, minority investments or sales by such companies of all or substantially all of their or their subsidiaries' capital stock, businesses or properties; (ii) financial advisory fees of up to 1.0% of any amount obtained or made available pursuant to debt, equity or other financing or refinancing involving such company, in each case, arranged with the Company's assistance or that of its affiliates; (iii) fees based upon a percentage of net EBITDA (as defined) or net sales; and (iv) reimbursement for the Company's and/or TJC Management Corporation's out of pocket costs in connection with providing such services. These fee agreements or arrangements contain indemnities in favor of the Company and its affiliates, including TJC Management Corporation, in connection with such services. Pursuant to the TJC Management Consulting Agreement, the Company, in turn, will also pay to TJC Management Corporation one-half of such investment banking, sponsorship and financial advisory fees and its portion of such cost reimbursements, unless otherwise determined by the Company's Board of Directors. These fee agreements or arrangements will expire at various times from 2007 through 2009, but are automatically renewed after such date for successive one year terms, unless any party provides written notice of termination 60 days prior to the scheduled renewal date. Pursuant to these services and fee arrangements, the Company received approximately $0.3 million, $6.6 million, and $5.4 million for the years ended December 31, 2003, 2004 and 2005 respectively, which includes companies no longer under these agreements.

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

Legal Counsel. Mr. G. Robert Fisher, a director of, and secretary to, the Company, is a partner of Sonnenschein, Nath & Rosenthal LLP. Mr. Steven L. Rist, the general counsel and assistant secretary to the Company, is also a partner of Sonnenschein, Nath & Rosenthal LLP. Mr. Fisher, Mr. Rist and their law firm have represented the Company and The Jordan Company in the past, and expect to continue representing them in the future. In 2005, Sonnenschein, Nath & Rosenthal LLP was paid approximately $0.8 million in fees and expenses by the Company. The Company believes that the fees paid were equivalent to what it would have paid to an unaffiliated third party law firm for similar services.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for the years ended December 31, 2005 and 2004, and fees billed for other services rendered by Ernst & Young during those periods.

                                       Year Ended December 31,
                                       -----------------------
                                       2005               2004
                                       ----               ----

         Audit                        $1,392             $1,499
         Audit related                    23                123
         Tax                             352                682
                                      -------            -------
            Total                     $1,767             $2,304
                                      =======            =======

                                     Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
         ------------------------------------------


(1)      Financial Statements
         --------------------
         Reference is made to the Index to Consolidated Financial Statements appearing at Item 8, which is incorporated herein by reference.

(2)      Financial Statement Schedule
         ----------------------------
         The following financial statement schedule for the years ended December 31, 2005, 2004, and 2003 is submitted herewith:

         Item                                                    Page Number
         ----                                                    -----------
         Schedule II - Valuation and qualifying accounts              99

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



                                           JORDAN INDUSTRIES, INC.


                                           By   /s/ John W. Jordan II
                                              ---------------------------------
                                              John W. Jordan II
Dated:  March 24, 2006                        Chief Executive Officer

                  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                           By   /s/ John W. Jordan II
                                              ---------------------------------
                                              John W. Jordan, II
Dated:  March 24, 2006                        Chairman of the Board of
                                              Directors and Chief
                                              Executive Officer








                                           By   /s/ Thomas H. Quinn
                                              ---------------------------------
                                              Thomas H. Quinn
Dated:  March 24, 2006                        Director, President and
                                              Chief Operating Officer








                                           By   /s/ Jonathan F. Boucher
                                              ---------------------------------
                                              Jonathan F. Boucher
Dated:  March 24, 2006                        Director, Vice President,
                                              and Assistant Secretary

                                           By   /s/ G. Robert Fisher
                                              ---------------------------------
                                              G. Robert Fisher
Dated:  March 24, 2006                        Director, General Counsel
                                              and Secretary








                                           By   /s/ David W. Zalaznick
                                              ---------------------------------
                                              David W. Zalaznick
Dated:  March 24, 2006                        Director








                                           By   /s/ Joseph S. Steinberg
                                              ---------------------------------
                                              Joseph S. Steinberg
Dated:  March 24, 2006                        Director








                                           By   /s/ Norman R. Bates
                                              ---------------------------------
                                              Norman R. Bates
Dated:  March 24, 2006                        Vice President, Chief
                                              Financial Officer



                                                                                             Schedule II

                                       JORDAN INDUSTRIES, INC.
                                  VALUATION AND QUALIFYING ACCOUNTS
                                       (dollars in thousands)


                                                               Uncollectible
                                                Additions        balances
                                 Balance at     charged to      written off                    Balance
                                 beginning       cost and         net of                      at end of
                                 of period       expenses       recoveries         Other        period
                                 ---------      ----------     -------------       -----      ---------
December 31, 2003:

Allowance for
  doubtful accounts                6,298          2,947           (2,366)            433         7,312

December 31, 2004:

Allowance for
  doubtful accounts                7,312          2,528           (2,695)             88         7,233
December 31, 2005:

Allowance for
  doubtful accounts                7,233          1,336           (3,823)            233         4,979

December 31, 2003:

Valuation allowance
                                  33,863         21,562               -                -        55,425
December 31, 2004:

Valuation allowance
                                  55,425         17,728               -                -        73,153
December 31, 2005:

Valuation allowance               73,153         (1,615)              -                -        71,538



                                  EXHIBIT INDEX
                                  -------------
2(a)(4)       -- Agreement and Plan of Merger between Thos. D. Murphy Company and Shaw-Barton, Inc.
2(b)(5)       -- Asset Purchase Agreement between Alma Piston Company and
                 Alma Products Holdings, Inc. dated as of February 26, 1999.
3(a)(1)       -- Articles of Incorporation of the Registrant.
3(b)(1)       -- By-Laws of the Registrant.
4(a)(8)       -- Series C and Series D 10 3/8% Senior Notes Indenture, dated
                 March 22, 1999, between Jordan Industries, Inc. and U.S. Bank Trust National Association.
4(b)(7)       -- Series A and Series B 10 3/8% Senior Notes Indenture, dated
                 July 25, 1997, between Jordan Industries, Inc. and First
                 Trust National Association, as Trustee.
4(c)(8)       -- First Supplemental Indenture, dated March 9, 1999, between
                 Jordan Industries, Inc. and U.S. Bank & Trust Company f/k/a First Trust National Association, as Trustee, to the 10 3/8% Senior Notes Indenture, dated July 25, 1997.
4(d)(7)       -- Series A and Series B 11 3/4% Senior Subordinated Discount
                 Debentures Indenture, dated April 2, 1997, between Jordan Industries, Inc. and First Trust National Association, as Trustee.
4(e)(7)       -- First Supplemental Indenture, dated as of July 25, 1997, between Jordan Industries, Inc. and First Trust National Association, as Trustee, to the 11 3/4% Senior Subordinated Discount Debentures Indenture, dated as of April 2, 1997.
4(f)(8)       -- Second Supplemental Indenture, dated as of March 9, 1999, between Jordan Industries, Inc. and First Trust National Association, as Trustee, to the 11 3/4% Senior Subordinated Discount Debentures Indenture, dated as of April 2, 1997.
4(g)(8)       -- Global Series D Senior Note.
4(h)(7)       -- Global Series B Senior Note.
4(i)(7)       -- Global Series B Senior Subordinated Discount Debenture.
4(j)(11)      -- Indenture, dated November 7, 1996, between Kinetek, Inc. and
                 Fleet National Bank.
4(k)(12)      -- First Supplemental Indenture, dated December 17, 1997,
                 between Kinetek, Inc. and State Street Bank and Trust
                 Company, as Trustee.
4(l)(12)      -- Indenture, dated December 17, 1997, between Kinetek, Inc.
                 and State Street Bank and Trust Company, as Trustee.
4(m)(13)      -- 5% Indenture, dated as of April 12, 2002, among Kinetek
                 Industries, Inc., U.S. Bank National Association, as Trustee and the Guarantors listed therein.
4(n)(16)      -- 13% Senior Secured Notes Indenture, dated February 18, 2004, by and among JII Holdings, LLC, JII Holdings Finance Corporation, Jordan Industries, Inc. and U.S. Bank National Association, as Trustee.
4(o)(16)      -- 13% Senior Secured Notes issued by JII Holdings, LLC and JII
                 Holdings Finance Corporation (included in Exhibit 4(n)).
10(a)(1)      -- Stockholders Agreement, dated as of June 1, 1988, by and among the Registrant's holders of Common Stock.
10(b)(1)      -- Employment Agreement, dated as of February 25, 1988, between the Registrant and Thomas H. Quinn.
10(c)(1)      -- Restricted Stock Agreement, dated February 25, 1988, between the Registrant and Jonathan F. Boucher.
10(d)(1)      -- Restricted Stock Agreement, dated February 25, 1988, between the Registrant and Jack R. Lowden.
10(e)(1)      -- Restricted Stock Agreement, dated February 25, 1988, between the Registrant and Thomas H. Quinn.
10(f)(1)      -- Stock Purchase Agreement, dated June 1, 1988, between Leucadia
                 Investors, Inc. and John W. Jordan, II.
10(g)(1)      -- Zero Coupon Note, dated June 1, 1988, issued by John W.
                 Jordan, II to Leucadia Investors, Inc.
10(h)(1)      -- Pledge, Security and Assignment Agreement, dated June 1, 1988 by John W. Jordan, II.
10(i)*        -- Amended and Restated Non-Negotiable Subordinated Note, dated as of June 30, 2002, issued by Pamco Printed Tape and Label (f/k/a Pamco Holdings, Inc.) in the initial principal amount of $6,112,501.

10(j)(2,14)   -- Tax Sharing Agreement, dated as of June 29, 1994, among the
                 Company and the subsidiaries signatory thereto.
10(k)(7,2)    -- Properties Services Agreement, dated as of July 25, 1997, between Jordan Industries, Inc. and its subsidiaries.
10(l)(7,2)    -- Transition Agreement, dated as of July 25, 1997,
                 between Jordan Industries, Inc. and Motors & Gears, Inc.
10(m)(7)      -- New TJC Management Consulting Agreement, dated as of July
                 25, 1997, between TJC Management Corp. and Jordan Industries, Inc.
10(n)(7)      -- Termination Agreement, dated as of July 25, 1997, between
                 Jordan Industries, Inc. and its subsidiaries.
10(o)(7,15)   -- Form of Indemnification Agreement between Jordan Industries,
                 Inc. and its subsidiaries and their directors.
10(p)(14)     -- Non-Negotiable Subordinated Note, dated as of February 11,
                 1998, issued by Deflecto (f/k/a Deflecto Holdings, Inc.) in the initial principal amount of $5,000,000.
10(q)(14)     -- Non-Negotiable Subordinated Note, dated as of February 27,
                 1998, issued by Rolite (f/k/a Rolite Holdings, Inc.) in the initial principal amount of $900,000.
10(r)(14)     - Non-Negotiable Subordinated Note, dated as of June 2, 2000, issued by Instachange (f/k/a IDL Holdings Limited) in the initial principal amount of $3,714,285 (Canadian Dollars).
10(s)(2,14)   -- Management Consulting Agreement, dated as of August 10,
                 2001, among JII, Inc. and the subsidiaries signatory thereto.
10(t)(2,14)   -- Transaction Advisory Agreement, dated as of August 10, 2001, among JII, Inc. and the subsidiaries signatory thereto.
10(u)(9)      -- Loan and Security Agreement, dated as of August 16, 2001, among JII, Inc. as borrower, the Company as parent guarantor, the subsidiaries signatory thereto as subsidiary guarantors, Congress Financial Corporation (Central) as agent and First Union Bank as lender.
10(v)(2,14)   -- Intercompany Loan Agreement, dated as of August 16, 2001, among JII, Inc. and the subsidiaries signatory thereto, and accompanying Demand Notes.
10(w)(10)     -- Loan and Security Agreement, dated as of December 18, 2001, among Kinetek Industries, Inc. as borrower, Kinetek, Inc. as parent guarantor, the subsidiaries signatory thereto as borrowers or subsidiary guarantors and Fleet Capital Corporation as agent.
10(x)(10)     -- Management Consulting Agreement, dated as of December 14,
                 2001, among the Company, Motors and Gears Holdings, Inc. and the subsidiaries signatory thereto.
10(y)(10)     -- Transaction Advisory Agreement, dated as of December 14,
                 2001, among the Company, Motors and Gears Holdings, Inc. and the subsidiaries signatory thereto.
10(z)(10)     -- Properties Services Agreement, dated as of December 14,
                 2001, among JI Properties, Inc., Motors and Gears Holdings, Inc. and the subsidiaries signatory thereto.
10(aa)(10)    -- Agreement to Join in the Filing of Consolidated Income Tax
                 Returns, dated as of December 14, 2001, among the Company, Motors and Gears Holdings, Inc. and the subsidiaries signatory thereto.
10(bb)(11)    -- Merkle-Korff Industries, Inc. Non-Negotiable Subordinated
                 Note in the principal aggregate amount of $5,000,000 payable to John D. Simms Revocable Trust Under Agreement.
10(cc)(12)    -- Electrical Design and Control Company, Inc. Non-Negotiable
                 Subordinated Note in the principal aggregate amount of $1,333,333 payable to Tina Levire.

10(dd)(12)    -- Electrical Design and Control Company, Inc. Non-Negotiable
                 Subordinated Note in the principal aggregate amount of $1,333,333 payable to Marta Monson.
10(ee)(12)    -- Electrical Design and Control Company, Inc. Non-Negotiable
                 Subordinated Note in the principal aggregate amount of $1,333,334 payable to Eric Monson.
10(ff)(16)    -- Amendment No. 5 to Loan and Security Agreement, dated as of
                 February 18, 2004 by and among the financial institutions listed on the signature pages thereto, Congress Financial Corporation (Central), as agent for the lenders, and JII LLC.
10(gg)(16)    -- Intercreditor Agreement, dated as of February 18, 2004, by and between U.S. Bank National Association, as Collateral Agent, and Congress Financial Corporation (Central), as Administrative Agent.
10(hh)(16)    -- Waiver Agreement, dated as of January 31, 2004, by and
                 between Jordan Industries, Inc. and the other persons signatory thereto.
10(ii)(16)    -- Modification Agreement, dated as of February 18, 2004, by and among Jordan Industries, Inc. and those holders of Jordan Industries' 11 3/4% Senior Subordinated Discount Debentures due 2009 identified on Schedule A attached thereto, including Addendum thereto dated April 1, 2004.
12*           -- Statements re. Computation of Ratios.
21*           -- Subsidiaries of the Registrant.
31(a)*        -- Certification of John W. Jordan II
31(b)*        -- Certification of Norman R. Bates
32(a)*        -- Certification of John W. Jordan II pursuant to Section 906 of
                 The Sarbanes-Oxley Act of 2002.
32(b)*        -- Certification of Norman R. Bates pursuant to Section 906 of
                 The Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (no. 33-24317)
(2) The Company entered into Inter-company Demand Notes, Inter-company Management Consulting Agreements, Inter-company Transaction Advisory Agreements, Inter-company Properties Services Agreements and Inter-company Tax Sharing Agreements with each subsidiary not a signatory to the agreements incorporated by reference in this report, which are identical in all material respects with the notes and agreements incorporated by reference in this Report. Copies of such additional notes and agreements have therefore not been included as exhibits to this filing, in accordance with Instruction 2 to Item 601 of Regulation S-K.

(3)      Incorporated by reference to the Company's 1988 Form 10-K.
(4)      Incorporated by reference to the Company's 1989 First Quarter
         Form 10-Q.
(5)      Incorporated by reference to the Company's Form 8-K filed
         April 1, 1999.
(6)      Incorporated by reference to the Company's 1990 Third Quarter
         Form 10-Q.
(7) Incorporated by reference to the Company's Registration Statement on Form S-4 (No.333-34529) filed September 9, 1997.
(8) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-77667) filed May 4, 1999.
(9)      Incorporated by reference to the Company's Form 8-K filed
         August 31, 2001.
(10) Incorporated by reference to the 2001 Form 10-K of Kinetek, Inc. filed March 28, 2002.
(11) Incorporated by reference to the 1996 Form S-4 Registration Statement of Kinetek, Inc.
(12) Incorporated by reference to the 1998 Form S-4 Registration Statement of Kinetek, Inc.
(13)     Incorporated by reference to the 8-K of Kinetek, Inc., dated
         May 8, 2002.
(14)     Incorporated by reference to the Company's 2001 Form 10-K.
(15) The form of indemnification agreement was entered into with all of the Company's directors and is identical in all material respects with the form included. Copies of the additional indemnification agreements have therefore not been included as exhibits to this filing, in accordance with Instruction 2 to Item 601 of Regulation S-K.
(16)     Incorporated by reference to the 2004 Form S-4 Registration
         Statement (File No. 333-116554) of Jordan Industries, Inc.

*        Filed herewith.