Form 10-Q
period 2006-03-31
JORDAN INDUSTRIES INC
filed 2006-05-15
CIK 839484

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2006                 Commission File Number 33-24317

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

     Securities registered pursuant to Section 12(b) of the Act:

                      Name of Each Exchange
Title of Each Class    on Which Registered
-------------------   --------------------
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

                                   Yes  X  No
                                       ---    ---

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer       Accelerated Filer       Non-Accelerated Filer  X
                        ---                     ---                         ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

                                   Yes     No  X
                                       ---    ---

     The number of shares outstanding of Registrant's Common Stock as of May 15, 2006: 98,501.0004.

                             JORDAN INDUSTRIES, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information
------------------------------

   Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets at March 31, 2006
         (Unaudited) and December 31, 2005                                 3

      Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2006 and 2005 (Unaudited)            4

      Condensed Consolidated Statements of Cash Flows for
         the Three Months Ended March 31, 2006 and 2005 (Unaudited)        5

      Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                       6

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               18

   Item 3.  Quantitative and Qualitative Disclosures About Market
               Risk                                                        24

   Item 4.  Controls and Procedures                                        24


Part II. Other Information                                                 25
--------------------------

   Item 1.  Legal Proceedings

   Item 1A. Risk Factors

   Item 2.  Unregistered Sales of Equity Securities and Use of
               Proceeds

   Item 3.  Defaults Upon Senior Securities

   Item 4.  Submissions of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits

                             JORDAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                             March 31,    December 31,
                                                                2006         2005
                                                            -----------   ------------
                                                            (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                 $  10,072     $  15,699
   Accounts receivable, net                                    122,372       110,090
   Inventories                                                 135,259       124,529
   Assets of discontinued operations (See Note E)                  391           728
   Income tax receivable                                         1,658         1,926
   Investment in and advances to affiliates                         --        23,015
   Prepaid expenses and other current assets                     8,804        10,513
                                                             ---------     ---------
      Total Current Assets                                     278,556       286,500

Property, plant and equipment, net                              79,578        79,639
Investments in and advances to affiliates                       13,819        14,044
Goodwill, net                                                  220,584       220,514
Other assets                                                     8,619        10,670
                                                             ---------     ---------
      Total Assets                                           $ 601,156     $ 611,367
                                                             =========     =========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                          $  68,819     $  58,159
   Accrued liabilities                                          71,544        73,215
   Current portion of long-term debt                           300,503       319,089
                                                             ---------     ---------
      Total Current Liabilities                                440,866       450,463

Long-term debt, less current portion                           352,769       361,673
Other non-current liabilities                                   34,096        32,152
Deferred income taxes                                           15,080        14,093
Minority interest                                                1,445         1,377
Preferred stock of a subsidiary                                  3,030         2,970
Shareholders' Equity (net capital deficiency):
   Common stock $.01 par value: 100,000 shares
      authorized and 98,501 shares issued and outstanding            1             1
   Additional paid-in capital                                    2,116         2,116
   Accumulated other comprehensive income                        2,488         1,542
   Accumulated deficit                                        (250,735)     (255,020)
                                                             ---------     ---------
      Total Shareholders' Deficit                             (246,130)     (251,361)
                                                             ---------     ---------
      Total Liabilities and Shareholders' Deficit            $ 601,156     $ 611,367
                                                             =========     =========

See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                   THREE MONTHS ENDED
                                                       March 31,
                                                  -------------------
                                                    2006       2005
                                                  --------   --------
Net sales                                         $178,610   $175,453
Cost of sales, excluding depreciation              128,156    126,969
Selling, general and administrative
   expenses, excluding depreciation                 35,768     36,356
Depreciation                                         3,421      3,759
Amortization                                            92         41
Income from sale of affiliates (see Note M)         (4,612)        --
Management fees and other                               35         30
                                                  --------   --------
Operating income                                    15,750      8,298

Other (income) expenses:
   Interest expense                                 13,530     13,636
   Interest income                                     (43)       (57)
   Gain on sale of assets (See Note N)              (6,306)        --
   Gain on sale of subsidiary (See Note K)              --       (251)
   Other                                             1,343         26
                                                  --------   --------
                                                     8,524     13,354
                                                  --------   --------
Income (loss) from continuing operations before
   income taxes and  minority interest               7,226     (5,056)

Provision for income taxes                           2,784      3,038
                                                  --------   --------
Income/(Loss) from continuing operations
   before minority interest                          4,442     (8,094)

Minority interest                                       68         66
                                                  --------   --------
Income/(Loss) from continuing operations             4,374     (8,160)

Discontinued operations:
   Loss from discontinued operations, net
      of tax (See Note E)                              (29)    (1,356)
                                                  --------   --------
Net Income/(Loss)                                 $  4,345   $ (9,516)
                                                  ========   ========

See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                          March  31,
                                                                     -------------------
                                                                       2006       2005
                                                                     --------   --------
Cash flows from operating activities:
   Net income/(loss)                                                 $  4,345   $ (9,516)
     Adjustments to reconcile net income/(loss) to net
       cash used in operating activities:
         Gain on sale of subsidiary (See Note K)                           --       (251)
         Gain on sale of affiliates (See Note M)                       (4,612)        --
         Depreciation and amortization                                  3,495      3,800
         Amortization of deferred financing fees                        1,630      1,613
         Minority interest                                                 68         66
         Non-cash interest expense                                      2,138      2,083
         Deferred income taxes                                          1,606      2,011
         (Gain)/loss on disposal of fixed assets                       (5,924)         8
         Other                                                           (294)        15
         Changes in operating assets and liabilities:
            Increase in current assets                                (21,033)   (12,013)
            Increase in current liabilities                             8,989      3,839
            Increase in non-current assets                             (2,059)      (189)
            (Decrease)/increase in non-current liabilities                (89)        62
         Decrease in net assets of discontinued operations                335        838
                                                                     --------   --------
               Net cash used in operating activities                  (11,405)    (7,634)

Cash flows from investing activities:
      Proceeds from sale of fixed assets                                7,179        166
      Capital expenditures                                             (2,396)    (1,611)
      Acquisition of subsidiary (See Note F)                               --       (481)
      Net proceeds from sale of affiliates (See Note M)                29,565         --
      Net proceeds from sale of subsidiary (See Note K)                    --      1,075
                                                                     --------   --------
               Net cash provided by/(used in) investing activities     34,348       (851)

Cash flows from financing activities:
      (Payment of)/proceeds from revolving credit facilities, net     (20,510)    12,319
      Repayment of long-term debt                                     (10,017)    (9,396)
      Proceeds from other borrowings                                    1,269      2,447
                                                                     --------   --------
               Net cash (used in)/provided by financing activities    (29,258)     5,370

Effect of exchange rate changes on cash                                   688        456
                                                                     --------   --------
Net decrease in cash and cash equivalents                              (5,627)    (2,659)
Cash and cash equivalents at beginning of period                       15,699     15,412
                                                                     --------   --------
Cash and cash equivalents at end of period                           $ 10,072   $ 12,753
                                                                     ========   ========

     See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

A.   Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and are of a normal recurring nature, should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2005, which are included in the Company's Annual Report filed on Form 10-K for such year (the "2005 10-K"). Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B.   Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of Jordan Industries, Inc. and its subsidiaries. Material intercompany transactions and balances are eliminated in consolidation. Operations of certain subsidiaries outside the United States are included for periods ending two months prior to the Company's year-end and interim periods to ensure timely preparation of the condensed consolidated financial statements. Certain amounts in the prior year financial statements have been reclassified to conform to the 2006 presentation.

In 2005, the non-cash reduction in the Exchange Notes, as a result of troubled debt accounting, in the amount of $5,633 was reclassified from the "accounts payable and accrued liabilities" line in the operating activities section of the Consolidated Statement of Cash Flows to the "payment of long-term debt" line in the financing activities section. In addition, $1,949 of waived interest on the Waived Debentures (as defined in the 2005 10-k) was reclassified from the "accounts payable and accrued liabilities" line in the Consolidated Statement of Cash Flows to the "non-cash interest expense" line. This reclass was entirely within the operating activities section of the Consolidated Statement of Cash Flow. Both reclassifications were made to more accurately classify the nature of these transactions consistently with 2006 presentation.

The Company has recorded income tax expense of $2,784 for the three months ended March 31, 2006 primarily attributable to foreign taxes, state taxes and the change in the Company's deferred tax liability. Due to the uncertainty of when the goodwill deferred tax liability will reverse, the Company has not considered any future reversal of the deferred tax liability related to goodwill to support the realization of deferred tax assets. Additionally, the Company continues to maintain a full valuation allowance against its deferred tax assets.

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS 155"). SFAS 155 is an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") and allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact.

C.   Inventories

Inventories are summarized as follows:

                  March 31,   December 31,
                     2006         2005
                  ---------   ------------
Raw materials      $ 59,428     $ 55,149
Work-in-process      17,785       16,230
Finished goods       58,046       53,150
                   --------     --------
                   $135,259     $124,529
                   ========     ========

D.   Comprehensive Income/(Loss)

Total comprehensive income/(loss) for the three months ended March 31, 2006 and 2005 was as follows:

                                 Three Months
                                ended March 31,
                               ----------------
                                2006      2005
                               ------   -------
Net income/(loss)              $4,345   $(9,516)
Foreign currency translation      946       879
                               ------   -------
Comprehensive income/(loss)    $5,291   $(8,637)
                               ======   =======

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

On January 20, 2004, the Company sold certain assets and liabilities of JII Promotions' Ad Specialty and Calendar product lines to a third party for $6,155. Concurrent with the transaction, the Company agreed to wind down the remaining activities of JII Promotions and to ultimately retain only the pension-related liabilities and various immaterial capital leases. The consolidated financial statements for 2005 reflect JII Promotions as a discontinued operation. The Company recorded a loss on the sale of $1,171 in 2004. In the second quarter of 2005, the Company reached a final settlement with the purchasers of JII Promotions which provided additional proceeds to the Company of $1,502, $1,002 of which was paid in cash and $500 of which was evidenced by promissory notes to be paid in 2006 and 2007. The Company received a payment of $300 on March 14, 2006 in accordance with these notes. There was no tax impact on the gain or loss on sale or on the loss from discontinued operations.

Summarized selected financial information for the discontinued operations are as follows:

                                      Three months
                                    ended March 31,
                                    ---------------
                                     2006    2005
                                     ----   ------
Revenues                               --      868
Loss from discontinued operations     (29)  (1,356)

The major classes of assets and liabilities of the discontinued operations are as follows:

                                           March 31,   December 31,
                                              2006         2005
                                           ---------   ------------
Current assets                                $391         $415
Property, plant and equipment, net              --          313
                                              ----         ----
   Total assets                                391          728
Current liabilities                             --           --
                                              ----         ----
   Net assets of discontinued operations      $391         $728
                                              ====         ====

In February 2006, the Company sold the remaining real estate associated with JII Promotions for its carrying value. After giving consideration to fees on the sale, the Company recorded a loss on the sale of these assets of $72.

F.   Acquisition of Subsidiaries

On March 28, 2005, the Company, through its wholly owned subsidiary, Kinetek, paid in cash the remaining acquisition cost for its September 30, 2004 acquisition of O. Thompson, a New York City-based elevator control company. The total acquisition cost was originally $877 which was subsequently adjusted to $853 during the first quarter of 2005. Of the total acquisition price, $372 was paid during 2004, and the remaining $481 was paid during the first quarter of 2005. The operating results of O. Thompson are included with those of Kinetek's wholly owned subsidiary, Motion Control.

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

H.   Pension Plans and Other Post-Retirement Benefit Plans

The components of net periodic benefit cost for the Company's pension plans for the three months ended March 31, 2006 and 2005 were as follows:

                                   Three Months
                                 Ended March 31,
                                 ---------------
                                   2006    2005
                                  -----   -----
Service cost                      $ 183   $ 177
Interest cost                       325     315
Expected return on plan assets     (335)   (296)
Prior service costs recognized       11      15
Recognized net actuarial loss        50      32
                                  -----   -----
   Net periodic benefit cost      $ 234   $ 243
                                  =====   =====

The components of net periodic benefit cost for the Company's post-retirement healthcare benefit plans for the three months ended March 31, 2006 and 2005 were as follows:

                                   Three Months
                                 Ended March 31,
                                 ---------------
                                   2006   2005
                                   ----   ----
Service cost                       $ 41    $37
Interest cost                        69     55
Prior service costs recognized        2     --
Recognized net actuarial loss        23      5
                                   ----    ---
   Net periodic benefit cost       $135    $97
                                   ====    ===

I.   Business Segment Information

Summary financial information included in the financial statements of the Company is as follows:

                                                Year ended March 31,
                                                --------------------
                                                  2006       2005
                                                --------   --------
Net Sales:
   Specialty Printing and Labeling              $ 12,791   $ 12,297
   Jordan Specialty Plastics                      34,507     38,996
   Jordan Auto Aftermarket                        31,992     30,004
   Kinetek                                        86,887     80,277
   Consumer and Industrial Products               12,433     13,879
                                                --------   --------
      Total                                      178,610    175,453
Operating income (loss):
   Specialty Printing and Labeling                 1,496      1,250
   Jordan Specialty Plastics                       1,023      1,372
   Jordan Auto Aftermarket                          (188)       (89)
   Kinetek                                        10,065      7,077
   Consumer and Industrial Products               (1,728)    (1,992)
                                                --------   --------
      Total business segment operating income     10,668      7,618
   Corporate income                                5,082        680
                                                --------   --------
      Total consolidated operating income         15,750      8,298

J.   Management Discussion of Liquidity

As discussed in the 2005 10-K, one of the Company's revolving credit facilities contains a provision for the step-down in maximum borrowing capacity during 2006. As of March 1, 2006, the Company's maximum borrowings under this agreement decreased from $55,000 to $45,000. This, coupled with the facts that the Company's Kinetek subsidiary has a significant portion of its Senior debt due in 2006, the Company has experienced operating losses in recent years and the Company has used cash in operating activities, has caused the Company's executive management to evaluate various options to improve the Company's liquidity. To this end, the Company has restructured some of its outstanding debt through the Exchange Offer discussed in the 2005 10-K and the Modification and Waiver Agreements also discussed in the 2005 10-K. The effect of these transactions has been to reduce cash paid for interest in the current year as well as to provide for further reductions in debt maturity payments if certain financial performance is not achieved. In addition, the Company expects improved operating performance on a consolidated basis in the coming quarters. Specifically, new product development and the continued shift of manufacturing to China in the Specialty Plastics and Kinetek groups are expected to improve results. Further, the Company has evaluated its holdings of investments in affiliates and, when appropriate, will sell certain investments, similar to the sale of the Company's investments in DMS Holdings Inc, Mabis Healthcare Holdings Inc., Flavor and Fragrance Holdings Inc., Fleet Graphics Holdings and JIR Broadcast, Inc. as described in the 2005 10-K and the Company's quarterly filings. The Company believes that through its efforts discussed above, in conjunction with opportunistic sale of assets, refinancings or market transactions, the Company will have sufficient liquidity to meet its obligations in the current year. As noted, the Company's subsidiary Kinetek has long-term debt that matures in the current year. The Company is contemplating various avenues of refinancing this debt, and management is confident that it will do so prior to maturity. If the Company is unable to refinance or enter into a transaction that allows it to pay off this debt, then there is substantial doubt about the Company's ability to continue as a going concern.

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

L.   Warranties

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company's product warranty accrual during the three months ended March 31, 2006 and 2005 are as follows:

                               Three Months
                             Ended March 31,
                             ---------------
                              2006     2005
                             ------   ------
Balance, beginning of year   $1,622   $2,315
Warranties issued               454      453
Change in estimate             (175)    (225)
Settlements                    (194)    (371)
                             ------   ------
Balance, end of year         $1,707   $2,172
                             ======   ======

M.   Affiliate Transactions

On May 18, 2005, JIR Paging, Inc. repurchased from the Company its promissory note in the amount of $9,200. The proceeds to the Company were $9,449 and consisted of the principal amount of the note plus accrued and unpaid interest since the last interest payment date of $249. JIR Paging was subsequently sold in March 2006 to a third party. At closing the Company received net cash proceeds of $274 for amounts previously invested in JIR Paging. The Company recorded a gain of $274 in the fourth quarter of 2005 as a result of reversing reserves previously recorded against the receivable from JIR Paging.

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

On July 29, 2005, Healthcare Products Holdings, Inc. ("HPI"), an affiliate of the Company based on partial common ownership, and its operating subsidiary Hoveround, undertook an independent refinancing of its obligations with several new third party lenders. A portion of the proceeds from the refinancing was used to repay obligations to the Company. The Company received proceeds of $15,000 for payment of notes, accrued interest, accrued and unpaid management fees, amounts previously paid by the Company on behalf of HPI and accrued and unpaid financing fees. Due to previous concerns regarding the collectibility of these amounts the Company had reserved against these receivables leaving an unreserved amount of $7,034. As a result, the Company recorded a gain of $7,966 on the transaction. In the fourth quarter of 2005, the Company reversed additional reserves related to HPI resulting in an addition to the previously recorded gain of $618. This gain was recorded as a component of operating income in the fourth quarter of 2005 because the original reserves taken by the Company were charged to operating income. At March 31, 2006, the Company had unreserved amounts due from HPI of $1,476.

JIR Broadcast was sold on February 28, 2006 and resulted in cash proceeds to the Company of $30,250, a small portion of which was received in December 2005. The proceeds included repayment of amounts previously loaned to and paid on behalf of, JIR Broadcast of $15,610, accrued interest of $9,187, accrued and unpaid management fees of $1,679, a fee for the termination of the management fee agreement of $3,400, and reimbursement of expenses incurred by the Company during the sale process of $374. Income of $14,453 was recorded in the Company's financial statements during 2005 related to the JIR Broadcast sale due to the reversal of reserves previously recorded by the Company against the loans, interest on its loans, and the recognition of management fee income from JIR Broadcast which was not previously accrued. In 2006, the Company recorded income of $4,612 related to the termination of the management fee agreement, interest income and management fees earned by the Company up to the date of sale, and other closing amounts.

N.   Sale of Assets.

In March 2006, the Company sold certain fully depreciated non-operating assets for $6,405 to related parties. The sales price was determined by an independent third party. The proceeds were used to repay long-term debt on these assets of $3,834. After giving consideration to fees associated with the transaction, the Company recorded a gain of $6,306 in the first quarter of 2006.

O.   Condensed Consolidating Financial Statements (Unaudited)

Pursuant to the Exchange Offer described in the 2005 10-K, wholly owned subsidiaries of the Company, JII Holdings, LLC and JII Holdings Finance Corporation, issued senior secured notes which have been guaranteed by the Company and certain of the Company's subsidiaries. Each of these subsidiaries is 100% owned (as defined in Rule 3-10 of Regulation S-X) by the Company, and in all cases the guarantees are full and unconditional and joint and several. The following condensed consolidating financial information is provided in lieu of separate financial statements for the issuers of these notes.

Three Months Ended March 31, 2006

                                    Jordan                      JII                     Non-
                                  Industries   JII Holdings   Finance   Guarantors   Guarantors   Eliminations   Consolidated
                                  ----------   ------------   -------   ----------   ----------   ------------   ------------
Net Sales                          $    --       $    --        $--      $83,717      $94,893       $    --        $178,610
Cost of sales,
   excluding depreciation               --            --         --       59,803       68,353            --         128,156
Selling, general, and
   administrative expenses,
   excluding depreciation              (48)           --         --       22,090       14,186          (460)         35,768
Depreciation                           104            --         --        1,880        1,437            --           3,421
Amortization                             2            --         --           10           80            --              92
Income from sale of
   affiliates                       (4,612)           --         --           --           --            --          (4,612)
Management fees and other               35            --         --          (64)          64            --              35
                                   -------       -------        ---      -------      -------       -------        --------
      Operating income/(loss)        4,519            --         --           (2)      10,773           460          15,750

Other (income) and
   expenses:
      Interest expense               2,820           710         --          877        9,123            --          13,530
      Intercompany interest
         (income) expense           (1,855)       (5,499)        --        5,404        1,950            --              --
      Interest income                   (8)           --         --           --          (67)           32             (43)
      Intercompany
         management fee
         (income) expense             (890)         (885)        --          868          906             1              --
      Gain on sale of assets            --            --         --           --       (6,306)           --          (6,306)
      Equity in losses (earnings)
         of subsidiaries            (1,303)        8,354         --           --           --        (7,051)             --
      Other, net                     1,410            --         --          496         (563)           --           1,343
                                   -------       -------        ---      -------      -------       -------        --------
                                       174         2,680         --        7,645        5,043        (7,018)          8,524
Income/(loss) from
   continuing operations
   before taxes and
   minority interest                 4,345        (2,680)        --       (7,647)       5,730         7,478           7,226

Provision for income
   taxes                                --            --         --          638        1,783           363           2,784
                                   -------       -------        ---      -------      -------       -------        --------
Income/(loss)  from
   continuing operations
   before minority interest          4,345        (2,680)        --       (8,285)       3,947         7,115           4,442

Minority interest                       --            --         --           68           --            --              68
                                   -------       -------        ---      -------      -------       -------        --------
Income/(loss) from
   continuing operations             4,345        (2,680)        --       (8,353)       3,947         7,115           4,374

Discontinued operations:
      Loss from discontinued
         operations, net of tax         --            --         --           --          (29)           --             (29)
                                   -------       -------        ---      -------      -------       -------        --------
Net income/(loss)                  $ 4,345       $(2,680)       $--      $(8,353)     $ 3,918       $ 7,115        $  4,345
                                   =======       =======        ===      =======      =======       =======        ========

Three Months Ended March 31, 2005

                                    Jordan                      JII                     Non-
                                  Industries   JII Holdings   Finance   Guarantors   Guarantors   Eliminations   Consolidated
                                  ----------   ------------   -------   ----------   ----------   ------------   ------------
Net Sales                          $    --       $    --        $--      $89,153      $86,300       $     --       $175,453
Cost of sales,
   excluding depreciation               --            --         --       64,536       62,433             --        126,969
Selling, general, and
   administrative expenses,
   excluding depreciation             (469)           --         --       21,871       14,954             --         36,356
Depreciation                           180            --         --        2,038        1,541             --          3,759
Amortization                             1            --         --           10           30             --             41
Management fees and
   other                                30            --         --          (30)          30             --             30
                                   -------       -------        ---      -------      -------       --------       --------
   Operating income                    258            --         --          728        7,312             --          8,298

Other (income) and
   expenses:
      Interest expense               2,828           710         --        1,173        8,925             --         13,636
      Intercompany interest
         (income) expense           (1,624)       (5,369)        --        5,272        1,720              1             --
      Interest income                   (8)           --         --           --          (86)            37            (57)
      Intercompany
         management fee
         (income) expense             (793)         (901)        --          692        1,002             --             --
      Equity in losses
         (earnings) of
         subsidiaries                8,378         8,096         --           --           --        (16,474)            --
      (Gain)/loss on sale of
         subsidiary                   (273)           --         --           22           --             --           (251)
      Other, net                     1,266            --         --           14       (1,254)            --             26
                                   -------       -------        ---      -------      -------       --------       --------
                                     9,774         2,536         --        7,173       10,307        (16,436)        13,354
Income/(loss) from
   continuing operations
   before taxes and
   minority interest                (9,516)       (2,536)        --       (6,445)      (2,995)        16,436         (5,056)

Provision for income
   taxes                                --            --         --          868        1,758            412          3,038
                                   -------       -------        ---      -------      -------       --------       --------
Income/(loss) from
   continuing operations
   before minority
   interest                         (9,516)       (2,536)        --       (7,313)      (4,753)        16,024         (8,094)

Minority interest                       --            --         --           66           --             --             66
                                   -------       -------        ---      -------      -------       --------       --------
Income/(loss) from
   continuing operations            (9,516)       (2,536)        --       (7,379)      (4,753)        16,024         (8,160)

Discontinued operations:
   (Loss) income from
   discontinued
   operations, net of tax               --            --         --         (716)        (640)            --         (1,356)
                                   -------       -------        ---      -------      -------       --------       --------
Net income/(loss)                  $(9,516)      $(2,536)       $--      $(8,095)     $(5,393)      $ 16,024       $ (9,516)
                                   =======       =======        ===      =======      =======       ========       ========

Balance Sheet as of March 31, 2006

                                  Jordan        JII        JII                     Non-
                                Industries    Holdings   Finance   Guarantors   Guarantors   Eliminations   Consolidated
                                ----------   ---------   -------   ----------   ----------   ------------   ------------
Current assets:
   Cash and equivalents         $   1,372    $      --     $--     $   1,129     $  7,571     $      --      $  10,072
   Intercompany receivables        49,718      (44,667)     --        (5,087)      20,154       (20,118)            --
   Accounts receivable, net            --           --      --        48,767       73,605            --        122,372
   Inventories                         --           --      --        73,019       62,240            --        135,259
   Assets of discontinued
      operations                       --           --      --            --          391            --            391
   Income tax receivable               --           --      --            --        1,658            --          1,658
   Prepaids and other
      current assets                2,248           --      --         6,229        3,923        (3,596)         8,804
                                ---------    ---------     ---     ---------     --------     ---------      ---------
   Total current assets            53,338      (44,667)     --       124,057      169,542       (23,714)       278,556

Property, plant and
   equipment, net                     942           --      --        43,583       35,053            --         79,578
Investments and advances to
   affiliates                       1,475           --      --            --       12,344            --         13,819
Investments in subsidiaries        56,315      214,323      --            --           --      (270,638)            --
Equity in earnings of
   subsidiaries                  (242,061)    (112,941)     --            --           --       355,002             --
Goodwill, net                          --           --      --        51,808      182,050       (13,274)       220,584
Intercompany notes
   receivable                      (1,000)     213,344      --            --        1,000      (213,344)            --
Other assets                          125        2,838      --         1,552        4,104            --          8,619
                                ---------    ---------     ---     ---------     --------     ---------      ---------
   Total assets                 $(130,866)   $ 272,897     $--     $ 221,000     $404,093     $(165,968)     $ 601,156
                                =========    =========     ===     =========     ========     =========      =========
Current liabilities:
   Accounts payable             $      --    $      --     $--     $  27,247     $ 41,572     $      --      $  68,819
   Accrued liabilities             25,012        3,755      --        22,733       24,790        (4,746)        71,544
   Intercompany payables               --           --      --        (5,405)      15,804       (10,399)            --
   Current portion of long
      term debt                        --           --      --        14,539      285,964            --        300,503
                                ---------    ---------     ---     ---------     --------     ---------      ---------
   Total current liabilities       25,012        3,755      --        59,114      368,130       (15,145)       440,866

Long term debt                    122,101      195,867      --         8,655       26,146            --        352,769
Other non current
   liabilities                     20,577           --      --         8,345        5,174            --         34,096
Intercompany note payable         (49,805)          --      --       232,976       31,722      (214,893)            --
Deferred income taxes              (2,271)          --      --       (17,519)      34,255           615         15,080
Minority interest                      --           --      --         1,445           --            --          1,445
Preferred stock of a
   subsidiary                        (350)          --      --        40,925        3,030       (40,575)         3,030

Shareholders equity (deficit)    (246,130)      73,275      --      (112,941)     (64,364)      104,030       (246,130)
                                ---------    ---------     ---     ---------     --------     ---------      ---------
   Total liabilities and
      shareholders equity       $(130,866)   $ 272,897     $--     $ 221,000     $404,093     $(165,968)     $ 601,156
                                =========    =========     ===     =========     ========     =========      =========

Balance Sheet as of December 31, 2005

                                  Jordan        JII        JII                     Non-
                                Industries    Holdings   Finance   Guarantors   Guarantors   Eliminations   Consolidated
                                ----------   ---------   -------   ----------   ----------   ------------   ------------
Current assets:
   Cash and equivalents         $   2,135    $      --     $--      $   1,315    $ 12,249     $      --      $  15,699
   Intercompany receivables        38,896      (38,516)     --         (4,364)     16,803       (12,819)            --
   Accounts receivable, net            --           --      --         41,270      68,820            --        110,090
   Inventories                         --           --      --         67,803      56,726            --        124,529
   Assets of discontinued
      operations                       --           --      --            313         415            --            728
   Income tax receivable               --           --      --             --       1,926            --          1,926
   Investments in and
      advances to affiliates       23,015           --      --             --          --            --         23,015
   Prepaids and other
      current assets                2,890           --      --          8,338       4,079        (4,794)        10,513
                                ---------    ---------     ---      ---------    --------     ---------      ---------
   Total current assets            66,936      (38,516)     --        114,675     161,018       (17,613)       286,500

Property, plant and
   equipment, net                   1,045           --      --         42,888      35,706            --         79,639
Investments and advances to
   affiliates                       1,700           --      --             --      12,344            --         14,044
Investments in subsidiaries        55,476      211,890      --             --          --      (267,366)            --
Equity in earnings of
   subsidiaries                  (259,593)    (114,472)     --             --          --       374,065             --
Goodwill, net                          --           --      --         51,808     181,980       (13,274)       220,514
Intercompany notes
   receivable                      (1,000)     206,345      --             --       1,000      (206,345)            --
Other assets                          140        3,548      --          2,175       4,807            --         10,670
                                ---------    ---------     ---      ---------    --------     ---------      ---------
   Total assets                 $(135,296)   $ 268,795     $--      $ 211,546    $396,855     $(130,533)     $ 611,367
                                =========    =========     ===      =========    ========     =========      =========
Current liabilities:
   Accounts payable             $      --    $      --     $--      $  20,921    $ 37,238     $      --      $  58,159
   Accrued liabilities             27,775        9,389      --         23,845      17,438        (5,232)        73,215
   Intercompany payables               --           --      --        (10,087)     13,189        (3,102)            --
   Current portion of long
      term debt                       530           --      --         24,598     293,961            --        319,089
                                ---------    ---------     ---      ---------    --------     ---------      ---------
   Total current liabilities       28,305        9,389      --         59,277     361,826        (8,334)       450,463

Long term debt                    121,559      201,500      --          7,401      31,213            --        361,673
Other non current liabilities      18,628           --      --          8,321       5,203            --         32,152
Intercompany note payable         (50,424)          --      --        226,596      31,722      (207,894)            --
Deferred income taxes              (1,653)          --      --        (17,281)     33,027            --         14,093
Minority interest                      --           --      --          1,377          --            --          1,377
Preferred stock of a
   subsidiary                        (350)          --      --         40,327       2,970       (39,977)         2,970
Shareholders equity (deficit)    (251,361)      57,906      --       (114,472)    (69,106)      125,672       (251,361)
                                ---------    ---------     ---      ---------    --------     ---------      ---------
   Total liabilities and
      shareholders equity       $(135,296)   $ 268,795     $--      $ 211,546    $396,855     $(130,533)     $ 611,367
                                =========    =========     ===      =========    ========     =========      =========

Three Months Ended March 31, 2006

                                            Jordan        JII       JII                     Non-
                                          Industries   Holdings   Finance   Guarantors   Guarantors   Eliminations   Consolidated
                                          ----------   --------   -------   ----------   ----------   ------------   ------------
Net cash (used in) provided
   by operating activities                 $  4,873    $    --      $--      $(17,910)    $  1,632         $--         $(11,405)

Cash flows from investing activities
   Proceeds from sales of fixed assets           --         --       --             6        7,173          --            7,179
   Capital expenditures                          (3)        --       --        (1,464)        (929)         --           (2,396)
   Intercompany transfers                   (35,198)     5,633       --        29,565           --          --               --
   Net proceeds from sale of affiliates      29,565         --       --            --           --          --           29,565
                                           --------    -------      ---      --------     --------         ---         --------
Net cash provided by (used in)
   investing activities                      (5,636)     5,633       --        28,107        6,244          --           34,348

Cash flows from financing activities
   Payments of revolving credit
      facilities, net                            --         --       --        (9,987)     (10,523)         --          (20,510)
   Repayment of long term debt                   --     (5,633)      --          (443)      (3,941)         --          (10,017)
   Proceeds from other borrowings                --         --       --            47        1,222          --            1,269
                                           --------    -------      ---      --------     --------         ---         --------
Net cash used in financing activities            --     (5,633)      --       (10,383)     (13,242)         --          (29,258)

Effect of exchange rate changes on cash          --         --       --            --          688          --              688
                                           --------    -------      ---      --------     --------         ---         --------
Net decrease in cash and equivalents           (763)        --       --          (186)      (4,678)         --           (5,627)
Cash and equivalents at beginning
   of period                                  2,135         --       --         1,315       12,249          --           15,699
                                           --------    -------      ---      --------     --------         ---         --------
Cash and equivalents at end of period      $  1,372    $    --      $--      $  1,129     $  7,571         $--         $ 10,072
                                           ========    =======      ===      ========     ========         ===         ========

Three Months Ended March 31, 2005

                                            Jordan        JII       JII                     Non-
                                          Industries   Holdings   Finance   Guarantors   Guarantors   Eliminations   Consolidated
                                          ----------   --------   -------   ----------   ----------   ------------   ------------
Net cash (used in) provided by
   operating activities                    $ 4,957     $    --      $--      $(17,268)    $ 4,677          $--         $(7,634)

Cash flows from investing activities
   Proceeds from sales of fixed assets          --          --       --            92          74           --             166
   Capital expenditures                        (36)         --       --          (836)       (739)          --          (1,611)
   Intercompany transfers                   (6,708)      5,633       --         1,075          --           --              --
   Acquisition of subsidiary                    --          --       --            --        (481)          --            (481)
   Net proceeds from sale of subsidiary      1,075          --       --            --          --           --           1,075
                                           -------     -------      ---      --------     -------          ---         -------
Net cash provided by (used in)
   investing activities                     (5,669)      5,633       --           331      (1,146)          --            (851)

Cash flows from financing activities
   Proceeds from (payments of)
     revolving credit facilities                --          --       --        16,509      (4,190)          --          12,319
   Repayment of long term debt                  --      (5,633)      --          (349)     (3,414)          --          (9,396)
   Proceeds from other borrowings               --          --       --            --       2,447           --           2,447
                                           -------     -------      ---      --------     -------          ---         -------
Net cash (used in) provided by
   financing activities                         --      (5,633)      --        16,160      (5,157)          --           5,370

Effect of exchange rate changes on cash         --          --       --            --         456           --             456
                                           -------     -------      ---      --------     -------          ---         -------
Net decrease in cash and equivalents          (712)         --       --          (777)     (1,170)          --          (2,659)
Cash and equivalents at beginning of
   period                                    2,152          --       --         1,693      11,567           --          15,412
                                           -------     -------      ---      --------     -------          ---         -------
Cash and equivalents at end of period      $ 1,440     $    --      $--      $    916     $10,397          $--         $12,753
                                           =======     =======      ===      ========     =======          ===         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-Q. For additional information, see "Item 1A - Risk Factors", in the Company's annual report on Form 10-K for the year ended December 31, 2005.

Results of Operations

Summarized below are the net sales, operating income (loss) and operating margins (as defined) for each of the Company's business segments for the three month period ended March 31, 2006 and 2005. Due to the sale of ED&C, a subsidiary of Kinetek, in the second quarter of 2005 the results of ED&C have been classified as discontinued operations in all periods presented. (See Note E to the financial statements.) The following discussion reviews the following segment data and certain of the consolidated financial data for the Company.

                                    Three Months Ended
                                         March 31,
                                   --------------------
                                     2006        2005
                                   --------    --------
NET SALES:
Specialty Printing and Labeling    $ 12,791    $ 12,297
Jordan Specialty Plastics            34,507      38,996
Jordan Auto Aftermarket              31,992      30,004
Kinetek                              86,887      80,277
Consumer and Industrial Products     12,433      13,879
                                   --------    --------
   Total                           $178,610    $175,453
                                   ========    ========

OPERATING INCOME (LOSS):
Specialty Printing and Labeling    $  1,496    $  1,250
Jordan Specialty Plastics             1,023       1,372
Jordan Auto Aftermarket                (188)        (89)
Kinetek                              10,065       7,077
Consumer and Industrial Products     (1,728)     (1,992)
                                   --------    --------
   Total(a)                        $ 10,668    $  7,618
                                   ========    ========

OPERATING MARGIN(b)
Specialty Printing and Labeling        11.7%       10.2%
Jordan Specialty Plastics               3.0%        3.5%
Jordan Auto Aftermarket                (0.6%)      (0.3%)
Kinetek                                11.6%        8.8%
Consumer and Industrial Products      (13.9%)     (14.4%)
   Total                                6.0%        4.3%

----------
(a) Before corporate overhead and management fees of $(5,082) and $(680) for the three months ended March 31, 2006 and 2005, respectively. Operating income in 2006 includes income from the sale of affiliates of $4,612.

(b)  Operating margin is operating income (loss) divided by net sales.

CONSOLIDATED RESULTS. (See Condensed Consolidated Statement of Operations.)

Net sales for continuing operations increased $3.1 million, or 1.8%, to $178.6 million for the first quarter of 2006 from $175.5 million last year. The increase in sales was primarily due to solid growth at Kinetek and the Jordan Automotive Aftermarket segment, which grew 8.2% and 6.6%, respectively. These increases were partially offset by an 11.5% decline in the Jordan Specialty Plastics segment and to a lesser extent, a 10.4% decline in the Consumer and Industrial Products segment. The improved economy helped Kinetek but most of the growth in these segments continues to come from the introduction of the new products and market share gains in several niche markets. The sales decline at Jordan Specialty Plastics was driven by reduced sales of certain hardware products to the wholesale distribution channel due to the limited availability of insulation material used in the products.

Operating income from continuing operations increased $7.5 million, or 89.8%, to $15.8 million for the first quarter of 2006 from $8.3 million for the same period last year. The most significant increase in operating income was the gain on sale of affiliates of $4.6 million (see Note M). In addition, operating income was driven by the operating income associated with the increased sales at Kinetek along with improved operating margins. Also, Kinetek recorded certain expenses associated with the rationalization of facilities in the first quarter of 2005 that were not repeated in the first quarter in 2006. Operating income for the Specialty Printing and Labeling segment increased 19.7% due to increased sales, improved operating margins, and a more favorable sales mix.

SPECIALTY PRINTING AND LABELING. As of March 31, 2006, the Specialty Printing and Labeling group ("SPL") consisted of Valmark, Pamco, and Seaboard.

Net sales increased $0.5 million, or 4.0%, to $12.8 million for the first quarter of 2006 from $12.3 million for the same period last year. Revenues for Valmark product lines and Seaboard folding box products increased over 7.0%, while sales of the Pamco declined approximately 1% in the first quarter. Sales related to membrane switch screen printing products were up well over last year largely driven by sales in the medical equipment and instrumentation products. Seaboard sales increases were largely driven by an improved economy and share gains with key customers. Pamco sales also benefited from an improved economy and share gains but were offset by lower sales with a large customer.

Operating income increased $0.2 million, or 19.7%, to $1.5 million for the first quarter of 2006 from $1.3 million for the same period last year. The increase in operating income is largely due to improved operating margins at Valmark and Seaboard. The sales growth at Valmark and Seaboard combined with the benefit of cost reduction initiatives and a favorable sales mix were the significant drivers of the increased operating income.

JORDAN SPECIALTY PLASTICS. As of March 31, 2006, the Jordan Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales decreased $4.5 million, or 11.5%, to $34.5 million for the first quarter of 2006 from $39.0 million for the same period last year. The decreased in sales was driven by reduced sales of hardware products through the wholesale distribution channel due to the limited availability of insulation material used in the products. This decline was offset partially by the impact of a stronger economy, the introduction of several new products, market share gains, and selling price increases. Revenues were up significantly at several of the large office products distributors while sales to one of the large home improvement customers were significantly lower for the first quarter as a result of what appeared to be an aggressive inventory reduction initiative. Sales of bike related products and safety reflectors for commercial trucks also increased significantly in the first quarter.

Operating income decreased $0.4 million, or 25.4%, to $1.0 million for the first quarter of 2006 from $1.4 million for the same period last year. Inefficiencies associated with the transition of the Niles manufacturing operations to Indianapolis and China continued through most of the first quarter and was a significant contributor to the decline in operating income. Absorption costs associated with the precipitous sales decline of certain hardware products as described above also contributed to the decline in operating income. The Company continues to pursue cost reduction initiatives and price increases to overcome the increased raw material costs.

JORDAN AUTO AFTERMARKET. As of March 31, 2006, the Jordan Auto Aftermarket group ("JAAI") consisted of Dacco, Alma and Atco.

Net sales increased $2.0 million, or 6.6%, to $32.0 million for first quarter of 2006 from $30.0 million for the same period last year. The evaporator product line acquired from Coolstar in the fourth quarter of 2005 contributed significantly to the first quarter sales increase. Sales of torque converters to original equipment manufacturers decreased approximately 14% in the first quarter partially due to special sales incentives offered by our largest customer to their customers in the fourth quarter of 2005 as well as better warranty experience with their original parts. Sales of air compressors increased approximately 20% primarily as a result of share gains with targeted wholesale distributors. Sales of torque converters to the non-OEM automotive aftermarket were flat with prior year. The Company continues to open new stores in selected geographic regions, which offset a general market decline in the first quarter. Sales of tubing assemblies and fittings for the truck market were up approximately 18% for the first quarter due to a stronger economy and many companies updating their fleets in advance of the new emissions standards set to become effective in 2007. Hose assemblies and AC fittings sales were also stronger in the first quarter due to share gains and a special military order.

Operating income decreased $0.1 million to an operating loss of $0.2 million for the first quarter of 2006 from a loss of $0.1 million for the same period last year. Increased operating income associated with sales growth described above was offset by the initial increased operating costs associated with recently opened DACCO stores. Management continues to reduce the cost structure through lean manufacturing and other cost reduction initiative as a means to improve profitability and position the Company for additional sales growth.

KINETEK. As of March 31, 2006, the Kinetek group consisted of Imperial Group, Merkle-Korff, FIR, Motion Control, Advanced DC and DeSheng.

Net sales increased $6.6 million, or 8.2%, to $86.9 million for the first quarter of 2006 from $80.3 million for the same period last year. Sales of Kinetek's Motors segment were $65.9 million for the first quarter of 2006, up $5.7 million, or 9.5% from the previous year. Sales of subfractional motor products increased by $2.5 million on strong sales to major appliance customers and gearmotors sold to manufacturers of alternative fuel pellet stoves. Sales of fractional and integral motor products increased by $3.2 million from the first three months of 2005. The higher sales were due to favorable conditions in most of Kinetek's principal markets, particularly for commercial floor care and industrial applications, and the continuation of gains in market share from new product introductions, such as an AC motor used in material handling applications that traditionally used DC motors. These gains were offset in part by the impact of the Euro, which was weaker against the dollar compared to the first quarter of 2005. The weaker Euro accounted for approximately $1.0 million in lower sales in 2006. Sales of Kinetek's Control segment increased $0.9 million, or 4.4%, to $20.9 million. The sales growth is primarily attributable to increased sales of the "I" family of elevator control products, which were partly offset by cannibalized sales of Kinetek's traditional control products.

Operating income from continuing operations increased $3.0 million, or 42.2%, to $10.1 million for the first quarter of 2006 from $7.1 million for the same period last year. Gross margin increased 10.8% to $24.6 million in the first three months of 2006 from $22.2 million in 2005. Gross margin increased from 27.7% of sales in 2005 to 28.4% in 2006. The increased gross margin is primarily attributable to the sales increases described above. In addition, several key factors affected the gross margin amount and percentage of sales: 1) During the first quarter of 2005, Kinetek incurred approximately $0.7 million in expenses and operating inefficiencies associated with the integration of the O. Thompson operations which were acquired in September, 2004, and other facility rationalization actions. These expenses had a favorable impact on the first quarter of 2006 in comparison with the previous year. 2) Since 2003, Kinetek has experienced severe increases in market prices paid for parts used in the assembly of motors, especially copper, steel, and zinc, and increases in the prices of plastic components and freight and transportation associated with rising global oil prices. 3) Kinetek has increased revenue by raising prices to customers and imposing surcharges linked to the cost of key commodities to partially offset the aforementioned inflation. 4) Kinetek's ongoing productivity actions, including rationalization of facilities and relocation of production to low-cost locales, have a favorable impact on gross margin, further offsetting the aforementioned inflation.

CONSUMER AND INDUSTRIAL PRODUCTS. As of March 31, 2006, the Consumer and Industrial Products group consisted of Welcome Home LLC and its two divisions, Cape Craftsmen and Welcome Home, and GramTel.

Net sales decreased $1.5 million, or 10.4%, to $12.4 million for the first quarter of 2006 from $13.9 million for the same period last year. Sales for Cape and Welcome Home consolidated decreased 8.7% in the first quarter. Comparable store sales at Welcome Home decreased 0.5% in 2005. Cape Craftsman sales to third parties decreased substantially as a result of increased competition at key accounts and very strong third-party sales in the first quarter of 2005. Cho-Pat was sold in March of 2005 and represents $0.4 million of the CIP sales decrease in the first quarter of 2006 as compared with prior year.

Operating income increased $0.3 million to a loss of $1.7 million for the first quarter from a loss of $2.0 million for the same period last year. Merchandise margins increased at Welcome Home largely due to the new merchandising strategy and the completion of the inventory turnover, which offset the decline in operating margin associated with the reduced third-party sales of Cape Craftsman. Improved operating income at Gramtel also contributed to the overall increased operating income of the CIP segment.

     Liquidity and Capital Resources.

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion.

The Company had approximately $(162.7) million of working capital at March 31, 2006, compared to approximately $(164.7) million at December 31, 2005. The negative working capital in 2006 and 2005 is the result of the reclassification of $270.0 million of Kinetek's Senior Notes from long term to current based on their maturity date. Currently, the Company is contemplating various avenues of redeeming or refinancing this debt, and management is confident that it will do so prior to maturity.

Operating activities. Net cash used in operating activities for the three months ended March 31, 2006 was $11.4 million compared to net cash used in operating activities of $7.6 million during the same period in 2005.

Investing activities. Net cash provided by investing activities for the three months ended March 31, 2006 was $34.3 million compared to net cash used in investing activities of $0.9 million during the same period in 2005. In 2006, the increase in net cash provided by investing activities was primarily due to net proceeds of $29.6 million from the sale of an affiliate and $7.2 million from the sale of fixed assets, of which $6.4 million related to the sale of non-operating assets. This is compared to $1.1 million of proceeds from the sale of Cho-Pat in the first quarter of 2005 and proceeds from the sale of fixed assets of $0.2 million.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2006 was $29.3 million compared to net cash provided by financing activities of $5.4 million during the same period in 2005. The increase in cash used in financing activities is primarily due to higher repayments of borrowings under revolving credit facilities in 2006.

The Company is party to two credit agreements under which the Company is able to borrow up to $80.0 million based on the value of certain assets, to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreements mature in 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of March 31, 2006, the Company had approximately $16.6 million of available funds under these arrangements.

In conjunction with the Exchange Offer completed by the Company in February 2004 (see 2005 10-K), one of the Company's revolving credit facilities was amended to reduce, over time, the maximum loan commitment under the facility. As of December 31, 2004, the maximum loan commitment under the facility was $75.0 million. As of June 1, 2005, that commitment was reduced to $55.0 million and to $45.0 million as of March 1, 2006 and through the remaining life of the agreement. At this time, the Company does not expect this decrease in available funds to have a material impact on its operations.

Both of the Company's credit agreements expire in 2006. If necessary, the Company intends to replace these facilities in 2006. Management is confident such financings can be obtained under favorable terms to the Company and Kinetek, however, such terms will be subject to market conditions which may change significantly.

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

As discussed above, one of the Company's revolving credit facilities contains a provision for the step-down in maximum borrowing capacity during 2006. As of March 1, 2006 the Company's maximum borrowings under this agreement decreased from $55.0 million to $45.0 million. This, coupled with the facts that the Company's Kinetek subsidiary has a significant portion of its Senior debt due in 2006, the Company has experienced operating losses in recent years and has used cash in operating activities, has caused the Company's executive management to evaluate various options to improve the Company's liquidity. To this end, the Company has restructured some of its outstanding debt through the Exchange Offer discussed in the 2005 10-K and the Modification and Waiver Agreements also discussed in the 2005 10-K. The effect of these transactions has been to reduce cash paid for interest in the current year as well as to provide for further reductions in debt maturity payments if certain financial performance is not achieved. In addition, the Company expects improved operating performance on a consolidated basis in the coming quarters. Specifically, new product development and the continued shift of manufacturing to China in the Specialty Plastics and Kinetek groups are expected to improve results. In addition, plans to improve production efficiencies within the Auto Aftermarket Group will increase operating margins.

Further, the Company has evaluated its holdings of investments in affiliates and, when appropriate, will sell certain investments, similar to the sale of the Company's investments in DMS Holdings Inc, Mabis Healthcare Holdings Inc., Flavor and Fragrance Holdings Inc. and JIR Broadcast, Inc. as described in the 2005 10-K and the Company's quarterly filings. The Company believes that through its efforts discussed above, in conjunction with opportunistic sales of assets, the Company will have sufficient liquidity to meet its obligations in the coming year. As noted, the Company's subsidiary Kinetek has long-term debt that matures in the current year. The Company is contemplating various avenues of refinancing this debt, and management is confident that it will do so prior to maturity. If the Company is unable to refinance or enter into a transaction that allows it to pay off this debt, then there is substantial doubt about the Company's ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At March 31, 2006, the Company had $17.2 million of variable rate debt outstanding. A one-percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.2 million. The Company does not believe that its market risk financial instruments on March 31, 2006 would have a material effect on future operations or cash flows.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 1A. Risk Factors
         No significant changes

Item 2.  Unregistered Sales of Securities and Use of Proceeds
         None

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

                                        JORDAN INDUSTRIES, INC.


May 15, 2006                            By: /s/ Norman R. Bates
                                            ------------------------------------
                                            Norman R. Bates
                                            Chief Financial Officer

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