Form 10-Q
period 2006-06-30
JORDAN INDUSTRIES INC
filed 2006-08-14
CIK 839484

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended June 30, 2006

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

      Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
            Title of Each Class                   on Which Registered
            ------------------                   ---------------------
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

                                 Yes [X] No [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

                                 Yes [ ] No [X]

      The number of shares outstanding of Registrant's Common Stock as of August 14, 2006: 98,501.0004.

                             JORDAN INDUSTRIES, INC.

                                      INDEX

                                                                                                       Page No.
                                                                                                       --------
Part I. Financial Information

    Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at June 30, 2006 (Unaudited) and December 31, 2005              3

        Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2006
          and 2005 (Unaudited) and the Six Months Ended June 30, 2006 and 2005 (Unaudited)                    4

        Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006
          and 2005 (Unaudited)                                                                                5

        Notes to Condensed Consolidated Financial Statements (Unaudited)                                      6

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                     20

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                                       27

    Item 4. Controls and Procedures                                                                          27

Part II. Other Information                                                                                   28

    Item 1. Legal Proceedings                                                                                28

    Item 1A. Risk Factors                                                                                    28

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                      28

    Item 3. Defaults Upon Senior Securities                                                                  28

    Item 4. Submissions of Matters to a Vote of Security Holders                                             28

    Item 5. Other Information                                                                                28

    Item 6. Exhibits                                                                                         28

                             JORDAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                        June 30,         December 31,
                                                          2006               2005
                                                      ------------      --------------
                                                      (unaudited)         (Restated)
ASSETS
Current Assets:
  Cash and cash equivalents                           $     14,424      $       15,684
  Accounts receivable, net                                 121,764             107,847
  Inventories                                              138,086             123,750
  Assets of discontinued operations (See Note E)             9,262               9,424
  Income tax receivable                                      1,101               1,926
  Investment in and advances to affiliates                       -              23,015
  Prepaid expenses and other current assets                  8,628               9,939
                                                      ------------      --------------
    Total Current Assets                                   293,265             291,585

Property, plant and equipment, net                          74,219              76,689
Investments in and advances to affiliates                   13,873              14,044
Goodwill, net                                              219,441             218,525
Other assets                                                 7,200              10,524
                                                      ------------      --------------
    Total Assets                                      $    607,998      $      611,367
                                                      ============      ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                    $     72,029      $       57,820
  Accrued liabilities                                       68,554              72,263
  Liabilities of discontinued operations                     4,584               4,609
  Current portion of long-term debt                        327,981             318,980
                                                      ------------      --------------
    Total Current Liabilities                              473,148             453,672

Long-term debt, less current portion                       320,889             359,399
Other non-current liabilities                               36,023              32,152
Deferred income taxes                                       17,272              14,535
Preferred stock of a subsidiary                              3,090               2,970

Shareholders' Equity (net capital deficiency):
  Common stock $.01 par value: 100,000 shares
    authorized and 98,501 shares issued and
    outstanding                                                  1                   1
  Additional paid-in capital                                 2,116               2,116
  Accumulated other comprehensive income                     4,218               1,542
  Accumulated deficit                                     (248,759)           (255,020)
                                                      ------------      --------------

    Total Shareholders' Deficit                           (242,424)           (251,361)
                                                      ------------      --------------

    Total Liabilities and Shareholders' Deficit       $    607,998      $      611,367
                                                      ============      ==============

See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              June 30,                         June 30,
                                                    ----------------------------      ---------------------------
                                                        2006            2005             2006             2005
                                                    ------------     -----------      -----------      ----------
                                                                     (Restated)                        (Restated)
Net sales                                           $    187,557     $   183,856      $   361,669      $  354,752
Cost of sales, excluding depreciation                    133,834         133,214          259,610         257,756
Selling, general and administrative expenses,
  excluding depreciation                                  32,492          33,627           67,063          68,856
Depreciation                                               3,340           3,532            6,711           7,228
Amortization                                                  65              42              157              83
Income from sale of affiliates (see Note M)                   (8)         (4,410)          (4,620)         (4,410)
Management fees and other                                     35            (626)              70            (596)
                                                    ------------     -----------      -----------      ----------

Operating income                                          17,799          18,477           32,678          25,835

Other (income) expenses:
  Interest expense                                        13,183          13,723           26,674          27,256
  Interest income                                            (24)            (23)             (67)            (80)
  Gain on sale of assets (See Note N)                          -               -           (6,306)              -
  Gain on sale of subsidiary (See Note K)                      -               -                -            (251)
  Other                                                       43              29            1,398              62
                                                    ------------     -----------      -----------      ----------
                                                          13,202          13,729           21,699          26,987
                                                    ------------     -----------      -----------      ----------
Income (loss) from continuing operations before
  income taxes                                             4,597           4,748           10,979          (1,152)

Provision for income taxes                                 3,236           3,318            6,020           6,356
                                                    ------------     -----------      -----------      ----------

Income/(loss) from continuing operations                   1,361           1,430            4,959          (7,508)

Discontinued operations:
Income (loss) from discontinued operations,net
  of tax (See Note E)                                        675            (159)           1,422            (737)
Gain on sale of discontinued operations, net of
  tax (See Note E)                                             -           1,502                -           1,502
                                                    ------------     -----------      -----------      ----------
Net Income/(Loss)                                   $      2,036     $     2,773      $     6,381      $   (6,743)
                                                    ============     ===========      ===========      ==========

See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                               June 30,
                                                                    -------------------------------
                                                                        2006               2005
                                                                    ------------       ------------
                                                                                        (Restated)
Cash flows from operating activities:
 Net income/(loss)                                                  $      6,381       $     (6,743)
  Adjustments to reconcile net income/(loss) to net cash
   provided by (used in) operating activities:
    (Gain)/loss on sale of discontinued operations (See Note E)                -             (1,502)
    Gain on sale of subsidiary (See Note K)                                    -               (251)
    Gain on sale of affiliates (See Note M)                               (4,620)            (4,410)
    Depreciation and amortization                                          6,868              7,311
    Amortization of deferred financing fees                                3,241              3,219
    Non-cash interest expense                                              4,264              4,173
    Deferred income taxes                                                  3,356              3,119
    (Gain)/loss on disposal of fixed assets                               (5,827)                10
    Other                                                                   (427)              (339)
    Changes in operating assets and liabilities:
      Increase in current assets                                         (26,117)           (14,208)
      Increase in current liabilities                                     10,501              4,146
      (Increase)/decrease in non-current assets                           (2,538)             9,433
      (Decrease)/increase in non-current liabilities                        (111)               425
    Decrease in net assets of discontinued operations                        137                739
                                                                    ------------       ------------
        Net cash (used in)/provided by operating activities               (4,892)             5,122

Cash flows from investing activities:
  Proceeds from sale of fixed assets                                       9,420                374
  Capital expenditures                                                    (5,049)            (3,470)
  Net proceeds from sale of discontinued operations
     (See Note E)                                                              -              1,002
  Acquisition of subsidiary (See Note F)                                       -               (481)
  Net proceeds from sale of affiliates (See Note M)                       29,565              6,600
  Net proceeds from sale of subsidiary (See Note K)                            -              1,075
                                                                    ------------       ------------
        Net cash provided by investing activities                         33,936              5,100

Cash flows from financing activities:
  (Payment of)/proceeds from revolving credit facilities, net            (13,633)             4,733
  Repayment of long-term debt                                            (19,786)           (16,842)
  Proceeds from other borrowings                                           1,616              3,398
                                                                    ------------       ------------
             Net cash used in financing activities                       (31,803)            (8,711)

Effect of exchange rate changes on cash                                    1,499               (419)
                                                                    ------------       ------------
Net (decrease)/increase in cash and cash equivalents                      (1,260)             1,092
Cash and cash equivalents at beginning of period                          15,684             15,453
                                                                    ------------       ------------
Cash and cash equivalents at end of period                          $     14,424       $     16,545
                                                                    ============       ============

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

B. Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of Jordan Industries, Inc. and its subsidiaries. Material intercompany transactions and balances are eliminated in consolidation. Operations of certain subsidiaries outside the United States are included for periods ending two months prior to the Company's year-end and interim periods to ensure timely preparation of the condensed consolidated financial statements. Certain amounts in the prior year financial statements have been reclassified to conform to the 2006 presentation. Prior year financial statements have been restated to reflect the sale of a subsidiary as a discontinued operation.

In 2005, the non-cash reduction in the Exchange Notes, as a result of troubled debt accounting, in the amount of $11,267 was reclassified from the "accounts payable and accrued liabilities" line in the operating activities section of the Consolidated Statement of Cash Flows to the "payment of long-term debt" line in the financing activities section. In addition, $3,899 of waived interest on the Waived Debentures (as defined in the 2005 10-K) was reclassified from the "accounts payable and accrued liabilities" line in the Consolidated Statement of Cash Flows to the "non-cash interest expense" line. This reclass was entirely within the operating activities section of the Consolidated Statement of Cash Flow. Both reclassifications were made to more accurately classify the nature of these transactions consistently with 2006 presentation.

The Company has recorded income tax expense of $6,020 for the six months ended June 30, 2006 primarily attributable to foreign taxes, state taxes and the change in the Company's deferred tax liability. Due to the uncertainty of when the goodwill deferred tax liability will reverse, the Company has not considered any future reversal of the deferred tax liability related to goodwill to support the realization of deferred tax assets. Additionally, the Company continues to maintain a full valuation allowance against its deferred tax assets.

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

In June 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are required to adopt FIN 48 effective at the beginning of 2007. We are currently evaluating the impact of adopting FIN 48 on our future results of operations and financial condition.

C. Inventories

Inventories are summarized as follows:

                         June 30,             December 31,
                          2006                   2005
                     ----------------       ----------------
                                               (Restated)
Raw materials         $        62,372       $         54,956
Work-in-process                17,481                 16,111
Finished goods                 58,233                 52,683
                     ----------------       ----------------
                     $        138,086       $        123,750
                     ================       ================

D. Comprehensive Income/(Loss)

Total comprehensive income/(loss) for the three months and six months ended June 30, 2006 and 2005 was as follows:

                                       Three Months ended                 Six Months Ended
                                           June 30,                           June 30,
                                 ----------------------------      -----------------------------
                                    2006             2005              2006            2005
                                    ----             ----              ----            ----
                                                  (Restated)                         (Restated)

Net income/(loss)                $     2,036      $     2,773      $     6,381     $      (6,743)
Foreign currency translation           1,730           (1,096)           2,676              (217)
                                 -----------      -----------      -----------     -------------
Comprehensive income/(loss)      $     3,766      $     1,677      $     9,057     $      (6,960)
                                 ===========      ===========      ===========     =============

E. Discontinued Operations

As discussed in Note O, on July 31, 2006 the Company sold its ownership in Pamco Printed Tape and Label Company ("Pamco") for cash proceeds of $19.2 million. As a result, the Company's financial statements reflect Pamco as a discontinued operation. The Company expects to record a gain on this transaction in the third quarter of 2006.

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

Summarized selected financial information for the discontinued operations is as follows:

                                            Three months ended               Six months ended
                                                  June 30,                       June 30,
                                         -------------------------      --------------------------
                                            2006           2005            2006           2005
                                         ----------     ----------      ----------     -----------
Revenues                                 $    4,727     $    4,500      $    9,225     $     9,925
Income from discontinued operations             675          1,343           1,422             765

The major classes of assets and liabilities of the discontinued operations are as follows:

                                              June 30,        December 31,
                                               2006               2005
                                            ------------     ---------------
Current assets                              $      4,151     $         4,026
Property, plant and equipment, net                 2,959               3,262
Goodwill                                           1,990               1,990
Other long-term assets                               162                 146
                                            ------------     ---------------
  Total assets                                     9,262               9,424
Current liabilities                                4,584               4,609
                                            ------------     ---------------
  Net assets of discontinued operations     $      4,678     $         4,815
                                            ============     ===============

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

Kinetek has a contingent purchase price agreement relating to its acquisition of Motion Control on December 18, 1997. The terms of this agreement provide for additional consideration to be paid to the sellers. The agreement is exercisable at the sellers' option during a five year period that began in 2003. When exercised, the additional consideration will be based on Motion Control's operating results over the two preceding fiscal years. Payments, if any, under the contingent agreement will be paid out in cash over a three or four-year period, in annual installments according to a schedule, which is included in the agreement. Additional consideration, if any, will be recorded as an addition to goodwill.

H. Pension Plans and Other Post-Retirement Benefit Plans

The components of net periodic benefit cost for the Company's pension plans for the three months and six months ended June 30, 2006 and 2005 were as follows:

                                     Three Months Ended              Six Months Ended
                                          June 30,                      June 30,
                                  ------------------------     ----------------------------
                                     2006          2005            2006            2005
                                  ----------    ----------     ------------     -----------
Service cost                      $      183    $      177     $        366     $       354
Interest cost                            325           315              650             630
Expected return on plan assets          (335)         (296)            (670)           (592)
Prior service costs recognized            11            15               22              30
Recognized net actuarial loss             50            32              100              64
                                  ----------    ----------     ------------     -----------
   Net periodic benefit cost      $      234    $      243     $        468     $       486
                                  ==========    ==========     ============     ===========

The components of net periodic benefit cost for the Company's post-retirement healthcare benefit plans for the three months and six months ended June 30, 2006 and 2005 were as follows:

                                         Three Months Ended                Six Months Ended
                                             June 30,                           June 30,
                                    -----------------------------     -----------------------------
                                        2006             2005             2006             2005
                                    ------------     ------------     ------------     ------------
Service cost                        $         41     $         37     $         82     $         74
Interest cost                                 69               55              138              110
Prior service costs recognized                 2                -                4                -
Recognized net actuarial loss                 23                5               46               10
                                    ------------     ------------     ------------     ------------
   Net periodic benefit cost        $        135     $         97     $        270     $       194
                                    ============     ============     ============     ============

I. Business Segment Information

Summary financial information included in the financial statements of the Company is as follows:

                                                 Three Months Ended              Six Months Ended
                                                      June 30,                      June 30,
                                             --------------------------     --------------------------
                                                2006            2005            2006           2005
                                             -----------     ----------     -----------     ----------
                                                             (Restated)                     (Restated)
NET SALES:
Specialty Printing and Labeling              $     8,822     $    8,321     $    17,115     $   16,061
Jordan Specialty Plastics                         34,964         40,600          69,471         79,596
Jordan Auto Aftermarket                           34,215         31,802          66,207         61,806
Kinetek                                           96,462         87,433         183,349        167,710
Consumer and Industrial Products                  13,094         15,700          25,527         29,579
                                             -----------     ----------     -----------     ----------
   Total                                     $   187,557     $  183,856     $   361,669     $ 354,752
                                             ===========     ==========     ===========     ==========

OPERATING INCOME (LOSS):
Specialty Printing and Labeling              $       886     $      560     $     1,209     $      917
Jordan Specialty Plastics                          1,464          1,139           2,487          2,511
Jordan Auto Aftermarket                            1,139           (744)            951           (833)
Kinetek                                           13,865         11,045          23,930         18,122
Consumer and Industrial Products                  (1,272)          (670)         (3,000)        (2,662)
                                             -----------     ----------     -----------     ----------
 Total business segment operating income          16,082         11,330          25,577         18,055
Corporate income                                   1,717          7,147           7,101          7,780
                                             -----------     ----------     -----------     ----------
 Total consolidated operating income         $    17,799     $   18,477     $    32,678     $   25,835
                                             ===========     ==========     ===========     ==========

J. Management Discussion of Liquidity

As discussed in the 2005 10-K, one of the Company's revolving credit facilities expires in December 2006 and contains a provision for the step-down in maximum borrowing capacity during 2006. As of March 1, 2006, the Company's maximum borrowings under this agreement decreased from $55,000 to $45,000. This, coupled with the facts that the Company's Kinetek subsidiary has a significant portion of its Senior debt due in 2006, the Company has experienced operating losses in recent years and the Company has used cash in operating activities, has caused the Company's executive management to evaluate various options to improve the Company's liquidity. To this end, the Company has restructured some of its outstanding debt through the Exchange Offer discussed in the 2005 10-K and the Modification and Waiver Agreements also discussed in the 2005 10-K. The effect of these transactions has been to reduce cash paid for interest in the current year as well as to provide for further reductions in debt maturity payments if certain financial performance is not achieved. In addition, the Company expects improved operating performance on a consolidated basis in the coming quarters. Specifically, new product development and the continued shift of manufacturing to China in the Specialty Plastics and Kinetek groups are expected to improve results. Further, the Company has evaluated its holdings of investments in affiliates and, when appropriate, will sell certain investments, similar to the sale of the Company's investments in DMS Holdings Inc, Mabis Healthcare Holdings Inc., Flavor and Fragrance Holdings Inc., Fleet Graphics Holdings, JIR Broadcast, Inc. and JIR Paging as described in the 2005 10-K and the Company's quarterly filings. The Company believes that through its efforts discussed above, in conjunction with opportunistic sale of assets, refinancings or market transactions, the Company will have sufficient liquidity to meet its obligations in the current year. As noted, the Company's subsidiary Kinetek has long-term debt that matures in the current year. The Company is contemplating various avenues of retiring and/or refinancing this debt, and management is confident that it will do so prior to maturity. If the Company is unable to refinance or enter into a transaction that allows it to pay off this debt, then there is substantial doubt about the Company's ability to continue as a going concern.

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

L. Warranties

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company's product warranty accrual during the six months ended June 30, 2006 and 2005 are as follows:

                                     Six Months Ended
                                         June 30,
                               ----------------------------
                                   2006            2005
                               ------------     -----------
Balance, beginning of year     $      1,622     $     2,315
Warranties issued                       943             652
Change in estimate                        -            (425)
Settlements                            (796)           (822)
                               ------------     -----------
Balance, end of period         $      1,769     $     1,720
                               ============     ===========

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

On July 29, 2005, Healthcare Products Holdings, Inc. ("HPI"), an affiliate of the Company based on partial common ownership, and its operating subsidiary Hoveround, undertook an independent refinancing of its obligations with several new third party lenders. A portion of the proceeds from the refinancing was used to repay obligations to the Company. The Company received proceeds of $15,000 for payment of notes, accrued interest, accrued and unpaid management fees, amounts previously paid by the Company on behalf of HPI and accrued and unpaid financing fees. Due to previous concerns regarding the collectibility of these amounts the Company had reserved against these receivables leaving an unreserved amount of $7,034. As a result, the Company recorded a gain of $7,966 on the transaction. In the fourth quarter of 2005, the Company reversed additional reserves related to HPI resulting in an addition to the previously recorded gain of $618. This gain was recorded as a component of operating income in the fourth quarter of 2005 because the original reserves taken by the Company were charged to operating income. At June 30, 2006, the Company had unreserved amounts due from HPI of $1,530.

JIR Broadcast was sold on February 28, 2006 and resulted in cash proceeds to the Company of $30,250, a small portion of which was received in December 2005. The proceeds included repayment of amounts previously loaned to and paid on behalf of, JIR Broadcast of $15,610, accrued interest of $9,187, accrued and unpaid management fees of $1,679, a fee for the termination of the management fee agreement of $3,400, and reimbursement of expenses incurred by the Company during the sale process of $374. Income of $14,453 was recorded in the Company's financial statements during 2005 related to the JIR Broadcast sale due to the reversal of reserves previously recorded by the Company against the loans, interest on its loans, and the recognition of management fee income from JIR Broadcast which was not previously accrued. In 2006, the Company recorded income of $4,620 related to the termination of the management fee agreement, interest income and management fees earned by the Company up to the date of sale, and other closing amounts.

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

O. Subsequent Events

On July 31, 2006, the Company sold its ownership in Pamco Printed Tape and Label Company ("Pamco") for net proceeds of $19.2 million. The Company expects to record a gain on this transaction in the third quarter. The results of operations for Pamco and its respective balance sheets and cash flows have been classified as discontinued operations in the Company's financial statements for all periods presented.

Pamco was a member of the Specialty Printing and Labeling group and is a manufacturer and distributor of a wide variety of printed tapes and labels.

P. Condensed Consolidating Financial Statements (Unaudited)

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

Three Months Ended June 30, 2006

                                    Jordan        JII           JII                        Non-
                                  Industries    Holdings      Finance     Guarantors    Guarantors   Eliminations   Consolidated
                                  ----------    ---------    ---------    ----------    ----------   ------------   ------------
Net Sales                         $        -    $       -    $       -    $   83,563    $  103,994   $          -   $    187,557
Cost of sales, excluding
depreciation                               -            -            -        59,522        74,312              -        133,834
Selling, general, and
 administrative expenses,
 excluding depreciation               (1,318)           -            -        20,511        12,979            320         32,492
Depreciation                             104            -            -         1,766         1,470              -          3,340
Amortization                               -            -            -            11            54              -             65
Income from sale of affiliates            (8)           -            -             -             -              -             (8)
Management fees and other                 35            -            -           (70)           70              -             35
                                  ----------    ---------    ---------    ----------    ----------   ------------   ------------
  Operating income/(loss)              1,187            -            -         1,823        15,109           (320)        17,799

Other (income) and expenses:
  Interest expense                     2,821          709            -           591         9,062              -         13,183
  Intercompany interest
   (income) expense                   (1,875)      (5,612)           -         5,514         1,973              -              -
  Interest income                         (7)           -            -             -           (49)            32            (24)
  Intercompany management fee
  (income) expense                      (963)        (929)           -           913           980             (1)             -
  Equity in losses (earnings)
   of subsidiaries                    (1,776)       5,043            -             -             -         (3,267)             -
   Other, net                            951            -            -           114        (1,022)             -             43
                                  ----------    ---------    ---------    ----------    ----------   ------------   ------------
                                        (849)        (789)           -         7,132        10,944         (3,236)        13,202
Income/(loss) from continuing
operations before taxes                2,036          789            -        (5,309)        4,165          2,916          4,597

  Provision for income taxes               -            -            -           409         2,202            625          3,236
                                  ----------    ---------    ---------    ----------    ----------   ------------   ------------

Income/(loss) from continuing
operations                             2,036          789            -        (5,718)        1,963          2,291          1,361

Discontinued operations:
  Income from discontinued
   operations, net of tax                  -            -            -           675             -              -            675
                                  ----------    ---------    ---------    ----------    ----------   ------------   ------------

Net income/(loss)                 $    2,036    $     789    $       -    $   (5,043)   $    1,963   $      2,291   $      2,036
                                  ==========    =========    =========    ==========    ==========   ============   ============

Three Months Ended June 30, 2005
Restated

                                   Jordan       JII          JII
                                 Industries   Holdings     Finance    Guarantors   Non-Guarantors   Eliminations   Consolidated
                                 ----------   ---------   ---------   ----------   ---------------   ------------   ------------
Net Sales                        $        -   $       -   $       -   $   89,496   $        94,360   $          -   $    183,856
Cost of sales, excluding
 depreciation                             -           -           -       65,708            67,506              -        133,214
Selling, general, and
 administrative expenses,
 excluding depreciation              (1,821)          8           -       20,698            14,742              -         33,627
Depreciation                            179           -           -        1,808             1,545              -          3,532
Amortization                              1           -           -           11                30              -             42
Income from sale of affiliates       (4,410)          -           -            -                 -              -         (4,410)
Management fees and other              (626)          -           -          (39)               39              -           (626)
                                 ----------   ---------   ---------   ----------   ---------------   ------------   ------------
  Operating income/(loss)             6,677          (8)          -        1,310            10,498              -         18,477

Other (income) and expenses:
  Interest expense                    2,822         709           -        1,104             9,088              -         13,723
  Intercompany interest
   (income) expense                  (1,643)     (5,475)          -        5,377             1,739              2              -
  Interest income                        (6)          -           -           (1)              (54)            38            (23)
  Intercompany management fee
   (income)expense                     (873)       (978)          -          716             1,136             (1)             -
  Equity in losses of
   subsidiaries                       2,297       5,067           -            -                 -         (7,364)             -
  Other, net                          1,307           -           -           67            (1,345)             -             29
                                 ----------   ---------   ---------   ----------   ---------------   ------------   ------------
                                      3,904        (677)          -        7,263            10,564         (7,325)        13,729

Income/(loss) from continuing
  operations before taxes             2,773         669           -       (5,953)              (66)         7,325          4,748

Provision for income taxes                -           -           -          848             2,206            264          3,318
                                 ----------   ---------   ---------   ----------   ---------------   ------------   ------------

Income/(loss) from continuing
  operations                          2,773         669           -       (6,801)           (2,272)         7,061          1,430

Discontinued operations:
 Income (loss) from
   discontinued operations, net
   of tax                                 -           -           -          232              (391)             -           (159)
 Gain on sale of discontinued
   operations, net of tax                 -           -           -        1,502                 -              -          1,502
                                 ----------   ---------   ---------   ----------   ---------------   ------------   ------------

Net income/(loss)                $    2,773   $     669   $       -   $   (5,067)  $        (2,663)  $      7,061   $     2,773
                                 ==========   =========   =========   ==========   ===============   ============   ============

Six Months Ended June 30, 2006

                                   Jordan       JII          JII
                                 Industries   Holdings     Finance    Guarantors   Non-Guarantors   Eliminations   Consolidated
                                 ----------   ---------   ---------   ----------   ---------------   ------------   ------------
Net Sales                        $        -   $       -   $       -   $  162,782   $       198,887   $          -   $    361,669
Cost of sales,
  excluding depreciation                  -           -           -      116,945           142,665              -        259,610
Selling, general, and
  administrative expenses,
  excluding depreciation             (1,366)          -           -       41,404            27,165           (140)        67,063
Depreciation                            208           -           -        3,596             2,907              -          6,711
Amortization                              2           -           -           21               134              -            157
Income from sale of affiliates       (4,620)          -           -            -                 -              -         (4,620)
Management fees and other                70           -           -         (134)              134              -             70
                                 ----------   ---------   ---------   ----------   ---------------   ------------   ------------
  Operating income                    5,706           -           -          950            25,882            140         32,678

Other (income) and expenses:
  Interest expense                    5,641       1,419           -        1,429            18,185              -         26,674
  Intercompany interest
    (income) expense                 (3,730)    (11,111)          -       10,918             3,923              -              -
  Interest income                       (15)          -           -            -              (116)            64            (67)
  Intercompany management fee
    (income)expense                  (1,853)     (1,814)          -        1,781             1,886              -              -
  Equity in losses (earnings)
    of subsidiaries                  (3,079)     13,177           -            -                 -        (10,098)             -
  Gain on sale of assets                  -           -           -            -            (6,306)             -         (6,306)
  Other, net                          2,361           -           -          622            (1,585)             -          1,398
                                 ----------   ---------   ---------   ----------   ---------------   ------------   ------------
                                       (675)      1,671           -       14,750            15,987        (10,034)        21,699

Income/(loss) from continuing
  operations before taxes             6,381      (1,671)          -      (13,800)            9,895         10,174         10,979

Provision for income taxes                -           -           -          828             3,985          1,207          6,020
                                 ----------   ---------   ---------   ----------   ---------------   ------------   ------------

Income/(loss) from continuing
  operations                          6,381      (1,671)          -      (14,628)            5,910          8,967          4,959

Discontinued operations:
 Income (loss) from
   discontinued operations, net
   of tax                                 -           -           -        1,451               (29)             -          1,422
                                 ----------   ---------   ---------   ----------   ---------------   ------------   ------------

Net income/(loss)                $    6,381   $  (1,671)  $       -   $  (13,177)  $         5,881   $      8,967   $      6,381
                                 ==========   =========   =========   ==========   ===============   ============   ============

Six Months Ended June 30, 2005
Restated

                                   Jordan       JII          JII
                                 Industries   Holdings     Finance    Guarantors   Non-Guarantors   Eliminations   Consolidated
                                 ----------   ---------   ---------   ----------   ---------------   ------------   ------------
Net Sales                        $        -   $       -   $       -   $  174,092   $       180,660   $          -   $    354,752
Cost of sales,
  excluding depreciation                  -           -           -      127,817           129,939              -        257,756
Selling, general, and
  administrative expenses,
  excluding depreciation             (2,290)          8           -       41,442            29,696              -         68,856
Depreciation                            359           -           -        3,783             3,086              -          7,228
Amortization                              2           -           -           21                60              -             83
Income from sale of affiliates       (4,410)          -           -            -                 -              -         (4,410)
Management fees and other              (596)          -           -          (69)               69              -           (596)
                                 ----------   ---------   ---------   ----------   ---------------   ------------   ------------
  Operating income                    6,935          (8)          -        1,098            17,810              -         25,835

Other (income) and expenses:
  Interest expense                    5,650       1,419           -        2,174            18,013              -         27,256
  Intercompany interest
    (income) expense                 (3,267)    (10,844)          -       10,649             3,459              3              -
  Interest income                       (14)          -           -           (1)             (140)            75            (80)
  Intercompany management fee
    (income)expense                  (1,666)     (1,879)          -        1,408             2,138             (1)             -
  Equity in losses (earnings)
    of subsidiaries                  10,675      12,953           -            -                 -        (23,628)             -
  (Gain)/loss on sale of
    subsidiary                         (273)          -           -           22                 -              -           (251)
  Other, net                          2,573           -           -           88            (2,599)             -             62
                                 ----------   ---------   ---------   ----------   ---------------   ------------   ------------
                                     13,678       1,649           -       14,340            20,871        (23,551)        26,987

Income/(loss) from continuing
  operations before taxes            (6,743)     (1,657)          -      (13,242)           (3,061)        23,551         (1,152)

Provision for income taxes                -           -           -        1,507             3,964            885          6,356
                                 ----------   ---------   ---------   ----------   ---------------   ------------   ------------

Income/(loss) from continuing
operations                           (6,743)     (1,657)          -      (14,749)           (7,025)        22,666         (7,508)

Discontinued operations:
Income/(loss) from
  discontinued operations, net
  of tax                                  -           -           -          294            (1,031)             -           (737)
 Gain on sale of discontinued
   operations, net of tax                 -           -           -        1,502                 -              -          1,502
                                 ----------   ---------   ---------   ----------   ---------------   ------------   ------------

Net income/(loss)                $   (6,743)  $  (1,657)  $       -   $  (12,953)  $        (8,056)  $     22,666   $     (6,743)
                                 ==========   =========   =========   ==========   ===============   ============   ============

Balance Sheet as of June 30, 2006

                                    Jordan        JII           JII                       Non-
                                  Industries    Holdings      Finance     Guarantors    Guarantors   Eliminations   Consolidated
                                  ----------    ---------    ---------    ----------    ----------   ------------   ------------
Current assets:
    Cash and equivalents          $    2,543    $       -    $       -    $    2,003    $    9,878   $          -   $     14,424
    Intercompany receivables          50,927      (42,339)           -        (5,804)       20,881        (23,665)             -
    Accounts receivable, net               -            -            -        45,053        76,711              -        121,764
    Inventories                            -            -            -        72,306        65,780              -        138,086
    Assets of discontinued
     operations                            -            -            -         8,889           373              -          9,262
    Income tax receivable                  -            -            -             -         1,101              -          1,101
    Prepaids and other
     current assets                    2,443            -            -         4,738         3,845         (2,398)         8,628
                                  ----------    ---------    ---------    ----------    ----------   ------------   ------------
    Total current assets              55,913      (42,339)           -       127,185       178,569        (26,063)       293,265

Property, plant and equipment,
  net                                    842            -            -        37,693        35,684              -         74,219
Investments and advances to
  affiliates                           1,529            -            -             -        12,344              -         13,873
Investments in subsidiaries           57,167      216,793            -             -             -       (273,960)             -
Equity in earnings of
  subsidiaries                      (240,612)    (117,937)           -             -             -        358,549              -
Goodwill, net                              -            -            -        50,370       182,345        (13,274)       219,441
Intercompany notes receivable         (1,000)     216,533            -             -         1,000       (216,533)             -
Other assets                             109        2,129            -         1,170         3,792              -          7,200
                                  ----------    ---------    ---------    ----------    ----------   ------------   ------------
    Total assets                  $ (126,052)   $ 275,179    $       -    $  216,418    $  413,734   $   (171,281)  $    607,998
                                  ==========    =========    =========    ==========    ==========   ============   ============

Current liabilities:
  Accounts payable                $        -    $       -    $       -    $   24,937    $   47,092   $          -   $     72,029
  Accrued liabilities                 24,159        9,390            -        20,476        17,526         (2,997)        68,554
  Intercompany payables                    -            -            -        (1,825)       17,322        (15,497)             -
  Liabilities of discontinued
   operations                              -            -            -         4,584             -              -          4,584
  Current portion of long
   term debt                               -            -            -        12,009       315,972              -        327,981
                                  ----------    ---------    ---------    ----------    ----------   ------------   ------------
  Total current liabilities           24,159        9,390            -        60,181       397,912        (18,494)       473,148

Long term debt                       122,113      190,233            -         6,701         1,842              -        320,889
Other non current liabilities         22,526            -            -         8,369         5,128              -         36,023
Intercompany note payable            (49,805)           -            -       234,616        31,722       (216,533)             -
Deferred income taxes                 (2,271)           -            -       (17,043)       35,356          1,230         17,272
Preferred stock of a subsidiary         (350)           -            -        41,531         3,090        (41,181)         3,090

Shareholders equity (deficit)       (242,424)      75,556            -      (117,937)      (61,316)       103,697       (242,424)
                                  ----------    ---------    ---------    ----------    ----------   ------------   ------------
    Total liabilities and
      shareholders equity         $ (126,052)   $ 275,179    $       -    $  216,418    $  413,734   $   (171,281)  $    607,998
                                  ==========    =========    =========    ==========    ==========   ============   ============

Balance Sheet as of December 31, 2005
Restated

                                    Jordan        JII           JII                     Non-
                                  Industries    Holdings      Finance   Guarantors   Guarantors   Eliminations  Consolidated
                                  ----------    --------      -------   ----------   ----------   ------------  ------------
Current assets:
    Cash and equivalents          $    2,135    $      -      $     -   $    1,300   $   12,249   $          -  $     15,684
    Intercompany receivables          38,896     (38,516)           -       (4,364)      16,803        (12,819)            -
    Accounts receivable, net               -           -            -       39,027       68,820              -       107,847
    Inventories                            -           -            -       67,024       56,726              -       123,750
    Assets of discontinued
     operations                            -           -            -        9,009          415              -         9,424
    Income tax receivable                  -           -            -            -        1,926              -         1,926
    Investments in and
     advances to affiliates           23,015           -            -            -            -              -        23,015
    Prepaids and other
     current assets                    2,890           -            -        7,764        4,079         (4,794)        9,939
                                  ----------    --------      -------   ----------   ----------   ------------  ------------
    Total current assets              66,936     (38,516)           -      119,760      161,018        (17,613)      291,585

Property, plant and
 equipment, net                        1,045           -            -       39,938       35,706              -        76,689
Investments and advances to
 affiliates                            1,700           -            -            -       12,344              -        14,044
Investments in subsidiaries           55,476     211,890            -            -            -       (267,366)            -
Equity in earnings of
 subsidiaries                       (259,593)   (114,472)           -            -            -        374,065             -
Goodwill, net                              -           -            -       49,819      181,980        (13,274)      218,525
Intercompany notes
 receivable                           (1,000)    206,345            -            -        1,000       (206,345)            -
Other assets                             140       3,548            -        2,029        4,807              -        10,524
                                  ----------    --------      -------   ----------   ----------   ------------  ------------
    Total assets                  $ (135,296)   $268,795      $     -   $  211,546   $  396,855   $   (130,533) $    611,367
                                  ==========    ========      =======   ==========   ==========   ============  ============

Current liabilities:
    Accounts payable              $        -    $      -      $     -   $   20,582   $   37,238   $          -  $     57,820
    Accrued liabilities               27,775       9,389            -       22,893       17,438         (5,232)       72,263
    Intercompany payables                  -           -            -      (10,087)      13,189         (3,102)            -
    Liabilities of
     discontinued operations               -           -            -        4,609            -              -         4,609
    Current portion of long
     term debt                           530           -            -       24,489      293,961              -       318,980
                                  ----------    --------      -------   ----------   ----------   ------------  ------------

    Total current liabilities         28,305       9,389            -       62,486      361,826         (8,334)      453,672

PLong term debt                      121,559     201,500            -        5,127       31,213              -       359,399
Other non current
 liabilities                          18,628           -            -        8,321        5,203              -        32,152
Intercompany note payable            (50,424)          -            -      226,596       31,722       (207,894)            -
Deferred income taxes                 (1,653)          -            -      (16,839)      33,027              -        14,535
Preferred stock of a
 subsidiary                             (350)          -            -       40,327        2,970        (39,977)        2,970

Shareholders equity (deficit)       (251,361)     57,906            -     (114,472)     (69,106)       125,672      (251,361)
                                  ----------    --------      -------   ----------   ----------   ------------  ------------
    Total liabilities and
     shareholders equity          $ (135,296)   $268,795      $     -   $  211,546   $  396,855   $   (130,533) $    611,367
                                  ==========    ========      =======   ==========   ==========   ============  ============

Six Months Ended June 30, 2006

                                        Jordan        JII       JII                     Non-
                                      Industries   Holdings   Finance    Guarantors  Guarantors   Eliminations   Consolidated
                                      ----------   --------   -------    ----------  ----------   ------------   ------------
Net cash (used in) provided by
 operating activities                 $   11,681   $      -   $     -    $  (16,003) $     (570)  $          -   $     (4,892)

Cash flows from investing activities
   Proceeds from sales of
    fixed assets                               -          -         -         2,237       7,183              -          9,420
   Capital expenditures                       (6)         -         -        (2,465)     (2,578)             -         (5,049)
   Intercompany transfers                (40,832)    11,267         -        29,565           -              -              -
   Net proceeds from sale of
    affiliate                             29,565          -         -             -           -              -         29,565
                                      ----------   --------   -------    ----------  ----------   ------------   ------------
Net cash provided by (used
 in) investing activities                (11,273)    11,267         -        29,337       4,605              -         33,936

Cash flows from financing
 activities
   Proceeds from (payments of)
    revolving credit facilities                -          -         -        (9,548)     (4,085)             -        (13,633)
   Repayment of long term
    debt                                       -    (11,267)        -        (3,473)     (5,046)             -        (19,786)
   Proceeds from other
    borrowings                                 -          -         -           390       1,226              -          1,616
                                      ----------   --------   -------    ----------  ----------   ------------   ------------
Net cash (used in) provided
 by financing activities                       -    (11,267)        -       (12,631)     (7,905)             -        (31,803)

Effect of exchange rate
 changes on cash                               -          -         -             -       1,499              -          1,499
                                      ----------   --------   -------    ----------  ----------   ------------   ------------
Net (decrease) increase in cash and
 equivalents                                 408          -         -           703      (2,371)             -         (1,260)
Cash and equivalents at
 beginning of period                       2,135          -         -         1,300      12,249              -         15,684
                                      ----------   --------   -------    ----------  ----------   ------------   ------------
Cash and equivalents at
 end of period                        $    2,543   $      -   $     -    $    2,003  $    9,878   $          -   $     14,424
                                      ==========   ========   =======    ==========  ==========   ============   ============

Six Months Ended June 30, 2005
Restated

                                        Jordan        JII       JII                     Non-
                                      Industries   Holdings   Finance    Guarantors  Guarantors   Eliminations   Consolidated
                                      ----------   --------   -------    ----------  ----------   ------------   ------------
Net cash (used in) provided by
 operating activities                 $    9,605   $      -   $     -    $   (5,711) $    1,228   $          -   $      5,122

Cash flows from investing activities
   Proceeds from sales of
    fixed assets                               -          -         -           258         116              -            374
   Capital expenditures                      (42)         -         -        (1,478)     (1,950)             -         (3,470)
   Intercompany transfers                (17,867)    11,267         -         6,600           -              -              -
   Net proceeds from sale of
    discontinued operations                1,002          -         -             -           -              -          1,002
   Acquisition of subsidiary                   -          -         -             -        (481)             -           (481)
   Net proceeds from sale of
    affiliate                              6,600          -         -             -           -              -          6,600
   Net proceeds from sale of
    subsidiary                             1,075          -         -             -           -              -          1,075
                                      ----------   --------   -------    ----------  ----------   ------------   ------------
Net cash provided by (used
 in) investing activities                 (9,232)    11,267         -         5,380      (2,315)             -          5,100

Cash flows from financing
 activities
   Proceeds from (payments of)
    revolving credit facilities                -          -         -         1,421       3,312              -          4,733
   Repayment of long term
    debt                                       -    (11,267)        -          (752)     (4,823)             -        (16,842)
   Proceeds from other
    borrowings                                 -          -         -           150       3,248              -          3,398
                                      ----------   --------   -------    ----------  ----------   ------------   ------------
Net cash (used in) provided
 by financing activities                       -    (11,267)        -           819       1,737              -         (8,711)

Effect of exchange rate
 changes on cash                               -          -         -             -        (419)             -           (419)
                                      ----------   --------   -------    ----------  ----------   ------------   ------------
Net increase in cash and
 equivalents                                 373          -         -           488         231              -          1,092
Cash and equivalents at
 beginning of period                       2,152          -         -         1,734      11,567              -         15,453
                                      ----------   --------   -------    ----------  ----------   ------------   ------------
Cash and equivalents at
 end of period                        $    2,525   $      -   $     -    $    2,222  $   11,798   $          -   $     16,545
                                      ==========   ========   =======    ==========  ==========   ============   ============

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

Results of Operations

Summarized below are the net sales, operating income (loss) and operating margins (as defined) for each of the Company's business segments for the three month and six month periods ended June 30, 2006 and 2005. Due to the sale of ED&C, a subsidiary of Kinetek, in the second quarter of 2005 and the sale of Pamco in July of 2006, the results of ED&C and Pamco have been classified as discontinued operations in all periods presented. (See Note E to the financial statements.) The following discussion reviews the following segment data and certain of the consolidated financial data for the Company.

                                    Three Months Ended        Six Months Ended
                                          June 30,             June 30, 2006
                                   --------------------     ----------------------
                                      2006       2005         2006         2005
                                   ---------   --------     ---------   ----------
NET SALES:
Specialty Printing and Labeling    $   8,822   $  8,321     $  17,115   $   16,061
Jordan Specialty Plastics             34,964     40,600        69,471       79,596
Jordan Auto Aftermarket               34,215     31,802        66,207       61,806
Kinetek                               96,462     87,433       183,349      167,710
Consumer and Industrial Products      13,094     15,700        25,527       29,579
                                   ---------   --------     ---------   ----------
   Total                           $ 187,557   $183,856     $ 361,669   $  354,752
                                   =========   ========     =========   ==========

OPERATING INCOME (LOSS):
Specialty Printing and Labeling    $     886   $    560     $   1,209   $      917
Jordan Specialty Plastics              1,464      1,139         2,487        2,511
Jordan Auto Aftermarket                1,139       (744)          951         (833)
Kinetek                               13,865     11,045        23,930       18,122
Consumer and Industrial Products      (1,272)      (670)       (3,000)      (2,662)
                                   ---------   --------     ---------   ----------
   Total(a)                        $  16,082   $ 11,330     $  25,577   $   18,055
                                   =========   ========     =========   ==========

OPERATING MARGIN(b)
Specialty Printing and Labeling         10.0%       6.7%          7.1%         5.7%
Jordan Specialty Plastics                4.2%       2.8%          3.6%         3.2%
Jordan Auto Aftermarket                  3.3%      (2.3)%         1.4%        (1.3)%
Kinetek                                 14.4%      12.6%         13.1%        10.8%
Consumer and Industrial Products        (9.7)%     (4.3)%       (11.8)%       (9.0)%
                                   ---------   --------     ---------   ----------
   Total                                 8.6%       6.2%          7.1%         5.1%

----------
(a) Before corporate income and management fee income of $1,717 and $7,147 for the three months ended June 30, 2006 and 2005, respectively, and $7,101 and $7,780 for the six months ended June 30, 2006 and 2005, respectively.

(b)   Operating margin is operating income (loss) divided by net sales.

CONSOLIDATED RESULTS. (See Condensed Consolidated Statement of Operations.)

Net sales from continuing operations increased $3.7 million, or 2.0%, to $187.6 million for the second quarter of 2006 from $183.9 million last year. Net sales from continuing operations increased $6.9 million, or 1.9%, to $361.7 million through the first half of 2006 from $354.8 million last year. The increase in sales for the second quarter was primarily due to solid growth at Kinetek and the Jordan Automotive Aftermarket segment, which grew 10.3% and 7.6%, respectively. These increases were partially offset by a 13.9% decline in the Jordan Specialty Plastics segment and a 16.6% decline in the Consumer and Industrial Products segment. The improved economy helped Kinetek but most of the growth in this segment continues to come from the introduction of the new products and market share gains in several niche markets. The sales growth at Jordan Automotive Aftermarket throughout the first half is primarily the result of share gains in the climate control segment and the impact of the Coolstar acquisition completed in the third quarter of 2005. The sales decline at Jordan Specialty Plastics was driven by reduced sales of certain hardware products to the wholesale distribution channel due to the limited availability of insulation material used in the products offset partially by sales growth in office products and reflector products. Kinetek and Jordan Specialty Plastics both had improved success with passing along raw material inflation through increased selling prices, some of which do not become effective until the third quarter.

Operating income from continuing operations decreased $0.7 million, or 3.7%, to $17.8 million for the second quarter of 2006 from $18.5 million for the same period last year. Operating income from continuing operations increased $6.8 million, or 26.5%, to $32.6 million through the first half of 2006 from $25.8 million for the same period last year. The most significant increase in operating income was the gain on sale of affiliates of $4.6 million (see Note M) during the first quarter of 2006. In addition, operating income was driven by the operating income associated with the increased sales at Kinetek along with improved operating margins. Also, Kinetek recorded certain expenses associated with the rationalization of facilities in the first quarter of 2005 that were not repeated in the first quarter of 2006. Second quarter operating income at Jordan Automotive Aftermarket increased $1.8 million due to improved results at Alma Products operations and the impact of the Coolstar acquisition. Increased operating income for the second quarter at Jordan Specialty Plastics benefited from selling price increases and charges of approximately $1.0 million recorded in the second quarter of 2005 for increased accruals and reserves in foreign operations. These increases in operating income at Jordan Specialty Plastics were partially offset by the lower hardware product sales.

SPECIALTY PRINTING AND LABELING. As of June 30, 2006, the Specialty Printing and Labeling group ("SPL") consisted of Valmark and Seaboard.

Net sales from continuing operations increased $0.5 million, or 6.0%, to $8.8 million for the second quarter of 2006 from $8.3 million for the same period last year. Net sales of continuing operations increased $1.1 million, or 6.6%, to $17.1 million through the first half of 2006 from $16.0 million for the same period last year. Revenues for Valmark product lines and Seaboard folding box products increased 8.0% and 4.0% respectively in the second quarter. Sales related to membrane switch and screen printing products were up well over last year largely driven by sales in the medical equipment and instrumentation products. Seaboard sales increases were largely driven by an improved economy and share gains with key customers.

Operating income from continuing operations increased $0.3 million, or 58.2%, to $0.9 million for the second quarter of 2006 from $0.6 million for the same period last year. Operating income from continuing operations increased $0.3 million, or 31.8%, to $1.2 million through the first half of 2006 from $0.9 million for the same period last year. The increase in operating income is largely due to improved operating margins at Valmark and Seaboard. The sales growth at Valmark and Seaboard combined with the benefit of cost reduction initiatives and a favorable sales mix were the significant drivers of the increased operating income. Increased operating income through the first half includes expenses of $0.4 million mostly related to the JII Promotions building which was sold during the first half of 2006.

JORDAN SPECIALTY PLASTICS. As of June 30, 2006, the Jordan Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales decreased $5.6 million, or 13.9%, to $35.0 million for the second quarter of 2006 from $40.6 million for the same period last year. Net sales decreased $10.1 million, or 12.7%, to $69.5 million through the first half of 2006 from $79.6 million for the same period last year. The decrease in sales in the second quarter and first half was driven by reduced sales of hardware products through the wholesale distribution channel due to the limited availability of insulation material used in the products. This decline was offset partially by the impact of a stronger economy, the introduction of several new products, market share gains, and selling price increases. Revenues were up significantly at several of the large office products distributors. Sales of chairmats to large distributors and wholesale retailers were also stronger in the second quarter. Continued sales growth in Asia throughout the first half also contributed to the increased sales of Office Products. Sales to one of the large home improvement customers were significantly lower for the first quarter as a result of what appeared to be an aggressive inventory reduction initiative, negatively impacting first half sales. Sales of bike related products and safety reflectors for commercial trucks also increased significantly throughout the first half. In the second quarter, Jordan Specialty Plastics has experienced improved success with passing along raw material inflation through increased selling prices, some of which do not become effective until the third quarter.

Operating income increased $0.3 million, or 28.5%, to $1.4 million for the second quarter of 2006 from $1.1 million for the same period last year. Operating income through the first half of 2006 remained relatively flat compared to the same period last year. Increased operating income for the second quarter benefited from selling price increases and charges of approximately $1.0 million recorded in the second quarter of 2005 for increased accruals and reserves in foreign operations. Inefficiencies associated with the transition of the Niles manufacturing operations to Indianapolis and China continued through most of the first quarter and negatively impacted the first half results. Absorption costs associated with the precipitous sales decline of certain hardware products as described above also contributed to the decline in operating income throughout the first half. The Company continues to pursue cost reduction initiatives and price increases to overcome the increased raw material costs.

JORDAN AUTO AFTERMARKET. As of June 30, 2006, the Jordan Auto Aftermarket group ("JAAI") consisted of Dacco, Alma and Atco.

Net sales increased $2.4 million, or 7.6%, to $34.2 million for second quarter of 2006 from $31.8 million for the same period last year. Net sales increased $4.4 million, or 7.1%, to $66.2 million through the first half of 2006 from $61.8 million for the same period last year. The evaporator product line acquired from Coolstar in the fourth quarter of 2005 contributed significantly to the increased sales for the second quarter and first half of 2006. Sales of air compressors increased approximately 13% in the second quarter and 16% through the first half primarily as a result of share gains with targeted wholesale distributors. Sales of torque converters to the non-OEM automotive aftermarket were flat with prior year through the first half. Sales of torque converters to original equipment manufacturers decreased approximately 12% through the first half partially due to special sales incentives offered by our largest customer to their customers in the fourth quarter of 2005 as well as better warranty experience on new vehicles. Dacco continues to open new stores in selected geographic regions which have offset a general market decline through the first half. Sales of tubing assemblies and fittings for the truck market were up approximately 30% in the second quarter and approximately 25% through the first half due to a stronger economy and many companies updating their fleets in advance of the new emissions standards set to become effective in 2007. Hose assemblies and AC fittings sales were also stronger through the first half due to share gains and a special military order.

Operating income increased $1.8 million to operating income of $1.1 million for the second quarter of 2006 from a loss of $0.7 million for the same period last year. Operating income increased $1.8 million to operating income of $1.0 million through the first half of 2006 from a loss of $0.8 million for the same period last year.

Increased operating income associated with sales growth described above was partially offset by the initial increased operating costs associated with recently opened DACCO stores. Improved operating income was largely the result of improved results at Alma Products operations and the impact of the Coolstar acquisition. Management continues to reduce the cost structure through lean manufacturing and other cost reduction initiatives as a means to improve profitability and position the Company for additional sales growth.

KINETEK. As of June 30, 2006, the Kinetek group consisted of Imperial Group, Merkle-Korff, FIR, Motion Control, Advanced DC and DeSheng.

Net sales increased $9.0 million, or 10.3%, to $96.5 million for the second quarter of 2006 from $87.4 million for the same period last year. Net sales increased $15.6 million, or 9.3%, to $183.3 million through the first half of 2006 from $167.7 million for the same period last year. The subfractional sales increases for both periods were led by strong demand for gearmotors sold to manufacturers of alternative fuel pellet stoves. Rising global energy prices have stimulated significant growth of this product for sale in North America and Europe. The fractional and integral motors increases in both periods were due primarily to favorable conditions in most of Kinetek's principal markets in North America and Europe, plus net increases in market share. Kinetek has experienced significant growth from sales of motors used in commercial floor care and golf cars, as well as from the introduction of AC motors used in material handling applications which have traditionally been served with DC motors. These increases were partially offset by the unfavorable impact of the Euro on European sales when translated into dollars. The stronger dollar caused unfavorable translation impacts to consolidated net sales of $1.0 million for the second quarter of 2006, and $2.0 million for the year to date. Kinetek's controls segment sales increase for both periods were led by higher shipments of Kinetek's "I" family of elevator control products, which are up over 100% from 2005. These increases are partially offset by lower shipments of Kinetek's traditional control products, which are being cannibalized by the "I" family of controllers.

Operating income from continuing operations increased $2.8 million, or 25.5%, to $13.9 million for the second quarter of 2006 from $11.0 million for the same period last year. Operating income increased $5.8 million, or 32.0%, to $23.9 million through the first half of 2006 from $18.1 million for the same period last year. The increases in operating margins are primarily attributable to the sales increases described above. In addition, several key factors affected the operating margins: 1) During the first half of 2005, Kinetek incurred approximately $0.7 million in expenses and operating inefficiencies associated with the integration of the O. Thompson operations which were acquired in September, 2004, and other facility rationalization actions. These expenses had a favorable impact on the first six months of 2006 in comparison with the previous year. 2) Since 2003, and continuing through the first half of 2006, Kinetek has experienced severe increases in market prices paid for parts used in the assembly of motors, especially copper, steel, and zinc, and increases in the prices of plastic components and freight and transportation associated with rising global oil prices. 3) Kinetek has increased revenue by raising prices to customers and imposing surcharges linked to the cost of key commodities to partially offset the aforementioned inflation. 4) Kinetek's ongoing productivity actions, including rationalization of facilities and relocation of production to low-cost locales, have a favorable impact on operating margin, providing further offset to the aforementioned inflation. Selling, general, and administrative expenses ("SG&A") decreased $1.0 million for the quarter and $1.6 million through the first half of 2006. The reduction is primarily driven by the timing of certain normal corporate overhead expenses which are expected to be incurred later in 2006, and to Kinetek's ongoing productivity actions. In addition, a $0.3 million gain from the sale of its land and building, once associated with its Gear Research facility, was recorded as a reduction of these expenses.

CONSUMER AND INDUSTRIAL PRODUCTS. As of June 30, 2006, the Consumer and Industrial Products group consisted of Welcome Home LLC and its two divisions, Cape Craftsmen and Welcome Home, and GramTel.

Net sales decreased $2.6 million, or 16.6%, to $13.1 million for the second quarter of 2006 from $15.7 million for the same period last year. Net sales decreased $4.1 million, or 13.7%, to $25.5 million through the first half of 2006 from $29.6 million for the same period last year. Sales for Cape and Welcome Home consolidated decreased 17.7% in the second quarter and 14.9% through the first half. Comparable store sales at Welcome Home decreased 9.3% in the second quarter and are 5.1% below prior year through the first half. Cape Craftsman sales to third parties decreased substantially as a result of increased competition at key accounts. Cho-Pat was sold in March of 2005 and represents $0.4 million of the CIP sales decrease in the first half of 2006 as compared with prior year.

Operating income decreased $0.6 million to a loss of $1.3 million for the second quarter of 2006 from a loss of $0.7 million for the same period last year. Operating income decreased $0.3 million to an operating loss of $3.0 million from a loss of $2.7 million for the same period last year. Merchandise margins increased slightly at Welcome Home due to the new merchandising strategy and the completion of the inventory turnover. The reduced third party sales at Cape Craftsman and lower Welcome Home sales were the primary drivers of the reduced operating income in the second quarter and first half. Improved operating income at Gramtel partially offset the decreased operating income of Cape Craftsman and Welcome Home.

      Liquidity and Capital Resources.

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, and debt repayment. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion.

The Company had approximately $(184.6) million of working capital at June 30, 2006, compared to approximately $(166.9) million at December 31, 2005. The negative working capital in 2006 and 2005 is the result of the reclassification of $270.0 million of Kinetek's Senior Notes from long term to current based on their maturity date. Currently, the Company is contemplating various avenues of redeeming or refinancing this debt, and management is confident that it will do so prior to maturity.

Operating activities. Net cash used in operating activities for the six months ended June 30, 2006 was $4.9 million compared to net cash provided by operating activities of $5.1 million during the same period in 2005. The change in operating activities is primarily due to an increase in inventory in the current year. Kinetek's inventory is $7.7 million higher through the first six months compared to the same period last year due to the general increase in their business which is running significantly higher than last year. In addition, Jordan Auto Aftermarket's inventory is $1.7 million higher through the first six months compared to the same period last year because they added some new product lines from prior year and has more seasonal increases compared to the same period last year.

Investing activities. Net cash provided by investing activities for the six months ended June 30, 2006 was $33.9 million compared to net cash provided by investing activities of $5.1 million during the same period in 2005. In 2006, the increase in net cash provided by investing activities was primarily due to net proceeds of $29.6 million from the sale of an affiliate and $9.4 million from the sale of fixed assets, of which $6.3 million related to the sale of non-operating assets. This is compared to $1.1 million of proceeds from the sale of Cho-Pat in the first quarter of 2005, $6.6 million from the sale of affiliates and proceeds from the sale of fixed assets of $0.4 million.

Financing activities. Net cash used in financing activities for the six months ended June 30, 2006 was $31.8 million compared to net cash used in financing activities of $8.7 million during the same period in 2005. The increase in cash used in financing activities is primarily due to higher repayments of borrowings under revolving credit facilities in 2006.

The Company is party to two credit agreements under which the Company is able to borrow up to $80.0 million based on the value of certain assets, to fund acquisitions, provide working capital and for other general corporate purposes. Both credit agreements mature in 2006 and all borrowings outstanding under these agreements are classified as current liabilities as of June 30, 2006. The agreements are secured by a first priority security interest in substantially all of the Company's assets. As of June 30, 2006, the Company had approximately $30.7 million of available funds under these arrangements.

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

Further, the Company has evaluated its holdings of investments in affiliates and, when appropriate, will sell certain investments, similar to the sale of the Company's investments in DMS Holdings Inc, Mabis Healthcare Holdings Inc., Flavor and Fragrance

Holdings Inc., JIR Broadcast, Inc. and JIR Paging as described in the 2005 10-K and the Company's quarterly filings. The Company believes that through its efforts discussed above, in conjunction with opportunistic sales of assets, the Company will have sufficient liquidity to meet its obligations in the coming year. As noted, the Company's subsidiary Kinetek has long-term debt that matures in the current year. The Company is contemplating various avenues of retiring and/or refinancing this debt, and management is confident that it will do so prior to maturity. If the Company is unable to refinance or enter into a transaction that allows it to pay off this debt, then there is substantial doubt about the Company's ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At June 30, 2006, the Company had $24.0 million of variable rate debt outstanding. A one-percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.2 million. The Company does not believe that its market risk financial instruments on June 30, 2006 would have a material effect on future operations or cash flows.

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

                                                         JORDAN INDUSTRIES, INC.

August 14, 2006                                    By: /s/ Norman R. Bates
                                                       -----------------------
                                                       Norman R. Bates
                                                       Chief Financial Officer

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