Form 10-Q
period 2006-09-30
JORDAN INDUSTRIES INC
filed 2006-11-14
CIK 839484

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2006

Commission File Number 33-24317

                             JORDAN INDUSTRIES, INC.
               (Exact name of registrant as specified in charter)

                 Illinois                                         36-3598114
     (State or other jurisdiction of                           (I.R.S. Employer
      Incorporation or organization)                         Identification No.)

       ArborLake Centre, Suite 550
           1751 Lake Cook Road
           Deerfield, Illinois                                      60015
(address of Principal Executive Offices)                          (Zip Code)

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

                                Yes [ ] No [X]


     The number of shares outstanding of Registrant's Common Stock as of November 14, 2006: 98,501.0004.

                             JORDAN INDUSTRIES, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I. Financial Information
   Item 1. Financial Statements
      Condensed Consolidated Balance Sheets at September 30, 2006
         (Unaudited) and December 31, 2005                                  3
      Condensed Consolidated Statements of Operations for the Three
         Months Ended September 30, 2006 and 2005 (Unaudited) and the
         Nine Months Ended September 30, 2006 and 2005 (Unaudited)          4
      Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2006 and 2005 (Unaudited)               5
      Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                        6
   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  20
   Item 3. Quantitative and Qualitative Disclosures About Market Risk      26
   Item 4. Controls and Procedures                                         26

Part II. Other Information                                                 27
   Item 1. Legal Proceedings
   Item 1A. Risk Factors
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
   Item 3. Defaults Upon Senior Securities
   Item 4. Submissions of Matters to a Vote of Security Holders
   Item 5. Other Information
   Item 6. Exhibits

                             JORDAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                         September 30,   December 31,
                                                              2006           2005
                                                         -------------   ------------
                                                          (Unaudited)     (Restated)
ASSETS
Current Assets:
   Cash and cash equivalents                               $   9,375      $  15,699
   Accounts receivable, net                                   44,018         39,761
   Inventories                                                69,858         66,235
   Assets of discontinued operations (See Note E)            384,499        373,796
   Investment in and advances to affiliates                       --         23,015
   Prepaid expenses and other current assets                   4,463          5,945
                                                           ---------      ---------
      Total Current Assets                                   512,213        524,451

Property, plant and equipment, net                            44,142         45,756
Investments in and advances to affiliates                      2,117          1,700
Goodwill, net                                                 34,498         33,946
Other assets                                                   2,833          5,514
                                                           ---------      ---------
      Total Assets                                         $ 595,803      $ 611,367
                                                           =========      =========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                        $  23,003      $  23,245
   Accrued liabilities                                        43,391         55,045
   Liabilities of discontinued operations (See Note E)       418,537        412,931
   Current portion of long-term debt                         217,270         25,595
                                                           ---------      ---------
      Total Current Liabilities                              702,201        516,816

Long-term debt, less current portion                         103,049        333,398
Other non-current liabilities                                 32,868         26,949
Deferred income taxes                                        (13,589)       (14,435)

Shareholders' Equity (net capital deficiency):
   Common stock $.01 par value: 100,000 shares
      authorized and 98,501 shares issued and
      outstanding                                                  1              1
   Additional paid-in capital                                  2,116          2,116
   Accumulated other comprehensive income                      4,843          1,542
   Accumulated deficit                                      (235,686)      (255,020)
                                                           ---------      ---------
      Total Shareholders' Deficit                           (228,726)      (251,361)
                                                           ---------      ---------
      Total Liabilities and Shareholders' Deficit          $ 595,803      $ 611,367
                                                           =========      =========

See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             September 30,          September 30,
                                                         --------------------   ---------------------
                                                           2006       2005        2006        2005
                                                         -------   ----------   --------   ----------
                                                                   (Restated)              (Restated)
Net sales                                                $83,755    $91,743     $253,644    $270,792
Cost of sales, excluding depreciation                     61,164     66,992      184,258     199,590
Selling, general and administrative expenses,
   excluding depreciation                                 20,037     21,237       61,747      63,071
Depreciation                                               1,958      2,094        5,906       6,375
Amortization                                                  12         61           35          84
Income from sale of affiliates (see Note M)                   --     (7,966)      (4,620)    (12,376)
Management fees and other                                     35        106          105        (490)
                                                         -------    -------     --------    --------
Operating income                                             549      9,219        6,213      14,538

Other (income) expenses:
   Interest expense                                        3,955      4,651       12,636      14,090
   Interest income                                            (9)       (72)         (26)        (87)
   Gain on sale of assets (See Note N)                        --         --       (6,306)         --
   Gain on sale of subsidiary (See Note K)                    --         --           --        (251)
   Other                                                     422       (202)       1,034        (110)
                                                         -------    -------     --------    --------
                                                           4,368      4,377        7,338      13,642
                                                         -------    -------     --------    --------
Income (loss) from continuing operations before
   income taxes                                           (3,819)     4,842       (1,125)        896

Provision for income taxes                                   692      1,047        2,829       3,487
                                                         -------    -------     --------    --------
Income/(loss) from continuing operations                  (4,511)     3,795       (3,954)     (2,591)

Discontinued operations:
Income (loss) from discontinued operations, net of tax
   (See Note E)                                            2,707        328        8,531      (1,531)
Gain on sale of discontinued operations, net of tax
   (See Note E)                                           14,693         --       14,693       1,502
                                                         -------    -------     --------    --------
Net Income/(Loss)                                        $12,889    $ 4,123     $ 19,270    $ (2,620)
                                                         =======    =======     ========    ========

See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                                             September 30,
                                                         ---------------------
                                                           2006        2005
                                                         --------   ----------
                                                                    (Restated)
Cash flows from operating activities:
   Net income/(loss)                                     $ 19,270    $ (2,620)
      Adjustments to reconcile net income/(loss) to
         net cash provided by (used in) operating
         activities:
         Gain on sale of subsidiary (See Note K)          (14,693)       (251)
         Gain on sale of affiliates (See Note M)           (4,620)     (4,410)
         Gain on refinancing by an affiliate (See
            Note M)                                            --      (7,966)
         Depreciation and amortization                      5,941       6,458
         Amortization of deferred financing fees            2,794       2,847
         Non-cash interest expense                          5,884       5,811
         Deferred income taxes                                846       1,820
         Gain on disposal of fixed assets                  (5,493)        (95)
         Cash flows from operating activities of
            discontinued operations                         7,012      15,641
         Other                                               (794)       (630)
         Changes in operating assets and liabilities:
            Increase in current assets                     (8,045)     (4,174)
            Decrease in current liabilities               (11,896)     (7,112)
            Increase in non-current assets                    (13)       (984)
            (Decrease)/increase in non-current
               liabilities                                   (429)        724
                                                         --------    --------
               Net cash (used in)/provided by
                  operating activities                     (4,236)      5,059

Cash flows from investing activities:
      Proceeds from sale of fixed assets                    8,583         596
      Capital expenditures                                 (4,614)     (2,705)
      Acquisition of subsidiary (See Note F)                   --        (393)
      Net proceeds from sale of affiliates (See
         Note M)                                           29,565       6,600
      Net proceeds from sale of subsidiary (See
         Note K)                                           19,199       1,209
      Net proceeds from sale of affiliated promissory
         note (See Note M)                                     --       9,449
      Net proceeds from refinancing by an affiliate
         (See Note M)                                          --      15,000
      Cash flows from investing activities of
         discontinued operations                           (2,739)     (2,013)
                                                         --------    --------
               Net cash provided by investing
                  activities                               49,994      27,743

Cash flows from financing activities:
      Payments of revolving credit facilities, net        (36,398)     (5,923)
      Repayment of long-term debt                         (24,510)    (18,520)
      Proceeds from other borrowings                        1,417         284
      Cash flows from financing activities of
         discontinued operations                            5,306      (7,757)
                                                         --------    --------
               Net cash used in financing activities      (54,185)    (31,916)

Effect of exchange rate changes on cash of continuing
   operations                                                (476)        165
Effect of exchange rate changes on cash of
   discontinued operations                                  2,579        (850)
                                                         --------    --------
Net (decrease)/increase in cash and cash equivalents       (6,324)        201
Cash and cash equivalents at beginning of period           15,699      15,412
                                                         --------    --------
Cash and cash equivalents at end of period from
   continuing operations                                 $  9,375    $ 15,613
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

B. Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of Jordan Industries, Inc. and its subsidiaries. Material intercompany transactions and balances are eliminated in consolidation. Operations of certain subsidiaries outside the United States are included for periods ending two months prior to the Company's year-end and interim periods to ensure timely preparation of the condensed consolidated financial statements. Certain amounts in the prior year financial statements have been reclassified to conform to the 2006 presentation. Prior year financial statements have been restated to reflect the sale of subsidiaries as discontinued operations.

The Company has recorded income tax expense of $2,829 for the nine months ended September 30, 2006 primarily attributable to foreign taxes, state taxes and the change in the Company's deferred tax liability. Due to the uncertainty of when the goodwill deferred tax liability will reverse, the Company has not considered any future reversal of the deferred tax liability related to goodwill to support the realization of deferred tax assets. Additionally, the Company continues to maintain a full valuation allowance against its deferred tax assets.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt FIN 48 effective at the beginning of 2007. The Company is currently evaluating the impact of adopting FIN 48 on its future results of operations and financial condition.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position effective for the Company on December 31, 2007. Under SFAS 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing December 31, 2007. The Company is currently evaluating the impact that SFAS 158 will have on its consolidated financial position and results of operations, but does not believe the effect will be material.

C. Inventories

Inventories are summarized as follows:

                               September 30,   December 31,
                                   2006            2005
                               -------------   ------------
                                                (Restated)
Raw materials                     $24,985         $24,036
Work-in-process                     3,396           3,492
Finished goods                     41,477          38,707
                                  -------         -------
                                  $69,858         $66,235
                                  =======         =======

D. Comprehensive Income/(Loss)

Total comprehensive income/(loss) for the three months and nine months ended September 30, 2006 and 2005 was as follows:

                                Three Months ended      Nine Months Ended
                                  September 30,           September 30,
                               --------------------   --------------------
                                 2006       2005        2006       2005
                               -------   ----------   -------   ----------
                                         (Restated)             (Restated)
Net income/(loss)              $12,889    $ 4,123     $19,270    $(2,620)
Foreign currency translation       625     (1,154)      3,301     (1,371)
                               -------    -------     -------    -------
Comprehensive income/(loss)    $13,514    $ 2,969     $22,571    $(3,991)
                               =======    =======     =======    =======

E. Discontinued Operations

As discussed in Note O, on November 10, 2006, the Company completed the sale of Kinetek, Inc. ("Kinetek") to Kinetek Acquisition Corp., a subsidiary of The Resolute Fund, L.P., a related party. The sale price was $441,700 prior to adjustments for assumed debt, cash acquired and other fees and expenses. The Resolute Fund is managed and operated by The Jordan Company in New York. On October 2, 2006, the Company sold its ownership in Seaboard Folding Box Corporation ("Seaboard") for cash proceeds of $6,750. As a result, the Company's financial statements reflect both Kinetek and Seaboard as discontinued operations. The Company expects to record a gain on the Kinetek transaction and a loss on the Seaboard transaction in the fourth quarter.

As discussed in Note K, on July 31, 2006 the Company sold its ownership in Pamco Printed Tape and Label Company ("Pamco") for cash proceeds of $19,199. As a result, the Company's financial statements reflect Pamco as a discontinued operation. The Company recorded income of $14,693, net of tax, during the third quarter of 2006 related to this sale.

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

Summarized selected financial information for the discontinued operations is as follows:

                                   Three months ended    Nine months ended
                                      September 30,        September 30,
                                   ------------------   -------------------
                                     2006       2005      2006       2005
                                   --------   -------   --------   --------
Revenues                           $104,190   $96,175   $305,195   $281,803
Income (loss) from discontinued
   operations                         2,707       328      8,531     (1,531)
Income from sale of discontinued
   operations                        14,693        --     14,693      1,502

The major classes of assets and liabilities of the discontinued operations are as follows:

                                   September 30,   December 31,
                                        2006           2005
                                   -------------   ------------
Current assets                        $153,236       $135,533
Property, plant and equipment,
   net                                  30,355         34,195
Goodwill                               185,130        186,568
Other long-term assets                  15,778         17,500
                                      --------       --------
   Assets of discontinued
      operations                       384,499        373,796

Current portion of long-term
   debt                                305,861        293,494
Other current liabilities               80,213         62,634
Long-term debt                             289         28,275
Deferred income taxes                   32,174         28,528
                                      --------       --------
   Liabilities of discontinued
      operations                      $418,537       $412,931
                                      ========       ========

F. Acquisition of Subsidiaries

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

H. Pension Plans and Other Post-Retirement Benefit Plans

The components of net periodic benefit cost for the Company's pension plans for the three months and nine months ended September 30, 2006 and 2005 were as follows:

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                   ------------------   -----------------
                                       2006    2005        2006     2005
                                      -----   -----      -------   -----
Service cost                          $ 183   $ 177      $   549   $ 531
Interest cost                           325     315          975     945
Expected return on plan assets         (335)   (296)      (1,005)   (888)
Prior service costs recognized           11      15           33      45
Recognized net actuarial loss            50      32          150      96
                                      -----   -----      -------   -----
   Net periodic benefit cost          $ 234   $ 243      $   702   $ 729
                                      =====   =====      =======   =====

The components of net periodic benefit cost for the Company's post-retirement healthcare benefit plans for the three months and nine months ended September 30, 2006 and 2005 were as follows:

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                   ------------------   -----------------
                                       2006   2005         2006   2005
                                       ----   ----         ----   ----
Service cost                           $ 41    $37         $123   $111
Interest cost                            69     55          207    165
Prior service costs recognized            2     --            6     --
Recognized net actuarial loss            23      5           69     15
                                       ----    ---         ----   ----
   Net periodic benefit cost           $135    $97         $405   $291
                                       ====    ===         ====   ====

I. Business Segment Information

Summary financial information included in the financial statements of the Company is as follows:

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   ---------------------
                                     2006       2005        2006        2005
                                   -------   ----------   --------   ----------
                                             (Restated)              (Restated)
NET SALES:
Specialty Printing and Labeling    $ 4,706     $ 4,024    $ 13,390    $ 12,092
Jordan Specialty Plastics           33,816      40,369     103,287     119,965
Jordan Auto Aftermarket             29,966      31,011      96,173      92,817
Consumer and Industrial Products    15,267      16,339      40,794      45,918
                                   -------     -------    --------    --------
   Total                           $83,755     $91,743    $253,644    $270,792
                                   =======     =======    ========    ========
OPERATING INCOME (LOSS):
Specialty Printing and Labeling    $   244     $   147    $    305    $    416
Jordan Specialty Plastics              861         773       3,348       3,284
Jordan Auto Aftermarket                264         311       1,215        (522)
Consumer and Industrial Products      (546)       (224)     (3,546)     (2,886)
                                   -------     -------    --------    --------
   Total business segment
      operating income             $   823     $ 1,007    $  1,322    $    292

Corporate (loss)/income (1)           (274)      8,212       4,891      14,246
                                   -------     -------    --------    --------
   Total consolidated operating
      income                       $   549     $ 9,219    $  6,213    $ 14,538
                                   =======     =======    ========    ========

----------
(1) Corporate income for the three and nine months ended September 30, 2005 includes income from refinancing of an affiliate of $7,966. Corporate income for the nine months ended September 30, 2006 and 2005 includes income from the sale of an affiliate of $4,620 and $4,410, respectively.

J. Management Discussion of Liquidity

As discussed in the 2005 10-K, the Company's revolving credit facility expires in December 2006 and contains a provision for the step-down in maximum borrowing capacity during 2006. As of March 1, 2006, the Company's maximum borrowings under this agreement decreased from $55,000 to $45,000. This, coupled with the facts that the Company has its Senior debt and Exchange Notes due in 2007, the Company has experienced operating losses in recent years and the Company has used cash in operating activities, has caused the Company's executive management to evaluate various options to improve the Company's liquidity. To this end, the Company has restructured some of its outstanding debt through the Exchange Offer discussed in this document, the 2005 10-K and the Modification and Waiver Agreements also discussed in the 2005 10-K. The effect of these transactions has been to reduce cash paid for interest in both the current and prior year as well as to provide for further reductions in debt maturity payments if certain financial performance is not achieved. In addition, the Company expects improved operating performance on a consolidated basis in the coming quarters. Specifically, new product development and the continued shift of manufacturing to China in the Specialty Plastics group is expected to improve results. Further, the Company has evaluated its holdings of subsidiaries and investments in affiliates and, when appropriate, will sell certain assets, similar to the sale of the Company's subsidiaries Kinetek, Seaboard and Pamco and the Company's investments in DMS Holdings Inc, Mabis Healthcare Holdings Inc., Flavor and Fragrance Holdings Inc., Fleet Graphics Holdings, JIR Broadcast, Inc. and JIR Paging as described in the 2005 10-K and the Company's quarterly filings. The Company believes that through its efforts discussed above, in conjunction with opportunistic sale of assets, refinancings or market transactions, the Company will have sufficient liquidity to meet its obligations in the current year.

K. Sale of Subsidiary

On July 31, 2006, the Company sold Pamco Printed Tape & Label Company ("Pamco") to Pamco's management team for net cash proceeds of $19,199. Pamco was a member of the Specialty Printing and Labeling Group and is a manufacturer and distributor of a wide variety of printed tapes and labels. The Company recognized income of $14,693, net of tax, related to the sale of Pamco during the third quarter.

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

L. Warranties

The Company provides warranties on certain products for varying lengths of time. The Company estimates the costs that may be incurred and records a liability in the amount of such costs at the time product revenue is recognized. Changes to the Company's product warranty accrual during the nine months ended September 30, 2006 and 2005 are as follows:

                             Nine Months Ended
                               September 30,
                             -----------------
                                2006     2005
                              -------   -----
Balance, beginning of year    $   422   $ 383
Warranties issued               1,577     665
Settlements                    (1,604)   (820)
                              -------   -----
Balance, end of period        $   395   $ 228
                              =======   =====

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

On June 10, 2005, the Company's affiliate, Fleet Graphics Holdings, was sold to management of that company for $6,600. A portion of the proceeds from the sale was used to pay the Company accrued and unpaid management fees and operating expenses which were paid by the Company on behalf of Fleet Graphics Holdings. These repayments totaled $1,577 and $613, respectively. Also as a result of the sale, the Company was paid $1,400 for the termination of its management fee arrangement with Fleet Graphics Holdings and a fee of $1,160 pursuant to certain advisory agreements. The Company also received $1,850 for various fees and charges associated with the transaction. The Company recorded income of $4,410 in the second quarter of 2005 as a result of this transaction.

On July 29, 2005, Healthcare Products Holdings, Inc. ("HPI"), an affiliate of the Company based on partial common ownership, and its operating subsidiary Hoveround, undertook an independent refinancing of its obligations with several new third party lenders. A portion of the proceeds from the refinancing was used to repay obligations to the Company. The Company received proceeds of $15,000 for payment of notes, accrued interest, accrued and unpaid management fees, amounts previously paid by the Company on behalf of HPI and accrued and unpaid financing fees. Due to previous concerns regarding the collectibility of these amounts the Company had reserved against these receivables leaving an unreserved amount of $7,034. As a result, the Company recorded a gain of $7,966 on the transaction. In the fourth quarter of 2005, the Company reversed additional reserves related to HPI resulting in an addition to the previously recorded gain of $618. This gain was recorded as a component of operating income in the fourth quarter of 2005 because the original reserves taken by the Company were charged to operating income. At September 30, 2006, the Company had $178 due from HPI for management fees.

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

O. Subsequent Events

On November 10, 2006, the Company completed the sale of Kinetek, Inc. ("Kinetek") to Kinetek Acquisition Corp., a subsidiary of The Resolute Fund, L.P., a related party. The sale price was $441,700 prior to adjustments for assumed debt, cash acquired and other fees and expenses. The Resolute Fund is managed and operated by The Jordan Company in New York. The results of operations for Kinetek and its respective balance sheets and cash flows have been classified as discontinued operations in the Company's financial statements for all periods presented.

On October 2, 2006, the Company sold its ownership in Seaboard Folding Box Corporation ("Seaboard") for net proceeds of $6,750. The Company expects to record a loss on this transaction in the fourth quarter. The results of operations for Seaboard and its respective balance sheets and cash flows have been classified as discontinued operations in the Company's financial statements for all periods presented.

Seaboard was a member of the Specialty Printing and Labeling group and is a manufacturer of printed folding cartons and boxes, insert packaging and blister pack cards.

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

Three Months Ended September 30, 2006

                                Jordan
                              Industries   JII Holdings   JII Finance   Guarantors   Non-Guarantors   Eliminations   Consolidated
                              ----------   ------------   -----------   ----------   --------------   ------------   ------------
Net Sales                      $     --      $     --         $--         $76,054        $ 7,701        $     --        $83,755
Cost of sales,
   excluding depreciation            --            --          --          55,289          5,875              --         61,164
Selling, general, and
   administrative expenses,
   excluding depreciation           132            --          --          18,711          1,378            (184)        20,037
Depreciation                        104            --          --           1,657            197              --          1,958
Amortization                          2            --          --              10             --              --             12
Management fees and other            35            --          --             (23)            23              --             35
                               --------      --------         ---         -------        -------        --------        -------
   Operating income/(loss)         (273)           --          --             410            228             184            549

Other (income) and
   expenses:
   Interest expense               2,820           710          --             390             35              --          3,955
   Intercompany interest
      (income) expense           (1,982)       (5,750)         --           5,652          2,079               1             --
   Interest income                   (8)           --          --              --             (1)             --             (9)
   Intercompany management
      fee (income) expense         (986)         (776)         --             760          1,002              --             --
   Equity in losses
      (earnings) of
      subsidiaries              (14,098)      (11,499)         --              --             --          25,597             --
   Other, net                     1,092            --          --             106           (776)             --            422
                               --------      --------         ---         -------        -------        --------        -------
                                (13,162)      (17,315)         --           6,908          2,339          25,598          4,368

Income/(loss) from
   continuing operations
   before taxes                  12,889        17,315          --          (6,498)        (2,111)        (25,414)        (3,819)

Provision for income taxes           --            --          --             359             90             243            692
                               --------      --------         ---         -------        -------        --------        -------
Income/(loss) from
   continuing operations         12,889        17,315          --          (6,857)        (2,201)        (25,657)        (4,511)

Discontinued operations:
   Income (loss) from
      discontinued
      operations, net of
      tax                            --            --          --             452          2,324             (69)         2,707
   Income (loss) from sale
      of discontinued
      operations, net of
      tax                            --        (1,522)         --          17,904             --          (1,689)        14,693
                               --------      --------         ---         -------        -------        --------        -------
Net income/(loss)              $ 12,889      $ 15,793         $--         $11,499        $   123        $(27,415)       $12,889
                               ========      ========         ===         =======        =======        ========        =======

Three Months Ended September 30, 2005
Restated

                                Jordan
                              Industries   JII Holdings   JII Finance   Guarantors   Non-Guarantors   Eliminations   Consolidated
                              ----------   ------------   -----------   ----------   --------------   ------------   ------------
Net Sales                       $    --       $    --         $--         $84,723        $ 7,020         $    --        $91,743
Cost of sales,
   excluding depreciation            --            --          --          61,757          5,235              --         66,992
Selling, general, and
   administrative expenses,
   excluding depreciation        (1,064)            6          --          20,283          2,012              --         21,237
Depreciation                        181            --          --           1,771            142              --          2,094
Amortization                          1            --          --              11             49              --             61
Income from sale of
   affiliates                    (7,966)           --          --              --             --              --         (7,966)
Management fees and
   other                             36            --          --             139            (69)             --            106
                                -------       -------         ---         -------        -------         -------        -------
   Operating income/(loss)        8,812            (6)         --             762           (349)             --          9,219

Other (income) and
   expenses:
   Interest expense               2,818           710          --           1,026             97              --          4,651
   Intercompany interest
      (income) expense           (1,735)       (5,569)         --           5,472          1,834              (2)            --
   Interest income                  (17)           --          --             (55)            --              --            (72)
   Intercompany management
      fee (income)expense          (877)         (975)         --             913            938               1             --
   Equity in losses of
      subsidiaries                3,053         6,523          --              --             --          (9,576)            --
   Other, net                     1,447             1          --            (102)        (1,548)             --           (202)
                                -------       -------         ---         -------        -------         -------        -------
                                  4,689           690          --           7,254          1,321          (9,577)         4,377

Income/(loss) from
   continuing operations
   before taxes                   4,123          (696)         --          (6,492)        (1,670)          9,577          4,842

Provision for income
   taxes                             --            --          --              11             84             952          1,047
                                -------       -------         ---         -------        -------         -------        -------
Income/(loss) from
   continuing operations          4,123          (696)         --          (6,503)        (1,754)          8,625          3,795

Discontinued operations:
   Income (loss) from
      discontinued
     operations, net of tax          --            --          --             (20)           385             (37)           328
                                -------       -------         ---         -------        -------         -------        -------
Net income/(loss)               $ 4,123       $  (696)        $--         $(6,523)       $(1,369)        $ 8,588        $ 4,123
                                =======       =======         ===         =======        =======         =======        =======

Nine Months Ended September 30, 2006

                                Jordan        JII       JII
                              Industries   Holdings   Finance   Guarantors   Non-Guarantors   Eliminations   Consolidated
                              ----------   --------   -------   ----------   --------------   ------------   ------------
Net Sales                      $     --    $     --     $--      $230,405        $23,239        $     --       $253,644
Cost of sales,
   excluding depreciation            --          --      --       166,838         17,420              --        184,258
Selling, general, and
   administrative expenses,
   excluding depreciation        (1,234)         --      --        58,543          4,762            (324)        61,747
Depreciation                        312          --      --         5,021            573              --          5,906
Amortization                          4          --      --            31             --              --             35
Income from sale of
   affiliates                    (4,620)         --      --            --             --              --         (4,620)
Management fees and other           105          --      --          (157)           157              --            105
                               --------    --------     ---      --------        -------        --------       --------
   Operating income               5,433          --      --           129            327             324          6,213

Other (income) and
   expenses:
   Interest expense               8,461       2,129      --         1,811            235              --         12,636
   Intercompany interest
      (income) expense           (5,712)    (16,861)     --        16,570          6,002               1             --
   Interest income                  (23)         --      --            --             (3)             --            (26)
   Intercompany
      management fee
      (income)expense            (2,839)     (2,590)     --         2,541          2,888              --             --
   Equity in losses
      (earnings)of
      subsidiaries              (17,177)      1,550      --            --             --          15,627             --
   Gain on sale of assets            --          --      --            --         (6,306)             --         (6,306)
   Other, net                     3,453          --      --           729         (3,148)             --          1,034
                               --------    --------     ---      --------        -------        --------       --------
                                (13,837)    (15,772)     --        21,651           (332)         15,628          7,338

Income/(loss) from
   continuing operations
   before taxes                  19,270      15,772      --       (21,522)           659         (15,304)        (1,125)

Provision for income taxes           --          --      --           956            295           1,578          2,829
                               --------    --------     ---      --------        -------        --------       --------
Income/(loss) from
   continuing operations         19,270      15,772      --       (22,478)           364         (16,882)        (3,954)

Discontinued operations:
   (Loss)income from
   discontinued
   operations, net of tax            --          --      --         3,024          5,640            (133)         8,531
Income (loss) from sale of
   discontinued operations,
   net of tax                        --      (1,522)     --        17,904             --          (1,689)        14,693
                               --------    --------     ---      --------        -------        --------       --------
Net income/(loss)              $ 19,270    $ 14,250     $--      $ (1,550)       $ 6,004        $(18,704)      $ 19,270
                               ========    ========     ===      ========        =======        ========       ========

Nine Months Ended September 30, 2005
Restated

                                Jordan        JII       JII
                              Industries   Holdings   Finance   Guarantors   Non-Guarantors   Eliminations   Consolidated
                              ----------   --------   -------   ----------   --------------   ------------   ------------
Net Sales                      $     --    $     --     $--      $250,822        $19,970        $     --       $270,792
Cost of sales,
   excluding depreciation            --          --      --       184,245         15,345              --        199,590
Selling, general, and
   administrative expenses,
   excluding depreciation        (3,354)         14      --        60,052          6,359              --         63,071
Depreciation                        540          --      --         5,291            544              --          6,375
Amortization                          4          --      --            31             49              --             84
Income from sale of
   affiliates                   (12,376)         --      --            --             --              --        (12,376)
Management fees and other          (560)         --      --            70             --              --           (490)
                               --------    --------     ---      --------        -------        --------       --------
   Operating income              15,746         (14)     --         1,133         (2,327)             --         14,538

Other (income) and
   expenses:
   Interest expense               8,468       2,129      --         3,200            293              --         14,090
   Intercompany interest
     (income) expense            (5,002)    (16,413)     --        16,121          5,293               1             --
   Interest income                  (31)         --      --           (56)            --              --            (87)
   Intercompany
      management fee
      (income)expense            (2,543)     (2,854)     --         2,321          3,076              --             --
   Equity in losses
      (earnings)of
      subsidiaries               13,727      19,467      --            --             --         (33,194)            --
   (Gain)/loss on sale of
      subsidiary                   (273)         --      --            22             --              --           (251)
   Other, net                     4,020          --      --           (13)        (4,117)             --           (110)
                               --------    --------     ---      --------        -------        --------       --------
                                 18,366       2,329      --        21,595          4,545         (33,193)        13,642

Income/(loss) from
   continuing operations
   before taxes                  (2,620)     (2,343)     --       (20,462)        (6,872)         33,193            896
Provision for income
   taxes                             --          --      --         1,506            135           1,846          3,487
                               --------    --------     ---      --------        -------        --------       --------
Income/(loss) from
   continuing operations         (2,620)     (2,343)     --       (21,968)        (7,007)         31,347         (2,591)

Discontinued operations:
Income/(loss) from
   discontinued
   operations, net of tax            --          --      --           999         (2,418)           (112)        (1,531)
Income on sale of
   discontinued
   operations, net of tax            --          --      --         1,502             --              --          1,502
                               --------    --------     ---      --------        -------        --------       --------
Net income/(loss)              $ (2,620)   $ (2,343)    $--      $(19,467)       $(9,425)       $ 31,235       $ (2,620)
                               ========    ========     ===      ========        =======        ========       ========

Balance Sheet as of September 30, 2006

                                Jordan        JII         JII                     Non-
                              Industries    Holdings    Finance   Guarantors   Guarantors   Eliminations   Consolidated
                              ----------   ----------   -------   ----------   ----------   ------------   ------------
Current assets:
      Cash and equivalents    $     146     $     --      $--      $  1,932     $  7,297     $      --      $   9,375
      Intercompany
         receivables             65,218      (70,823)      --        (6,705)      21,218        (8,908)            --
      Accounts receivable,
         net                         --           --       --        40,036        3,982            --         44,018
      Inventories                    --           --       --        66,795        3,063            --         69,858
      Assets of
         discontinued
         operations                  --           --       --        12,464      372,035            --        384,499
      Prepaids and other
         current assets           1,785           --       --         3,470          408        (1,200)         4,463
                              ---------     --------      ---      --------     --------     ---------      ---------
      Total current assets       67,149      (70,823)      --       117,992      408,003       (10,108)       512,213

Property, plant and
   equipment, net                   739           --       --        35,800        7,603            --         44,142
Investments and advances to
   affiliates                     2,117           --       --            --           --            --          2,117
Investments in subsidiaries      58,032      220,988       --            --           --      (279,020)            --
Equity in earnings of
   subsidiaries                (237,935)     (99,090)      --            --           --       337,025             --
Goodwill, net                        --           --       --        46,528        1,244       (13,274)        34,498
Intercompany notes
   receivable                    (1,000)     217,805       --            --        1,000      (217,805)            --
Other assets                         94        1,419       --           746          574            --          2,833
                              ---------     --------      ---      --------     --------     ---------      ---------
      Total assets            $(110,804)    $270,299      $--      $201,066     $418,424     $(183,182)     $ 595,803
                              =========     ========      ===      ========     ========     =========      =========
Current liabilities:
   Accounts payable           $      --     $     --      $--      $ 19,523     $  3,480     $      --      $  23,003
   Accrued liabilities           22,058        3,756       --        18,887          652        (1,962)        43,391
   Intercompany payables             --           --       --       (18,672)      19,410          (738)            --
   Liabilities of
      discontinued
      operations                     --           --       --         1,153      417,384            --        418,537
   Current portion of long
      term debt                  27,340      184,600       --         4,435          895            --        217,270
                              ---------     --------      ---      --------     --------     ---------      ---------
   Total current
      liabilities                49,398      188,356       --        25,326      441,821        (2,700)       702,201

Long term debt                   94,786           --       --         6,576        1,687            --        103,049
Other non current
   liabilities                   24,475           --       --         8,393           --            --         32,868
Intercompany note payable       (48,116)          --       --       234,198       31,722      (217,804)            --
Deferred income taxes            (2,271)          --       --       (16,483)       3,587         1,578        (13,589)
Preferred stock of a
   subsidiary                      (350)          --       --        42,146           --       (41,796)            --
Shareholders equity
   (deficit)                   (228,726)      81,943       --       (99,090)     (60,393)       77,540       (228,726)
                              ---------     --------      ---      --------     --------     ---------      ---------
      Total liabilities
         and shareholders
         equity               $(110,804)    $270,299      $--      $201,066     $418,424     $(183,182)     $ 595,803
                              =========     ========      ===      ========     ========     =========      =========


Balance Sheet as of December 31, 2005
Restated

                                Jordan         JII        JII                     Non-
                              Industries    Holdings    Finance   Guarantors   Guarantors   Eliminations   Consolidated
                              ----------   ----------   -------   ----------   ----------   ------------   ------------
Current assets:
      Cash and equivalents    $   2,135    $      --      $--     $   1,315     $ 12,249     $      --      $  15,699
      Intercompany
         receivables             38,896      (38,516)      --        (4,364)      16,803       (12,819)            --
      Accounts receivable,
         net                         --           --       --        36,426        3,335            --         39,761
      Inventories                    --           --       --        63,761        2,474            --         66,235
      Assets of
         discontinued
         operations                  --           --       --        21,903      351,893            --        373,796
      Investments in and
         advances to
         affiliates              23,015           --       --            --           --            --         23,015
      Prepaids and other
         current assets           2,890           --       --         7,420          429        (4,794)         5,945
                              ---------    ---------      ---     ---------     --------     ---------      ---------
      Total current assets       66,936      (38,516)      --       126,461      387,183       (17,613)       524,451

Property, plant and
   equipment, net                 1,045           --       --        37,759        6,952            --         45,756
Investments and advances to
   affiliates                     1,700           --       --            --           --            --          1,700
Investments in subsidiaries      55,476      211,890       --            --           --      (267,366)            --
Equity in earnings of
   subsidiaries                (259,593)    (114,472)      --            --           --       374,065             --
Goodwill, net                        --           --       --        45,976        1,244       (13,274)        33,946
Intercompany notes
   receivable                    (1,000)     206,345       --            --        1,000      (206,345)            --
Other assets                        140        3,548       --         1,350          476            --          5,514
                              ---------    ---------      ---     ---------     --------     ---------      ---------
      Total assets            $(135,296)   $ 268,795      $--     $ 211,546     $396,855     $(130,533)     $ 611,367
                              =========    =========      ===     =========     ========     =========      =========
Current liabilities:
   Accounts payable           $      --    $      --      $--     $  19,722     $  3,523     $      --      $  23,245
   Accrued liabilities           27,775        9,389       --        22,290          823        (5,232)        55,045
   Intercompany payables             --           --       --       (10,087)      13,189        (3,102)            --
   Liabilities of
      discontinued
      operations                     --           --       --         5,698      407,233            --        412,931
   Current portion of
      long term debt                530           --       --        24,458          607            --         25,595
                              ---------    ---------      ---     ---------     --------     ---------      ---------
   Total current
      liabilities                28,305        9,389       --        62,081      425,375        (8,334)       516,816

Long term debt                  121,559      201,500       --         4,972        5,367            --        333,398
Other non current
   liabilities                   18,628           --       --         8,321           --            --         26,949
Intercompany note payable       (50,424)          --       --       226,596       31,722      (207,894)            --
Deferred income taxes            (1,653)          --       --       (16,279)       3,497            --        (14,435)
Preferred stock of a
   subsidiary                      (350)          --       --        40,327           --       (39,977)            --

Shareholders equity
   (deficit)                   (251,361)      57,906       --      (114,472)     (69,106)      125,672       (251,361)
                              ---------    ---------      ---     ---------     --------     ---------      ---------
   Total liabilities and
      shareholders equity     $(135,296)   $ 268,795      $--     $ 211,546     $396,855     $(130,533)     $ 611,367
                              =========    =========      ===     =========     ========     =========      =========


Nine Months Ended September 30, 2006

                                Jordan
                              Industries   JII Holdings   JII Finance   Guarantors   Non-Guarantors   Eliminations   Consolidated
                              ----------   ------------   -----------   ----------   --------------   ------------   ------------
Net cash provided by (used
   in) operating activities    $ 14,918      $     --         $--        $ (7,445)      $(11,709)          $--         $ (4,236)

Cash flows from investing
   activities
   Proceeds from sales of
      fixed assets                   --            --          --           2,272          6,311            --            8,583
   Capital expenditures              (7)           --          --          (4,123)          (484)           --           (4,614)
   Intercompany transfers       (46,465)       16,900          --          29,565             --            --               --
   Net proceeds from sale
      of affiliate               29,565            --          --              --             --            --           29,565
   Net proceeds from sale
      of subsidiary                  --            --          --          19,199             --            --           19,199
   Cash flows from
      investing activities
      of discontinued
      operations                     --            --          --            (135)        (2,604)           --           (2,739)
                               --------      --------         ---        --------       --------           ---         --------
Net cash provided by (used
   in) investing activities     (16,907)       16,900          --          46,778          3,223            --           49,994

Cash flows from financing
   activities
   Payments of revolving
      credit facilities              --            --          --         (36,120)          (278)           --          (36,398)
   Repayment of long term
      debt                           --       (16,900)         --          (3,753)        (3,857)           --          (24,510)
   Proceeds from other
      borrowings                     --            --          --           1,233            184            --            1,417
   Cash flows from
      financing activities
      of discontinued
      operations                     --            --          --             (76)         5,382            --            5,306
                               --------      --------         ---        --------       --------           ---         --------
Net cash provided by (used
   in) financing activities          --       (16,900)         --         (38,716)         1,431            --          (54,185)

Effect of exchange rate
   changes on cash of
   continuing operations             --            --          --              --           (476)           --             (476)
Effect of exchange rate
   changes on Cash of
   discontinued operations           --            --          --              --          2,579            --            2,579
                               --------      --------         ---        --------       --------           ---         --------
Net (decrease) increase in
   cash and equivalents          (1,989)           --          --             617         (4,952)           --           (6,324)
Cash and equivalents at
   beginning of period            2,135            --          --           1,315         12,249            --           15,699
                               --------      --------         ---        --------       --------           ---         --------
Cash and equivalents at end
   of period                   $    146      $     --         $--        $  1,932       $  7,297           $--         $  9,375
                               ========      ========         ===        ========       ========           ===         ========

Nine Months Ended September 30, 2005
Restated

                                Jordan
                              Industries   JII Holdings   JII Finance   Guarantors   Non-Guarantors   Eliminations   Consolidated
                              ----------   ------------   -----------   ----------   --------------   ------------   ------------
Net cash provided by (used
   in) operating activities    $ 14,411      $     --         $--        $(21,291)       $11,939           $--         $  5,059

Cash flows from investing
   activities
   Proceeds from sales of
      fixed assets                   --            --          --             596             --            --              596
   Capital expenditures             (42)           --          --          (2,470)          (193)           --           (2,705)
   Intercompany transfers       (47,949)       16,900          --          31,049             --            --               --
   Acquisition of
      subsidiary                     --            --          --            (393)            --            --             (393)
   Net proceeds from sale
      of affiliate                6,600            --          --              --             --            --            6,600
   Net proceeds from sale
      of subsidiary               1,209            --          --              --             --            --            1,209
   Net proceeds from sale
      of affiliate
      promissory note             9,449            --          --              --             --            --            9,449
   Net proceeds from
      refinancing of
      affiliate                  15,000            --          --              --             --            --           15,000
   Cash flows from
      investing activities
      of discontinued
      operations                  1,002            --          --             (16)        (2,999)           --           (2,013)
                               --------      --------         ---        --------        -------           ---         --------
Net cash (used in) provided
   by investing activities      (14,731)       16,900          --          28,766         (3,192)           --           27,743

Cash flows from financing
   activities
   Payments of revolving
      credit facilities              --            --          --          (5,923)            --            --           (5,923)
   Repayment of long term
      debt                         (100)      (16,900)         --          (1,005)          (515)           --          (18,520)
   Proceeds from other
      borrowings                     --            --          --             284             --            --              284
   Cash flows from
      financing activities
      of discontinued
      operations                     --            --          --          (1,361)        (6,396)           --           (7,757)
                               --------      --------         ---        --------        -------           ---         --------
Net cash used in financing
   activities                      (100)      (16,900)         --          (8,005)        (6,911)           --          (31,916)

Effect of exchange rate
   changes on cash of
   continuing operations             --            --          --              --            165            --              165
Effect of exchange rate
   changes on cash of
   discontinued operations           --            --          --              --           (850)           --             (850)
                               --------      --------         ---        --------        -------           ---         --------
Net (decrease) increase in
   cash and equivalents            (420)           --          --            (530)         1,151            --              201
Cash and equivalents at
   beginning of period            2,152            --          --           1,693         11,567            --           15,412
                               --------      --------         ---        --------        -------           ---         --------
Cash and equivalents at end
   of period                   $  1,732      $     --         $--        $  1,163        $12,718           $--         $ 15,613
                               ========      ========         ===        ========        =======           ===         ========

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

Results of Operations

Summarized below are the net sales, operating income (loss) and operating margins (as defined) for each of the Company's business segments for the three month and nine month periods ended September 30, 2006 and 2005. Due to the sale of Pamco in July of 2006, the sale of Seaboard in October 2006, and the sale of Kinetek in November 2006 the results of these subsidiaries have been classified as discontinued operations in all periods presented. (See Note E to the financial statements.) The following discussion reviews the following segment data and certain of the consolidated financial data for the continuing operations of the Company.

                                   Three Months Ended      Nine Months Ended
                                      September 30,       September  30, 2006
                                   ------------------    --------------------
                                     2006       2005       2006        2005
                                   -------    -------    --------    --------
NET SALES:
Specialty Printing and Labeling    $ 4,706    $ 4,024    $ 13,390    $ 12,092
Jordan Specialty Plastics           33,816     40,369     103,287     119,965
Jordan Auto Aftermarket             29,966     31,011      96,173      92,817
Consumer and Industrial Products    15,267     16,339      40,794      45,918
                                   -------    -------    --------    --------
   Total                           $83,755    $91,743    $253,644    $270,792
                                   =======    =======    ========    ========
OPERATING INCOME (LOSS):
Specialty Printing and Labeling    $   244    $   147    $    305    $    416
Jordan Specialty Plastics              861        773       3,348       3,284
Jordan Auto Aftermarket                264        311       1,215        (522)
Consumer and Industrial Products      (546)      (224)     (3,546)     (2,886)
                                   -------    -------    --------    --------
   Total(a)                        $   823    $ 1,007    $  1,322    $    292
                                   =======    =======    ========    ========
OPERATING MARGIN(b)
Specialty Printing and Labeling        5.2%       3.7%        2.3%        3.4%
Jordan Specialty Plastics              2.5%       1.9%        3.2%        2.7%
Jordan Auto Aftermarket                0.9%       1.0%        1.3%       (0.6)%
Consumer and Industrial Products      (3.6)%     (1.4)%      (8.7)%      (6.3)%
                                   -------    -------    --------    --------
   Total                               1.0%       1.1%        0.5%        0.1%

----------
(a) Before corporate income and management fee expense (income) of $274 and $(8,212) for the three months ended September 30, 2006 and 2005, respectively, and $(4,891) and $(14,246) for the nine months ended September 30, 2006 and 2005, respectively. Corporate overhead and management fees for the three and nine months ended September 30, 2005 includes income from the refinancing of an affiliate of $7,966. Corporate overhead and management fees for the nine months ended September 30, 2006 and September 30, 2005 includes income from the sale of an affiliate of $4,620 and $4,410, respectively.

(b)  Operating margin is operating income (loss) divided by net sales.

CONSOLIDATED RESULTS. (See Condensed Consolidated Statement of Operations.)

Net sales from continuing operations decreased $8.0 million, or 8.7%, to $83.7 million for the third quarter of 2006 from $91.7 million last year. Net sales from continuing operations decreased $17.2 million, or 6.3%, to $253.6 million through the first nine months of 2006 from $270.8 million last year. The decrease in sales for the third quarter was primarily due to reduced sales in the Jordan Specialty Plastics segment and to a lesser extent, declines in the Jordan Auto Aftermarket and Consumer and Industrial Products segments. The sales decline at Jordan Specialty Plastics was driven by reduced sales of certain hardware products to the wholesale distribution channel due to the limited availability of insulation material used in the products offset partially by sales growth in office products and reflector products. Jordan Specialty Plastics had improved success with passing along raw material inflation through increased selling prices, most of which did not become effective until the second half of the year. The sales decrease in the Consumer Products segment is largely due to increased competition at key accounts and decreased traffic at retail outlet malls. Sales growth at Jordan Automotive Aftermarket throughout the first nine months is primarily the result of share gains in the climate control segment and the impact of the Coolstar acquisition completed in the third quarter of 2005.

Operating income from continuing operations decreased $8.7 million, to $0.5 million for the third quarter of 2006 from $9.2 million for the same period last year. Operating income from continuing operations decreased $8.3 million, to $6.2 million through the first nine months of 2006 from $14.5 million for the same period last year. The most significant decrease in operating income was the income from sale of affiliates of $4.6 million recorded in the first quarter of 2006 was lower when compared to the income from sale of affiliates of $4.4 million recorded in the second quarter of 2005 and proceeds from refinancing of an affiliate of $8.0 million recorded in the third quarter of 2005. This decrease was offset by increased operating income at Jordan Automotive Aftermarket for the first nine months due to improved results at Alma Products operations and the impact of the Coolstar acquisition, partially offset by increased operating costs associated with recently opened DACCO stores and charges associated with the closing of DACCO's Huntland facility. In addition, increased operating income for the first nine months at Jordan Specialty Plastics benefited from selling price increases and charges of approximately $1.0 million recorded in the second quarter of 2005 for increased accruals and reserves in foreign operations. These increases in operating income at Jordan Specialty Plastics were offset by the reduced operating income associated with lower hardware product sales.

During the fourth quarter of 2006, the Company sold its ownership in Seaboard and Kinetek. The results of these subsidiaries have been classified as discontinued operations in all periods presented. Due to the sale of these companies, any deferred tax liability resulting from the tax amortization of goodwill related to these companies will reverse in the fourth quarter and be available to support the realization of its deferred tax assets.

SPECIALTY PRINTING AND LABELING. As of September 30, 2006, the Specialty Printing and Labeling group ("SPL") consisted of Valmark.

Net sales increased $0.7 million, or 16.9%, to $4.7 million for the third quarter of 2006 from $4.0 million for the same period last year. Net sales increased $1.3 million, or 10.7%, to $13.4 million through the first nine months of 2006 from $12.1 million for the same period last year. Sales related to membrane switch and screen printing products were up over last year largely driven by sales in the medical equipment and instrumentation products. Screen printing product sales increased 23% and 15% for the third quarter and first nine months, respectively. This increase is partially due to the flexibility and quality of products available with the new digital press installed at the end of 2005.

Operating income increased $0.1 million, or 66.0%, to $0.2 million for the third quarter of 2006 from $0.1 million for the same period last year. Operating income decreased $0.1 million, or 26.7%, to $0.3 million through the first nine months of 2006 from $0.4 million for the same period last year. The significant increase in operating income associated with the sales growth for the first nine months at Valmark was more than offset by other expenses of $0.4 million, mostly related to the JII Promotions building which was sold in February 2006.

JORDAN SPECIALTY PLASTICS. As of September 30, 2006, the Jordan Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales decreased $6.6 million, or 16.2%, to $33.8 million for the third quarter of 2006 from $40.4 million for the same period last year. Net sales decreased $16.7 million, or 13.9%, to $103.3 million through the first nine months of 2006 from $120.0 million for the same period last year. The decrease in sales in the third quarter and first nine months was driven by reduced sales of hardware products through the wholesale distribution channel due to the limited availability of insulation material used in the products. This decline was partially offset by the impact of a stronger economy, the introduction of several new products, market share gains, and selling price increases. Sales were up significantly at several of the large office products distributors. Sales of chairmats continued to be strong in the third quarter. Continued sales growth in Asia through the first nine months also contributed to the increased sales of office products. Sales of bike related products and safety reflectors for commercial trucks also increased through the first nine months. Sales of reflector products for truck and auto increased 17.5% for the third quarter compared with prior year. Throughout the year, Jordan Specialty Plastics has experienced improved success with passing along raw material inflation through increased selling prices, particularly in the second half of the year.

Operating income increased $0.1 million, or 11.4%, to $0.9 million for the third quarter of 2006 from $0.8 million for the same period last year. Operating income increased slightly for the first nine months of 2006 compared to the same period last year. Operating income increased for the third quarter and first nine months as a result of increased selling prices and improved operational performance. Also reflected in the improved operating income are charges recorded in the second quarter of 2005 of approximately $1.0 million for increased accruals and reserves in foreign operations. Inefficiencies associated with the transition of the Niles manufacturing operations to Indianapolis and China continued through most of the first quarter and negatively impacted the first nine months results. Absorption costs associated with the precipitous sales decline of certain hardware products as described above largely offset selling price increases and operational improvements. The Company continues to pursue cost reduction initiatives and price increases to overcome the increased raw material costs.

JORDAN AUTO AFTERMARKET. As of September 30, 2006, the Jordan Auto Aftermarket group ("JAAI") consisted of Dacco, Alma and Atco.

Net sales decreased $1.0 million, or 3.4%, to $30.0 million for third quarter of 2006 from $31.0 million for the same period last year. Net sales increased $3.4 million, or 3.6%, to $96.2 million through the first nine months of 2006 from $92.8 million for the same period last year. The evaporator product line acquired from Coolstar at the end of the third quarter of 2005 contributed significantly to the increased sales for the third quarter and first nine months of 2006. Sales of air compressors decreased slightly in the third quarter of 2006 but increased 10% through the first nine months of 2006 primarily as a result of share gains with targeted wholesale distributors. Sales of torque converters to the non-OEM automotive aftermarket increased approximately 2% in the third quarter and were essentially flat with prior year through the first nine months. Sales of tubing assemblies and fittings for the truck market were up approximately 25% in the third quarter and approximately 25% through the first nine months due to a stronger economy and many companies updating their fleets in advance of the new emissions standards set to become effective in 2007. Hose assemblies and AC fittings sales were also stronger through the first half due to share gains and a special military order. Sales of torque converters to original equipment manufacturers decreased approximately 24% and 16% for the third quarter and first nine months, respectively. Special sales incentives offered by our largest customer to their customers in the fourth quarter of 2005 negatively impacted 2006 sales by increasing demand abnormally in 2005. Better warranty experience on new vehicles has also reduced demand for torque converter replacements. In addition, Dacco continues to open new stores in selected geographic regions which have offset a general market decline through the first nine months.

Operating income for the third quarter decreased slightly compared to the same period last year. Operating income increased $1.7 million to operating income of $1.2 million through the first nine months of 2006 from a loss of $0.5 million for the same period last year. Increased operating costs in the third quarter of 2006 associated with recently opened DACCO stores and charges associated with the closing of DACCO's Huntland facility more than offset operational improvements at Alma and the increased operating income associated with ATCO sales growth during the third quarter. Improved operating income through the first nine months was largely the result of improved results at Alma Products operations and the impact of the Coolstar acquisition. Management continues to reduce the cost structure through lean manufacturing and other cost reduction initiatives as a means to improve profitability and position the Company for additional sales growth.

CONSUMER AND INDUSTRIAL PRODUCTS. As of September 30, 2006, the Consumer and Industrial Products group consisted of Welcome Home LLC and its two divisions, Cape Craftsmen and Welcome Home, and GramTel.

Net sales decreased $1.0 million, or 6.6%, to $15.3 million for the third quarter of 2006 from $16.3 million for the same period last year. Net sales decreased $5.1 million, or 11.2%, to $40.8 million through the first nine months of 2006 from $45.9 million for the same period last year. Sales for Cape and Welcome Home consolidated decreased 6.7% in the third quarter and 11.1% through the first nine months. Comparable store sales at Welcome Home decreased 5.5% in the third quarter and were 5.2% below prior year through the first nine months largely due to decreased traffic at retail outlet malls and increased competition by Big Box retailers. Cape Craftsman sales to third parties decreased substantially through the first nine months as a result of increased competition at key accounts. Cho-Pat was sold in March of 2005 and represents $0.4 million of the CIP sales decrease in the first half of 2006 as compared with prior year.

Operating income decreased $0.3 million to a loss of $0.5 million for the third quarter of 2006 from a loss of $0.2 million for the same period last year. Operating income decreased $0.7 million to an operating loss of $3.6 million from a loss of $2.9 million for the same period last year. The reduced third party sales at Cape Craftsman and lower Welcome Home sales were the primary drivers of the reduced operating income in the third quarter and first nine months. Additionally, merchandise discounts have been implemented in an attempt to increase store traffic. Improved operating income at GramTel partially offset the decreased operating income of Cape Craftsman and Welcome Home.

     Liquidity and Capital Resources.

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, and debt repayment. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion.

The Company had approximately $(156.0) million of working capital at September 30, 2006, compared to approximately $46.8 million at December 31, 2005. The negative working capital in 2006 is the result of the reclassification of Jordan Industries Senior Notes and Exchange Notes from long term to current based on their maturity date. Currently, the Company is contemplating various avenues of redeeming or refinancing this debt, and management is confident that it will do so prior to maturity.

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2006 was $4.2 million compared to net cash provided by operating activities of $5.1 million during the same period in 2005. The change in operating activities is primarily due to cash provided by discontinued operations of $7.0 million in 2006 compared to cash provided by discontinued operation of $15.6 million during the same period in 2005.

Investing activities. Net cash provided by investing activities for the nine months ended September 30, 2006 was $50.0 million compared to net cash provided by investing activities of $27.7 million during the same period in 2005. In 2006, the increase in net cash provided by investing activities was primarily due to net proceeds of $29.6 million from the sale of an affiliate, $19.2 million from the sale of a subsidiary, $8.6 million of proceeds from the sale of fixed assets, of which $6.3 million related to the sale of non-operating assets, and $2.7 million used in discontinued operations. This is compared to $1.2 million of proceeds from the sale of Cho-Pat in the first quarter of 2005, $6.6 million from the sale of an affiliate, $9.4 million of proceeds from the sale of affiliated promissory note, $15.0 million from refinancing by an affiliate, $0.4 million of proceeds from the sale of fixed assets and $2.0 million used in discontinued operations during the same period in 2005.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2006 was $54.2 million compared to net cash used in financing activities of $31.9 million during the same period in 2005. The increase in cash used in financing activities is primarily due to higher repayments of borrowings under revolving credit facilities in 2006.

The Company is party to a credit agreement under which the Company is able to borrow up to $45.0 million based on the value of certain assets, to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreement matures in December 2006 and all borrowings outstanding under this agreement is classified as a current liability as of September 30, 2006. The agreement is secured by a first priority security interest in substantially all of the Company's assets. As of September 30, 2006, the Company had approximately $25.8 million of available funds under this arrangement.

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

The Company's credit agreement expires in December 2006. If necessary, the Company intends to replace these facilities in 2006. Management is confident such financings can be obtained under favorable terms to the Company, however, such terms will be subject to market conditions which may change significantly.

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

As discussed above, the Company's revolving credit facility contains a provision for the step-down in maximum borrowing capacity during 2006. As of March 1, 2006 the Company's maximum borrowings under this agreement decreased from $55.0 million to $45.0 million. This, coupled with the facts that the Company has a significant portion of its Senior debt and Exchange Notes due in 2007, the Company has experienced operating losses in recent years and has used cash in operating activities, has caused the Company's executive management to evaluate various options to improve the Company's liquidity. To this end, the Company has restructured some of its outstanding debt through the Exchange Offer discussed in this document, the 2005 10-K and the Modification and Waiver

Agreements also discussed in the 2005 10-K. The effect of these transactions has been to reduce cash paid for interest in the current year as well as to provide for further reductions in debt maturity payments if certain financial performance is not achieved. In addition, the Company expects improved operating performance on a consolidated basis in the coming quarters. Specifically, new product development and the continued shift of manufacturing to China in the Specialty Plastics group is expected to improve results. In addition, plans to improve production efficiencies within the Auto Aftermarket Group will increase operating margins.

Further, the Company has evaluated its holdings of subsidiaries and investments in affiliates and, when appropriate, will sell certain assets, similar to the sale of the Company's subsidiaries Kinetek, Seaboard and Pamco and the Company's investments in DMS Holdings Inc, Mabis Healthcare Holdings Inc., Flavor and Fragrance Holdings Inc., JIR Broadcast, Inc. and JIR Paging as described in the 2005 10-K and the Company's quarterly filings. The Company believes that through its efforts discussed above, in conjunction with opportunistic sales of assets, the Company will have sufficient liquidity to meet its obligations in the coming year. The Company has long-term debt that matures within a year. The Company is contemplating various avenues of retiring and/or refinancing this debt, and management is confident that it will do so prior to maturity. If the Company is unable to refinance or enter into a transaction that allows it to pay off this debt, then there is substantial doubt about the Company's ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At September 30, 2006, the Company had $3.8 million of variable rate debt outstanding. A one-percentage point increase in interest rates would increase the annual amount of interest paid by approximately thirty-eight thousand dollars. The Company does not believe that its market risk financial instruments on September 30, 2006 would have a material effect on future operations or cash flows.

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

                                        JORDAN INDUSTRIES, INC.


November 14, 2006                       By: /s/ Lisa M. Ondrula
                                            ------------------------------------
                                            Lisa M. Ondrula
                                            Chief Financial Officer

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

32(b)     Certification of Lisa M. Ondrula pursuant to Section 1350.