Form 10-K
period 2006-12-31
JORDAN INDUSTRIES INC
filed 2007-03-30
CIK 839484

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549

                                   ----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2006          Commission File Number 33-24317

                             JORDAN INDUSTRIES, INC.
               (Exact name of registrant as specified in charter)

                 Illinois                                         36-3598114
     (state or other jurisdiction of                           (I.R.S. Employer
      incorporation or organization)                         Identification No.)

      Arbor Lake Centre, Suite 550
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

                                Yes [ ]   No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 14 (d) of the Act.

                                Yes [X]   No [ ]

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

                                Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

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

     The number of shares outstanding of Registrant's Common Stock as of March 30, 2007: 100,511.2249.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.    Business                                                            4
Item 1A.   Risk Factors                                                       10
Item 1B.   Unresolved Staff Comments                                          11
Item 2.    Properties                                                         12
Item 3.    Legal Proceedings                                                  13
Item 4.    Submission of Matters to a Vote of Security Holders                13

PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters                                                14
Item 6.    Selected Financial Data                                            15
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          16
Item 7A.   Quantitative and Qualitative Disclosures About Market Risks        28
Item 8.    Financial Statements and Supplementary Data                        29
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           72
Item 9A.   Controls and Procedures                                            72
Item 9B.   Other Information                                                  72

PART III
Item 10.   Directors and Executive Officers                                   73
Item 11.   Executive Compensation                                             75
Item 12.   Security Ownership of Certain Beneficial Owners and Management     76
Item 13.   Certain Relationships and Related Transactions                     77

PART IV
Item 14.   Principal Accountant Fees and Services                             81
Item 15.   Exhibits and Financial Statement Schedules                         82

           Signatures                                                         83

Item 1. BUSINESS

Jordan Industries, Inc. ("the Company") was organized to acquire and operate a diverse group of businesses with a corporate staff providing strategic direction and support. The Company's continuing operations are comprised of four businesses, Deflecto, Sate-Lite, Beemak and GramTel. The Company manages Deflecto, Sate-Lite and Beemak as a separate business unit referred to as Jordan Specialty Plastics.

As of December 31, 2006, the Company also owned two businesses, Valmark and Welcome Home LLC, which have been classified as discontinued operations in the Company's financial statements. (See Note 5 to the financial statements).

The Company believes that its businesses are characterized by leading positions in niche industries, strong management, minimal working capital and capital expenditure requirements and low sensitivity to technological change and economic cycles.

The Company's business strategy is to enhance the growth and profitability of each business, and to build upon the strengths of those businesses through product line and other strategic acquisitions. Key elements of this strategy have been the consolidation and reorganization of acquired businesses, increased focus on international markets, facilities expansion and the acquisition of complementary product lines. When, through such activities, the Company believes that critical mass is attained in a particular industry segment, the related companies are organized as a discreet business unit.

The following chart depicts the operating subsidiaries which comprise the net sales of continuing operations of the Company for the year ended December 31, 2006.

                             Jordan Industries, Inc.
           $256.7 Million of Net Sales from Continuing Operations (1)

JORDAN SPECIALTY PLASTICS       -   Beemak
$135.1 Million of Net Sales     -   Sate-Lite
                                -   Deflecto

GRAMTEL
$2.9 Million of Net Sales

JORDAN AUTO AFTERMARKET (2)     -   Dacco
$118.7 Million of Net Sales     -   Alma
                                -   Atco

(1) Not included in the net sales from continuing operations were the results of Kinetek, Seaboard and Pamco, which were sold during the year, and, due to the nature of each transaction, are classified as discontinued operations. Also excluded are the operating results of Valmark and Welcome Home LLC, which, while still owned at December 31, 2006, qualify for treatment as discontinued operations in the Company's financial statements.

(2) The Jordan Auto Aftermarket group was sold on December 29, 2006. The nature of this transaction does not qualify for treatment as discontinued operations. Therefore, the results of operations for this segment are included in the consolidated results through the date of sale.

The Company's continuing operations were conducted through the following businesses as of December 31, 2006:

JORDAN SPECIALTY PLASTICS

Jordan Specialty Plastics serves a broad range of wholesale and retail markets within the highly-fragmented specialty plastics industry. The group primarily designs, manufactures and sells (1) "take-one" point of purchase brochure, folder and application display holders, (2) plastic injection-molded hardware and office supply products, (3) extruded vinyl chairmats, and (4) safety reflectors for bicycles and commercial truck manufacturers. The companies that are part of Jordan Specialty Plastics have provided their customers with products and services for an average of over 35 years. For the year ended December 31, 2006, the Jordan Specialty Plastics subsidiaries generated consolidated net sales of $135.1 million. Each of the Jordan Specialty Plastics subsidiaries is discussed below:

Beemak Plastics. Beemak, which was founded in 1951 and acquired by the Company in July 1989, is a manufacturer and distributor of custom point-of-purchase displays, brochure holders and sign holders. Beemak sells its proprietary holders and displays to approximately 3,000 customers around the world. Beemak's net sales for 2006 were $6.9 million.

Beemak's products are both injection-molded and custom fabricated. Injection molded products consist primarily of polystyrene plastic with production being outsourced to affiliated companies. Custom fabrication consists primarily of heat bent acrylic plastic sheets with processing performed in-house. Beemak also provides silk screening of decals and logos onto the final product.

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

Sate-Lite Manufacturing. Sate-Lite specializes in safety reflectors for bicycles and heavy duty commercial vehicles. Sate-Lite was founded in 1968 and acquired by the Company in 1988. Reflectors and plastic bicycle parts accounted for 42% of Sate-Lite's net sales in 2006. An additional 58% of 2006 net sales were derived from other miscellaneous plastic injection molded products. Sate-Lite's net sales for 2006 were $10.3 million, excluding sales to Deflecto and Beemak, related parties, of $11.9 million and $1.6 million, respectively.

Sate-Lite's bicycle and truck/auto products are sold directly to a number of OEMs. The two largest OEM customers are Shunliu and Giant Phoenix (China) which accounted for approximately 14% of Sate-Lite's net sales in 2006.

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

Deflecto Corporation. Founded in 1960 and acquired by the Company in 1998, Deflecto designs, manufactures and markets plastic injection-molded products for mass merchandisers, major retailers and large wholesalers. Deflecto sells the majority of its products in four product categories: hardware products, office supply products, safety reflectors and disposable health care products. Hardware products, which comprised approximately 52% of Deflecto's net sales in 2006, include heating and cooling air deflectors, clothes dryer vents and ducts, kitchen vents and ducts, sheet metal pipes and elbows, exhaust fittings, heating ventilation and air conditioning registers and other widely recognized products. Office supply products, many of which have patents and trademarks, represented approximately 42% of net sales in 2006 and include such items as wall pockets, literature displays, file and chart holders, business card holders, chairmats and other top-branded office supply products. The remaining 6% of net sales are for bicycle reflectors sold directly to a number of OEMs and commercial truck companies and disposable health care products sold to a single distributor. Deflecto's consolidated net sales for 2006 were $117.9 million.

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

GRAMTEL

Gramtel. GramTel USA, Inc. was started by the Company in December 2000. GramTel is an information technology infrastructure and disaster recovery company. It owns and operates a state-of-the-art data center that houses clients' business-critical computer systems, applications, and data. The facility provides alternate sites for companies to continue operations in the event of a disaster or emergency. GramTel leverages its infrastructure and technical staff to support the data storage needs of businesses at a fraction of the cost that businesses would incur to perform these tasks in-house or with higher-priced providers. It provides the facilities, technical personnel and network connectivity to keep the critical operations of businesses available 24 hours a day. GramTel had net sales of $2.9 million for the year ended December 31, 2006.

BACKLOG

As of December 31, 2006 the Company had a backlog of approximately $4.1 million compared with a backlog of $7.7 million as of December 31, 2005. The backlog consists mainly of plastic products at Deflecto which management believes will ship during 2007.

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

EMPLOYEES

As of December 31, 2006, the Company and its subsidiaries employed approximately 1,393 people. The Company believes that its subsidiaries' relations with their respective employees are good.

ENVIRONMENTAL REGULATIONS

The Company is subject to numerous U.S. and foreign, federal, state, provincial and local laws and regulations relating to the storage, handling, emissions and discharge of materials into the environment, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act, the Emergency Planning and Community Right-to-Know Act, and the Resource Conservation and Recovery Act. Under CERCLA and analogous state laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws frequently impose cleanup liability, regardless of whether the owner or operator knew of or was responsible for the presence of such hazardous or toxic substances and regardless of whether the release or disposal of such substances was legal at the time it occurred. Regulations of particular significance to the Company's ongoing operations include those pertaining to handling and disposal of solid and hazardous waste, discharge of process wastewater and storm water and the handling or release of hazardous chemicals. The Company believes it is in substantial compliance with such laws and regulations.

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

In December of 2006, the Company sold its interests in Jordan Auto Aftermarket, Inc. ("JAAI"). Alma Products I ("Alma"), a subsidiary of JAAI, owns two properties in Alma, Michigan that are contaminated by chlorinated solvent and oil contamination, the main plant on Michigan Avenue and a satellite plant on North Court Street. When Alma acquired the two properties and other assets in April 1999, the seller, Tracy Industries, retained full responsibility for the continued investigation and remediation of the contaminated groundwater and soil at the properties. The Michigan Avenue property has been the subject of investigation by the Michigan Department of Environmental Quality, ("MDEQ"), since 1982. By 1985, the former owner had cleaned out, closed and capped the lagoons that were the source of the contamination and in 1992, installed a groundwater remediation system which remains in operation. The second property is contaminated with petroleum constituents and chlorinated solvents and the former owner, under the supervision of the MDEQ, is investigating the scope and extent of the contamination. In May 2003, the former owner also submitted a remediation plan for the removal of contaminated soils deemed to be the source of contamination. In 2004, contaminated soils were excavated and removed in accordance with the plan.

Prior to the sale of JAAI, Alma also had received two claims for contribution to the investigation and cleanup of waste materials at offsite locations. One is the notice letter from the USEPA regarding the Lake Calumet Cluster site. USEPA sent a follow-up information request letter in December 2004. The other is a claim by TPI Petroleum for the removal or remediation of asbestos-containing clutch plates allegedly discarded in the 1950s or 1960s at TPI's property in Alma.

In connection with its 1999 acquisition Alma and the Company obtained indemnification and a $1.5 million environmental escrow from the seller. Claims for losses against the environmental escrow were to be filed by March 2004. Prior to the deadline, Alma filed claims for the Michigan Avenue contamination, the North Court Street contamination, the TPI Petroleum claim and the proposed Lake Calumet Cluster site. The $1.5 million remains in escrow to cover the outstanding claims.

Through the agreement through which it sold Alma, the Company indemnified the new owners for any losses which they may incur for the claims filed against the environmental escrow which are not reimbursed through the environmental escrow or by Tracy Industries. The indemnity remains in place through December 29, 2011. The Company does not expect this indemnity to have a material impact on its results of operations.

Item 1A. RISK FACTORS

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

WE ARE SUBJECT TO THE RISKS OF DOING BUSINESS IN FOREIGN COUNTRIES.

The Company has significant operations outside the United States. The risks of doing business in foreign countries include:

     - Adverse changes or greater volatility in the economies of those countries;

     -    Adverse effects of currency exchange controls;

     -    Adverse changes to the regulatory environment of those countries;

     -    Adverse changes to the tax laws and regulations of those countries;

     -    Restrictions on the withdrawal of foreign investment and earnings;

     -    The nationalization of our businesses;

     - The potential instability of foreign governments, including from domestic insurgency movements; and

     - The challenge of managing culturally and geographically diverse operations.

Operations in foreign countries are also subject to economic uncertainties, including, among others, risk or renegotiation or modification of existing agreements or arrangements with governmental authorities, exportation and transportation tariffs, foreign exchange restrictions and changes in taxation structure.

THE COMPANY HAS A SUBSTANTIAL AMOUNT OF DEBT MATURING IN 2007.

The Company has Exchange Notes with a principal amount of $173.3 million, maturing in April of 2007 and Senior Notes with a principal amount of $27.4 million, maturing in August of 2007. While the Company is currently evaluating multiple scenarios for either the repayment or refinancing of that debt prior to its maturity date, there can be no assurance that the Company will complete the necessary transactions prior to that date. Should the Company be unable to repay or refinance this debt prior to its maturity date, the Company would risk a default of its debt covenants and significant stress on its access to cash for ongoing operations. Such defaults or reduction in available cash could have a material adverse effect on the Company's business and financial condition and results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable to the Company.

Item 2. Properties

The Company leases approximately 13,411 square feet of office space for its headquarters in Illinois. The principal properties of each subsidiary of the Company at December 31, 2006, and the location, the primary use, the capacity, and ownership status thereof, are set forth in the table below.

                                                                         SQUARE   OWNED/
COMPANY LOCATION          USE                                             FEET    LEASED
----------------          ---                                           -------   ------
Beemak
   Cerritos, CA           Manufacturing/Administration/Assembly          40,000   Leased

Deflecto
   Indianapolis, IN       Manufacturing/Administration/Assembly/Other   165,000   Leased
   Fishers, IN            Distribution                                  134,000   Leased
   St. Catherines, Ont.   Manufacturing/Administration/Other             53,000   Owned
   St. Catherines, Ont.   Administration/Assembly                        88,700   Leased
   Pearland, TX           Manufacturing/Administration/Assembly          80,000   Leased
   Newport, Wales         Manufacturing/Administration/Assembly/Other    92,000   Owned
   Aurora, Ontario        Manufacturing/Administration/Assembly          33,000   Leased
   Dover, OH              Manufacturing/Administration                   56,000   Leased
   Mira Loma, CA          Administration/Warehouse                       44,000   Leased

Sate-Lite
   Niles, IL              Manufacturing/Administration                   71,000   Leased
   Shunde, Guangdong      Manufacturing/Administration/Assembly         165,800   Leased

GramTel
   South Bend, IN         Sales/Administration/Other                     19,000   Owned

Cape Craftsmen (1)
   Elizabethtown, NC      Warehouse/Administration                      175,000   Leased
   Wilmington, NC         Administration                                  6,250   Leased

Valmark (1)
   Livermore, CA          Manufacturing/Administration                   74,200   Leased

Welcome Home (1)
   Wilmington, NC         Administration/Storage                         10,000   Leased
   Wilmington, NC         Administration/Warehouse                       12,000   Leased

----------
(1) These companies have been classified as discontinued operations in our financial statements ending December 31, 2006, however at year end, the Company still occupied these locations and had remaining lease obligations related to these sites.


To the extent that any of the Company's existing leases expire in 2007, the Company believes that its existing leased facilities are adequate for the operations of the Company and its subsidiaries.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2006.

                                     Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

At December 31, 2006, the only authorized, issued and outstanding class of capital stock of the Company is Common Stock. There is no established public trading market for the Company's Common Stock.

(a) At December 31, 2006, there were 22 holders of record of the Company's Common Stock.

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

Item 6. SELECTED FINANCIAL DATA

The following table presents selected operating, balance sheet and other data of the continuing operations of the Company and its subsidiaries as of and for the five years ended December 31, 2006. The financial data has been derived from the consolidated financial statements of the Company and its subsidiaries. As a result of the sale of JII Promotions in January 2004, the sale of Pamco in July 2006, the sale of Seaboard in October 2006 and the Company's intent to sell Valmark during 2007, the entire Specialty Printing and Labeling segment has been reported as discontinued operations. Due to the sale of Kinetek in November 2006, this segment has also been reported as discontinued operations. In December 2006, Welcome Home LLC, a wholly owned subsidiary of the Company, sold certain assets and ceased all other operations which caused it to also be reported as a discontinued operation. The guidelines set forth in Statement of Financial Accounting Standards ("SFAS") No. 144 were used to determine the proper classification of these entities. All subsidiaries and business segments classified as discontinued, have been excluded from the information shown below.

                                                     Year Ended December 31,
                                                     (Dollars in thousands)
                                    --------------------------------------------------------
                                      2006        2005        2004        2003        2002
                                    --------   ---------   ---------   ---------   ---------
                                                Restated    Restated    Restated    Restated
OPERATING DATA:
Net sales .......................   $256,678   $ 278,856   $ 293,359   $ 274,008   $ 275,473
Cost of sales, excluding
   depreciation .................    206,373     217,319     224,681     205,006     191,434
                                    --------   ---------   ---------   ---------   ---------
Gross profit, excluding
   depreciation .................     50,305      61,537      68,678      69,002      84,039
Selling, general and
   administrative expense,
   excluding depreciation .......     51,080      52,318      52,085      54,950      64,014
Operating (loss) income .........     (2,544)      8,129      15,411       1,285      (2,756)
Interest expense (1) ............     16,005      18,644      30,008      47,936      53,445
Interest income .................       (111)       (111)     (2,098)     (1,212)       (843)
(Loss) income from continuing
   operations before income
   taxes (2) ....................    (10,473)    (10,917)    (11,378)    (41,347)     32,524
(Loss) income from continuing
   operations ...................    (12,529)    (12,459)    (12,970)    (43,018)     30,989

BALANCE SHEET DATA (AT END
   OF PERIOD):
Cash and cash equivalents .......    177,677      15,699      15,412      15,517      19,717
Working capital (4) .............    (31,400)     34,668      26,908      29,320      34,369
Total assets ....................    311,729     611,367     662,406     690,632     703,510
Long-term debt (less
   current portion) .............     97,987     333,198     390,826     427,907     416,314
Net capital deficiency (3) ......    (91,553)   (251,361)   (242,981)   (227,363)   (201,558)

(1) Interest expense decreased in 2004, 2005 and 2006 primarily due to the treatment of the Company's Exchange Offer as a troubled debt restructuring pursuant to SFAS No. 15. In addition, certain of the Company's 2009 Debenture note holders entered into Modification and Waiver Agreements which provide for either a reduction in their stated maturity value and a reduction of their applicable interest rate or a waiver of their right to receive current interest payments. See Note 12 to the financial statements.

(2) Income from continuing operations before income taxes in 2002 includes a gain on the extinguishment of long-term debt of $88,882, a gain on the liquidation of a subsidiary of $1,888, a gain on the sale of a facility of $1,431, and the write-down of certain assets held for sale of $1,800. Loss from continuing operations before income taxes in 2003 includes a loss on the sale of a division of a subsidiary of $401. Loss from continuing operations before income taxes in 2004 includes income from the sale of three affiliates of $7,954. Loss from continuing operations before income taxes in 2005 includes income from the sale of an affiliate of $4,410, income from the refinancing of an affiliate of $8,584, gain on sale of a subsidiary of $251, and $14,727 of income related to the sale of affiliates. Offsetting these gains was a goodwill impairment loss of $20,862. Loss from continuing operations before income taxes in 2006 includes income from the sale of fixed assets of $8,863.

(3)  No cash dividends on the Company's Common Stock have been declared or paid.

(4) The negative working capital in 2006 is the result of the reclassification of $27.4 million of Jordan Industries' Senior Notes and $179.0 million of JII Holdings Exchange Notes from long-term to current based on their maturity date. Working capital excludes the assets and liabilities of discontinued operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     HISTORICAL RESULTS OF OPERATIONS

Summarized below are the historical net sales, operating income and operating margin (as defined below) for each of the Company's businesses and business units for the fiscal years ended December 31, 2006, 2005, and 2004. As a result of the sale of JII Promotions in January 2004, the sale of Pamco in July 2006, the sale of Seaboard in October 2006 and the Company's intent to sell Valmark during 2007, the entire Specialty Printing and Labeling segment has been reported as discontinued operations. Due to the sale of Kinetek in November 2006, this segment has also been reported as discontinued. In December 2006, Welcome Home LLC, a wholly owned subsidiary of the Company, sold certain assets and ceased all other operations which caused it to also be reported as a discontinued operation. The guidelines set forth in Statement of Financial Accounting Standards ("SFAS") No. 144 were used to determine the proper classification of these entities. All subsidiaries and business segments classified as discontinued, have been excluded from the information shown below. This discussion should be read in conjunction with the historical consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report.

                                                               Year ended December 31,
                                                          --------------------------------
                                                            2006        2005        2004
                                                          --------    --------    --------
                                                               (Dollars in thousands)
NET SALES FROM CONTINUING OPERATIONS:
Jordan Specialty Plastics                                 $135,128    $156,593    $147,665
Jordan Auto Aftermarket (3)                                118,655     119,171     141,862
GramTel                                                      2,895       3,092       3,832
                                                          --------    --------    --------
   Total                                                  $256,678    $278,856    $293,359
                                                          ========    ========    ========
OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS (1):
Jordan Specialty Plastics                                 $  2,790    $  2,662    $  9,832
Jordan Auto Aftermarket(3)                                  (8,598)    (24,101)      3,783
GramTel                                                         29        (158)       (101)
                                                          --------    --------    --------
   Total                                                  $ (5,779)   $(21,597)   $ 13,514
                                                          ========    ========    ========
OPERATING MARGIN OF CONTINUING OPERATIONS (2):
Jordan Specialty Plastics                                      2.1%        1.7%        6.7%
Jordan Auto Aftermarket(3)                                    (7.2%)     (20.2%)       2.7%
GramTel                                                        1.0%       (5.1%)      (2.6%)
Combined                                                      (2.3%)      (7.7%)       4.6%

(1) Before corporate income of $3,235, $29,726, and $1,897 for the years ended December 31, 2006, 2005, and 2004, respectively.

(2)  Operating margin is operating income divided by net sales.

(3) The Jordan Auto Aftermarket group was sold on December 29, 2006. The nature of this transaction does not qualify for treatment as discontinued operations. Therefore, the results of operations for this segment are included in the consolidated results of continuing operations.

CONSOLIDATED OPERATING RESULTS. (See Consolidated Statements of Operations).

For the purpose of discussing the continuing consolidated results of operations, the following businesses are included in the Company's income statement during 2006. Jordan Specialty Plastics includes Deflecto, Sate-Lite and Beemak and is included in continuing operations for all periods presented. Jordan Automotive Aftermarket was sold on December 29, 2006 and does not meet the qualifications of a discontinued business segment under Statement of Financial Accounting Standards ("SFAS") No. 144, therefore, the results of operations for the three operating companies in this segment, Dacco, Alma and Atco, are included in the Company's results from continuing operations in all periods presented up to their sale date of December 29, 2006. GramTel is included in continuing operations for all periods presented.

2006 Compared to 2005. Net sales from continuing operations decreased $22.2 million or 8.0%, to $256.7 million for 2006 from $278.9 million for 2005. The decrease in sales was primarily due to reduced sales in the Jordan Specialty Plastics segment and to a lesser extent, declines in the Jordan Auto Aftermarket segment. The sales decline at Jordan Specialty Plastics was driven by reduced sales of certain hardware products to the wholesale distribution channel due to the limited availability of insulation material used in the products, offset partially by sales growth in office products and reflector products. Jordan Specialty Plastics had improved success with passing along raw material inflation through increased selling prices, most of which did not become effective until the second half of the year. Sales decline at Jordan Automotive Aftermarket is primarily the result of a 27% decrease in the sales of torque converters to original equipment manufacturers. In addition, better warranty experience on new vehicles has also reduced demand for torque converter replacements.

Operating income from continuing operations decreased $10.6 million, to a loss of $2.5 million for 2006 from income of $8.1 million for 2005. The most significant decrease in operating income was due to income related to the refinancing of an affiliate of $8.0 million in 2005 and income of $14.7 million in 2005 from the reversal of reserves previously recorded against the receivables from JIR Broadcast and JIR Paging which were recorded in previous years and were no longer necessary at December 31, 2005 as these receivables were deemed fully collectible. This decrease was offset by increased operating income at Jordan Automotive Aftermarket due to improved results at Alma Products operations, the impact of Atco's Coolstar acquisition and a non-cash charge of $8.0 million in 2006 related to the write down of certain air conditioning compressor inventory due to the company's decision to exit this product line compared to the goodwill impairment charge of $20.9 million in 2005. The increased operating income at Jordan Auto Aftermarket was partially offset by increased operating costs associated with recently opened DACCO stores and charges associated with the closing of DACCO's Huntland facility. In addition, increased operating income at Jordan Specialty Plastics benefited from selling price increases and charges of approximately $1.0 million recorded in the second quarter of 2005 for increased accruals and reserves in foreign operations. These increases in operating income at Jordan Specialty Plastics were offset by the reduced operating income associated with lower hardware product sales.

2005 Compared to 2004. Net sales from continuing operations decreased $14.5 million, or 4.9%, to $278.9 million for 2005 from $293.4 million for 2004. The decrease in sales was primarily due to a 16.0% decline in the Jordan Automotive Aftermarket segment. The discontinuation of business with a large customer in the Automotive Aftermarket segment represented $18.3 million of the sales decrease and was the primary reason for the precipitous sales decline in this segment. The decrease in sales was partially offset by solid growth at Jordan Specialty Plastics, which grew 6.0%. The improved economy helped the Jordan Specialty Plastics segment, but most of the growth in this segment continues to come from the introduction of new products and market share gains in several niche markets.

Operating income from continuing operations decreased $7.3 million, or 47.3%, to $8.1 million for 2005 from $15.4 million for 2004. Operating income, excluding the impact of the goodwill impairment charges of $20.9 million for 2005, income from the sale of affiliates of $4.4 million for 2005 and $8.0 million for 2004, proceeds from the refinancing of an affiliate of $8.6 million for 2005 and income in 2005 of $14.7 million from the reversal of reserves previously recorded against the receivables from JIR Broadcast and JIR Paging would have decreased $6.1 million to $1.3 million in 2005 compared with similarly adjusted operating income of $7.4 million for 2004.

The decrease in operating income, excluding goodwill impairment charges and income from affiliate transactions, was primarily due to decreases at Jordan Auto Aftermarket and Jordan Specialty Plastics. Raw material inflation continued to challenge product margins at Jordan Specialty Plastics although to a lesser degree than in the prior year. The operating income related to the Jordan Auto Aftermarket climate control product line was adversely impacted by the much lower sales volume described above. The Automotive Aftermarket segment management team worked diligently to reduce the cost structure in the climate control product lines in response to significantly lower sales volume. Operating income for 2005 was also adversely impacted by costs associated with product transitions and plant rationalizations at Jordan Specialty Plastics.

Income taxes - See Note 14 of to the financial statements.

JORDAN SPECIALTY PLASTICS. As of December 31, 2006 the Jordan Specialty Plastics group consisted of Sate-Lite, Beemak, and Deflecto.

2006 Compared to 2005. Net sales decreased $21.5 million, or 13.7%, to $135.1 million for 2006 from $156.6 million for 2005. The decrease in sales was driven by reduced sales of hardware products through the wholesale distribution channel due to the limited availability of insulation material used in its products. This decline was partially offset by the impact of a stronger economy, the introduction of several new products, market share gains, and selling price increases. Sales were up significantly at several of the large office products distributors. Continued sales growth in Asia also contributed to the increased sales of office products. Sales of bike related products and safety reflectors for commercial trucks also increased from prior year. Throughout the year, Jordan Specialty Plastics has experienced improved success with passing along raw material inflation through increased selling prices, particularly in the second half of the year.

Operating income increased $0.1 million, or 4.8%, to $2.8 million for 2006 from $2.7 million for 2005. Operating income increased as a result of increased selling prices and improved operational performance. Also reflected in the improved operating income are charges recorded in the second quarter of 2005 of approximately $1.0 million for increased accruals and reserves in foreign operations. Inefficiencies associated with the transition of the Niles manufacturing operations to Indianapolis and China continued through most of the first quarter and negatively impacted 2006 results. The Company continues to pursue cost reduction initiatives and price increases to overcome the increased raw material costs.

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

JORDAN AUTO AFTERMARKET. The Jordan Auto Aftermarket group was sold on December 29, 2006. Operations for this group are included in the financial results of the Company through the date of sale. As of the date of sale, the Jordan Auto Aftermarket group consisted of Dacco, Alma, and Atco.

2006 Compared to 2005. Net sales decreased $0.5 million, or 0.4%, to $118.7 million for 2006 from $119.2 million for 2005. The primary reason for the decrease in sales was a 27% decrease in sales of torque converters to original equipment manufacturers. Special sales incentives offered by our largest customer to their customers in the fourth quarter of 2005 negatively impacted 2006 sales by increasing demand abnormally in 2005. Better warranty experience on new vehicles has also reduced demand for torque converter replacements. In addition, Dacco continues to open new stores in selected geographic regions which have offset a general market decline for 2006. Offsetting these decreases was increased sales of the evaporator product line acquired from Coolstar at the end of the third quarter of 2005. Sales of air compressors increased 9.4% in 2006 primarily as a result of share gains with targeted wholesale distributors. Sales of tubing assemblies and fittings for the truck market were up approximately 27% from prior year due to a stronger economy and many companies updating their fleets in advance of the new emissions standards set to become effective in 2007. Hose assemblies and AC fittings sales were also stronger than prior year due to share gains and a special military order.

Operating income increased $15.5 million to a loss of $8.6 million for 2006 from a loss of $24.1 million for 2005. The most significant reason for the increase in operating income was the result of a non-cash pretax goodwill impairment charge of $20.9 million recorded in 2005. Operating income excluding the impact of the goodwill impairment charge would have decreased $5.4 million to an operating loss of $8.6 million in 2006 compared to an operating loss of $3.2 million in 2005. The decrease from prior year is primarily attributable to a non-cash charge of $8.0 million to write down the value of inventory associated with the remanufacture and production of air conditioning compressor components. The Company decided to exit this line of business due to low profitability margins in the product segment.

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

GRAMTEL. As of December 31, 2006, GramTel is the only business remaining in what was previously referred to as the Consumer and Industrial Products segment. Cho-Pat was a business previously included in this segment until its sale date in March of 2005. Welcome Home LLC, which was also a business included in this segment, was wound down as of December 31, 2006. The circumstances surrounding the shut down of Welcome Home LLC qualifies for classification as a discontinued operation and has therefore been removed from the Company's continuing operations for all periods presented.

2006 Compared to 2005. Net sales decreased $0.2 million, or 6.4%, to $2.9 million for 2006 from $3.1 million for 2005. Cho-Pat was sold in March of 2005 and represents $0.4 million of the sales decrease. Sales at GramTel increased $0.2 million due to the acquisition of several new customers.

Operating income increased $0.2 million, to break even for 2006 from an operating loss of $0.2 million in 2005. Increased operating income at GramTel of $0.3 million is the result of higher sales volumes and various cost containment measures. Partially offsetting this increase was the loss of $0.1 million of operating income at Cho-Pat in 2005 prior to its sale.

2005 Compared to 2004. Net sales decreased $0.7 million, or 19.3%, to $3.1 million for 2005 from $3.8 million for 2004. Cho-Pat was sold in March of 2005 and represents $1.3 million of the sales decrease in 2005 as compared with prior year. GramTel's sales increased $0.6 million due to new customer contracts for data warehousing services.

Operating income decreased $0.1 million to a loss of $0.2 million for 2005 from an operating loss of $0.1 million for 2004. The sale of Cho-Pat in March of 2005 attributed to the entire decrease of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company had negative working capital of $31.4 million at the end of 2006 compared to positive working capital of $34.7 million at the end of 2005. The negative working capital in 2006 is the result of the reclassification of $27.4 million of Jordan Industries' Senior Notes and $179.0 million of JII Holdings Exchange Notes from long-term to current based on their maturity date. Currently, the Company is contemplating various avenues of repaying and/or refinancing this debt, and management is confident that it will do so prior to its maturity. If the Company is unable to refinance or enter into a transaction that allows it to pay off this debt then there is substantial doubt about the Company's ability to continue as a going concern.

The Company has acquired businesses through leveraged buyouts, and, as a result, has significant debt in relation to total capitalization. See "Item 1 - Business." See Note 12 to the Consolidated Financial Statements.

Management expects modest growth in net sales and operating income of its remaining businesses in 2007. Capital spending levels in 2007 are anticipated to be consistent with 2006 levels and, along with working capital requirements, will be financed internally from operating cash flow. Operating margins and operating cash flow are expected to be favorably impacted by ongoing cost reduction programs, price increases and sales growth. Management believes that the Company's cash on hand and anticipated funds from operations in conjunction with opportunistic sales of assets, refinancings or market transactions will be sufficient to cover its working capital, capital expenditures, debt service requirements and other fixed charge obligations for at least the next 12 months.

The Company is, and expects to continue to be, in compliance with the provisions of its Indentures.

None of the subsidiaries require significant amounts of capital spending to sustain their current operations or to achieve projected growth.

Net cash provided by operating activities for the year ended December 31, 2006 was $17.7 million compared to $14.8 million provided by operating activities in 2005.

Net cash provided by investing activities for the year ended December 31, 2006 was $538.6 million compared to $25.1 million provided by investing activities in 2005. In 2006, net cash provided by investing activities primarily includes $464.3 million of proceeds from sales of discontinued operations, $42.8 million from the sale of a subsidiary, $29.6 million from the sale of affiliates and $11.4 million from the sale of certain assets, of which $8.9 million related to the sale of non-operating assets. This is compared to $1.0 million of proceeds from the sale of discontinued operations, $6.6 million from the sale of an affiliate, $1.2 million in proceeds from the sale of a subsidiary, $9.4 million from sale of an affiliate promissory note and $15.0 million in proceeds from a refinancing transaction executed by an affiliate in 2005.

Net cash used in financing activities for the year ended December 31, 2006 is $393.7 million compared to $38.0 million used in financing activities in 2005. The increase in cash used in financing activities is primarily due to higher repayments of long-term debt, including $296.9 million of debt related to Kinetek, and net repayments under revolving credit facilities in 2006.

On December 29, 2006, the Company and its subsidiaries extended its credit agreement with Wachovia Capital Finance ("Wachovia"), under which the Company is able to borrow up to $35.0 million, restricted by the value of certain assets, to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreement matures in 2009. The agreement is secured by a first priority security interest in substantially all of the Company's assets. As of December 31, 2006, the Company had approximately $13.7 million of available funds under this arrangement. (See Note 12 to the consolidated financial statements.)

The Company may, from time to time, use cash, including borrowings under its credit agreements, to purchase either its 11 3/4% Senior Subordinated Discount Debentures due 2009, its 10 3/8% Senior Notes due 2007, or its 13% Exchange Notes due 2007, or any combination thereof, through open market purchases, privately negotiated purchases or exchanges, tender offers, redemptions or otherwise. Additionally, the Company may, from time to time, pursue various refinancing or financial restructurings, including pursuant to current solicitations and waivers involving those securities, in each case, without public announcement or prior notice to the holders thereof, and if initiated or commenced, such purchases or offers to purchase may be discontinued at any time. On January 12, 2007, the Company, pursuant to a voluntary redemption, repurchased $125.0 million face value of its 13% Exchange Notes due 2007. The proceeds from the Company's sale of Kinetek in November 2006 was the primary source of funding for this redemption. The Company will record a gain of $4.1 million during the first quarter of 2007 related to this transaction.

The Company has experienced operating losses in recent years and has used cash in operating activities. Additionally, at December 31, 2006, the Company has negative working capital of $31.4 million. This has caused the Company's executive management to evaluate various options to improve the Company's liquidity. To this end, the Company has restructured some of its outstanding debt through the Exchange Offer discussed below and in Note 12 to the financial statements and the Modification and Waiver Agreements also discussed below and in Note 12 to the financial statements. The effect of these transactions has been to reduce cash paid for interest in the current year as well as to provide for further reductions in debt maturity payments if certain financial performance is not achieved. In addition, the Company expects improved operating performance in all remaining businesses as compared to the prior year. Specifically, new product development and the continued shift of manufacturing to China in the Jordan Specialty Plastics group are expected to improve results. Further, the Company has evaluated its holdings of investments in affiliates (See Note 8) and, when appropriate, will sell certain investments, similar to the sale of the Company's investments in DMS Holdings Inc, Mabis Healthcare Holdings Inc., Flavor and Fragrance Holdings Inc. and JIR Broadcast, Inc. as described in Note 16 to the financial statements. The

Company believes that through its efforts discussed above, in conjunction with opportunistic sales of assets, refinancings or market transactions, the Company will have sufficient liquidity to meet its obligations in the coming year.

On February 18, 2004, the Company completed an Exchange Offer, whereby it exchanged $173.3 million of new Senior Notes (the "Exchange Notes") for $104.8 million of 2007 Seniors and $142.8 million of New 2007 Seniors (collectively, "Old Senior Notes"). The Exchange Notes were co-issued by JII Holdings LLC, a wholly owned subsidiary of the Company, and its wholly owned subsidiary, JII Holdings Finance Corporation. The Exchange Notes bear interest at 13% per annum which is payable semi annually on February 1 and August 1 of each year, and mature on April 1, 2007. As discussed above, $125.0 million of these notes were redeemed at their full face value on January 12, 2007. The notes that were exchanged bore interest at 10 3/8% per annum and paid interest semi annually on February 1 and August 1. The remaining Old Senior Notes mature on August 1, 2007.

The Exchange Offer was accounted for as a troubled debt restructuring in conformity with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS No. 15). SFAS No. 15 requires that, when there is a modification of terms such as this, if the total debt service of the new debt is less than the carrying amount on the balance sheet of the old debt, the carrying amount should be reduced to the total debt service amount. This reduction resulted in a gain of $2.0 million, which was required by SFAS No. 15 to be offset by fees incurred on the transaction. Fees of $7.5 million which were in excess of the gain were recorded as interest expense during 2004. There will be no interest expense recognized on the Exchange Notes, and the cash interest payments made will be accounted for as a reduction of the carrying amount of the Exchange Notes. During 2006, the reduction in interest expense attributable to this treatment was $22.5 million.

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

The maturity value of these notes has been reduced to $0.5 million. The holders of these modified notes retain the right to collect the original maturity value and interest thereon at the original interest rate if the Company meets certain financial tests and ratios including the Available Cash requirements (as defined in the Modification Agreement) and the Fixed Charge Coverage Ratio (as defined in the Indenture to the Exchange Notes). The Available Cash requirements states that the Company must have at least $20 million in cash on hand or available under any credit agreements of the Company or certain subsidiaries after giving effect to a pro forma payment of the interest on the Debentures at the original interest rate, and that cash availability must have existed for all days since the last interest payment date on the Exchange Notes. The Fixed Charge Coverage Ratio measures the ratio between Consolidated Cash Flow (as defined) and Fixed Charges (as defined) and must have been at least 2.0 to 1 for the twelve month period preceding the payment of any contingent principal or contingent interest. Since entering into the Modification Agreement, the Company has not met the Available Cash requirement or the Fixed Charge Ratio as described above. At this time we can not estimate when and if these targets will be met.

Under the Modification Agreement, the modified 2009 Debentures mature on the earlier of (1) the date that all other 2009 Debenture note holders have been paid in full, (2) the date that is six months after the original maturity date, or (3) the date on which the Company enters into a bankruptcy proceeding.

The Company has accounted for this as a troubled debt restructuring as required by SFAS No. 15. The effect of this accounting treatment will not reduce the carrying value of the modified notes; however, the interest expense associated with the modified notes will be calculated using the modified stated interest rate of 1.61% per annum and the reduced maturity amount.

The remaining 2009 and Discount Debentures that are not party to the Modification Agreement will continue to accrue interest at 11 3/4% and represent $70.1 million of the total outstanding principal amount of $94.8 million.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2006 (in thousands):

                                              Payments by Period
                   -----------------------------------------------------------------------
                     Total      2007       2008      2009      2010     2011    Thereafter
                   --------   --------   -------   --------   ------   ------   ----------
Long-term debt     $301,035   $203,267   $   635   $ 95,322   $  338   $  317     $1,156
Interest             32,527     19,457     9,584      2,826      128      115        417
Capital leases          408        190       139         78        1       --         --
Operating leases     13,466      3,172     2,665      2,056    1,667    1,843      2,063
                   --------   --------   -------   --------   ------   ------     ------
Total              $347,436   $226,086   $13,023   $100,282   $2,134   $2,275     $3,636
                   --------   --------   -------   --------   ------   ------     ------

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At December 31, 2006, the Company had $0.2 million of variable rate debt outstanding. A one percentage point increase in interest rates would increase the annual amount of interest paid by approximately $0.02 million. The Company does not believe that its market risk financial instruments on December 31, 2006 would have a material effect on future operations or cash flows.

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive income in shareholders' deficit.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page No.
                                                                        --------
Report of Independent Registered Public Accounting Firm .............      30

Consolidated Balance Sheets as of December 31, 2006 and 2005 ........      31

Consolidated Statements of Operations for the years ended December
   31, 2006, 2005, and 2004 .........................................      32

Consolidated Statements of Changes in Shareholders' Deficit for the
   years ended December 31, 2006, 2005 and 2004 .....................      33

Consolidated Statements of Cash Flows for the years ended
   December 31, 2006, 2005, and 2004 ................................      34

Notes to Consolidated Financial Statements ..........................      36

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Jordan Industries, Inc.

We have audited the accompanying consolidated balance sheets of Jordan Industries, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jordan Industries, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Consolidated Financial statements, in 2006 the Company adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

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


/s/ ERNST & YOUNG LLP

Chicago, Illinois
March 16, 2007

                             JORDAN INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                          December 31,
                                                      --------------------
                                                        2006        2005
                                                      --------   ---------
                                                                  Restated
ASSETS
Current assets:
   Cash and cash equivalents                          $177,677   $  15,699
   Accounts receivable, net of allowance of
      $725 and $1,417 in 2006 and 2005,
      respectively                                      23,897      36,256
   Inventories                                          17,929      52,412
   Assets of discontinued operations                    10,144     377,946
   Deferred tax asset                                      521          --
   Investment in and advances to affiliates              8,500      23,015
   Prepaid expenses and other current assets             5,320       6,647
                                                      --------   ---------
      Total current assets                             243,988     511,975

Property, plant and equipment, net                      20,918      42,376
Investments in and advances to affiliates                2,006      14,044
Goodwill, net                                           37,694      37,694
Other assets                                             7,123       5,278
                                                      --------   ---------
   Total Assets                                       $311,729   $ 611,367
                                                      ========   =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                   $ 10,797   $  21,185
   Accrued liabilities                                  45,386      52,773
   Liabilities of discontinued operations               12,592     404,667
   Current portion of long-term debt                   209,061      25,403
                                                      --------   ---------
      Total current liabilities                        277,836     504,028

Long-term debt                                          97,987     333,198
Other non-current liabilities                           26,367      25,032
Deferred income taxes                                    1,092         470

Shareholders' deficit:
Common stock $.01 par value: authorized - 110,000
   shares; issued and outstanding - 100,511 shares
   and 98,501 shares in 2006 and 2005, respectively          1           1
Additional paid-in capital                               2,120       2,116
Accumulated other comprehensive income                   2,188       1,542
Accumulated deficit                                    (95,858)   (255,020)
Note receivable from shareholder                            (4)         --
                                                      --------   ---------
Total shareholders' deficit                            (91,553)   (251,361)
                                                      --------   ---------
   Total Liabilities and Shareholders' Deficit        $311,729   $ 611,367
                                                      ========   =========

                             See accompanying notes.

                             JORDAN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                           Year ended December 31,
                                                       ------------------------------
                                                         2006       2005       2004
                                                       --------   --------   --------
                                                                  Restated   Restated
Net sales                                              $256,678   $278,856   $293,359
Cost of sales, excluding depreciation                   206,373    217,319    224,681
Selling, general, and administrative
   expense, excluding depreciation                       51,080     52,318     52,085
Depreciation                                              6,203      6,987      8,746
Amortization                                                 46         46         24
Goodwill impairment loss                                     --     20,862         --
Income from sale and refinancing of affiliates
   (See Notes 8 and 16)                                  (4,620)   (12,994)    (7,954)
Management fees and other                                   140    (13,811)       366
                                                       --------   --------   --------
      Operating (loss) income                            (2,544)     8,129     15,411

Other (income) and expenses:
   Interest expense                                      16,005     18,644     30,008
   Interest income                                         (111)      (111)    (2,098)
   Gain on sale of assets (See Note 17)                  (8,863)        --         --
   Gain on sale of subsidiary (See Note 15)                  --       (251)        --
   Other, net                                               898        764     (1,121)
                                                       --------   --------   --------
                                                          7,929     19,046     26,789
                                                       --------   --------   --------
Loss from continuing operations before
   income taxes                                         (10,473)   (10,917)   (11,378)

Provision (benefit) for income taxes                      2,056      1,542      1,592
                                                       --------   --------   --------
Loss from continuing operations                         (12,529)   (12,459)   (12,970)
Discontinued Operations:
   Income (loss) from discontinued operations, net
      of tax(See Note 5)                                175,932      6,448     (7,136)
                                                       --------   --------   --------
      Net income (loss)                                $163,403   $ (6,011)  $(20,106)
                                                       ========   ========   ========

                             See accompanying notes.

                             JORDAN INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                             (dollars in thousands)

                                     Common Stock
                                   ---------------               Accumulated                    Note
                                    Number          Additional      Other                    Receivable
                                      of              Paid-in   Comprehensive  Accumulated      from
                                    Shares  Amount    Capital   Income (Loss)    Deficit    Shareholder    Total
                                   -------  ------  ----------  -------------  -----------  -----------  ---------
Balance at December 31, 2003        98,501      1      2,116        (1,012)      (228,468)       --       (227,363)
Non-cash dividends on
   preferred stock of subsidiary        --     --         --            --           (209)       --           (209)
Comprehensive income(loss):
   Translation                          --     --         --         5,463             --        --          5,463
   Minimum pension
      liability adjustment,
      net of tax                        --     --         --          (766)            --        --           (766)
   Net loss                             --     --         --            --        (20,106)       --        (20,106)
                                                                                                ---      ---------
Total comprehensive loss                                                                         --        (15,409)
                                   -------    ---     ------       -------      ---------       ---      ---------
Balance at December 31, 2004        98,501    $ 1     $2,116       $ 3,685      $(248,783)      $--      $(242,981)
Non-cash dividends on
   preferred stock of
   subsidiary                           --     --         --            --           (226)       --           (226)
Comprehensive income(loss):
   Translation                          --     --         --        (1,386)            --        --         (1,386)
   Minimum pension
      liability adjustment,
      net of tax                        --     --         --          (757)            --        --           (757)
   Net income                           --     --         --            --         (6,011)       --         (6,011)
                                                                                                         ---------
Total comprehensive loss                --     --         --            --             --        --         (8,154)
                                   -------    ---     ------       -------      ---------       ---      ---------
Balance at December 31, 2005        98,501    $ 1     $2,116       $ 1,542      $(255,020)      $--      $(251,361)
                                   =======    ===     ======       =======      =========       ===      =========
Common stock issuance                2,010     --          4            --             --        (4)            --
Cumulative effect of adoption of
   SAB 108                              --     --         --            --         (4,250)       --         (4,250)
Other                                   --     --         --            --              9        --              9
Comprehensive income(loss):
   Translation                          --     --         --        (2,986)            --        --         (2,986)
   Minimum pension
      liability adjustment,
      net of tax (including
      sale of subsidiary)               --     --         --         3,632             --        --          3,632
   Net income                           --     --         --            --        163,403        --        163,403
                                                                                                         ---------
Total comprehensive income              --     --         --            --             --        --        164,049
                                   -------    ---     ------       -------      ---------       ---      ---------
Balance at December 31, 2006       100,511    $ 1     $2,120       $ 2,188      $ (95,858)      $(4)     $ (91,553)
                                   =======    ===     ======       =======      =========       ===      =========

                             See accompanying notes.

                             JORDAN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                   Year ended December 31,
                                               -------------------------------
                                                  2006       2005       2004
                                               ---------   --------   --------
                                                           Restated   Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           $ 163,403   $ (6,011)  $(20,106)
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
   (Gain)/loss on sale of discontinued
      operations (See Note 5)                   (176,661)    (1,502)     1,171
   Gain on sale and refinancing of affiliate      (4,620)   (12,994)    (7,954)
   Income from reversal of reserves related
      to sale of affiliates                           --    (14,727)        --
   Gain on sale of subsidiary                         --       (251)        --
   Loss/(gain) on disposal of fixed assets        (7,876)       428       (158)
   Goodwill impairment loss                           --     20,862         --
   Amortization of deferred financing costs        3,518      3,804      5,711
   Depreciation and amortization                   6,249      7,034      8,770
   Deferred income taxes                             100         50        160
   Non-cash interest expense                       7,740      7,847     10,740
   Cash flows from operating activities of
      discontinued operations                     17,933     14,617     21,801
Changes in operating assets and
   liabilities (net of acquisitions and
   dispositions):
   Accounts receivable                             4,915      1,847     (7,867)
   Inventories                                     7,578      5,069     (1,199)
   Prepaid expenses and other current
      assets                                        (137)         1     (4,782)
   Non-current assets                                (13)     2,891        220
   Accounts payable and accrued
      liabilities                                 (5,618)   (13,425)     1,001
   Non-current liabilities                         1,549       (225)      (183)
   Other                                            (354)      (527)    (1,144)
                                               ---------   --------   --------
Net cash provided by operating
   activities                                     17,706     14,788      6,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets                11,419        658        856
Capital expenditures                              (5,507)    (3,251)    (3,141)
Acquisitions of subsidiaries                          --       (393)        --
Net proceeds from sale of subsidiaries            42,778      1,209         --
Net proceeds from sales of discontinued
   operations (See Note 15)                      464,342      1,002      6,155
Net proceeds from sales of affiliates             29,565      6,600     27,207
Net proceeds from sales of affiliated
   promissory notes                                   --      9,449         --
Net proceeds from refinancing by an
   affiliate                                          --     15,000         --
Cash flows from investing activities of
   discontinued operations                        (3,983)    (5,201)    (4,994)
                                               ---------   --------   --------
Net cash provided by investing activities        538,614     25,073     26,083

                         (Continued on following page.)

                             JORDAN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (continued)

                                             Year ended December 31,
                                         -------------------------------
                                            2006       2005       2004
                                         ---------   --------   --------
                                                     Restated   Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving  credit
   facilities, net                         (33,337)   (13,540)   (15,286)
Payment of deferred financing costs             --         --     (3,942)
Payment of long-term debt                 (328,831)   (24,935)   (23,794)
Proceeds from other borrowings               1,181        521      1,078
Cash flows from financing activities
   of discontinued operations              (32,728)       (37)     6,625
                                         ---------   --------   --------
Net cash used in financing activities     (393,715)   (37,991)   (35,319)
Effect of exchange rate changes on
   cash of continuing operations              (845)      (944)     4,398
Effect of exchange rate changes on
   cash of discontinued operations             218       (639)    (1,448)
                                         ---------   --------   --------
Net increase/(decrease) in cash and
   cash equivalents                        161,978        287       (105)
Cash and cash equivalents at beginning
   of year                                  15,699     15,412     15,517
                                         ---------   --------   --------
Cash and cash equivalents at end of
   year                                  $ 177,677   $ 15,699   $ 15,412
                                         =========   ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the year for:
      Interest                           $  44,829   $ 61,895   $ 63,296
      Income taxes, net                  $   6,899   $  6,968   $  2,328
   Non-cash investing activities:
      Capital leases                     $   2,164   $    898   $  1,404

                             See accompanying notes.

                             JORDAN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)

NOTE 1 - ORGANIZATION

At December 31, 2006, the Company's continuing operations are comprised of the following operating subsidiaries: Beemak Plastics, Inc. ("Beemak"), Sate-Lite Manufacturing Company ("Sate-Lite"), Deflecto Corporation ("Deflecto") and GramTel Communications, Inc. ("GramTel"). Also owned by the Company at December 31, 2006 were Valmark Industries ("Valmark") and Welcome Home LLC ("Welcome Home"). These two subsidiaries are reflected as discontinued operations in the Company's December 31, 2006 financial statements. Beemak, Sate-Lite and Deflecto are collectively referred to as the Jordan Specialty Plastics Group and all of the foregoing corporations are collectively referred to herein as the "Subsidiaries", and individually as a "Subsidiary."

All of the Subsidiaries are classified as Restricted Subsidiaries ("Restricted Subsidiaries") for purposes of certain of the Company's debt instruments.

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

The useful lives of plant and equipment for the purpose of computing book depreciation are as follows:

Machinery and equipment      3-10 years
Buildings and improvements   5-35 years
Furniture and fixtures       3-10 years

     Income taxes
     ------------

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. The Company has not determined the U.S. Federal and State income tax liability on undistributed earnings of foreign subsidiaries to the extent the undistributed earnings are considered to be permanently reinvested ($6,596 at December 31, 2006), as such determination is not practical.

     Deferred Financing Fees
     -----------------------

Deferred financing costs amounting to $846 and $4,365 net of accumulated amortization of $27,593 and $24,074 at December 31, 2006 and 2005, respectively, are amortized using the straight-line method, over the terms of the loans or, if shorter, the period such loans are expected to be outstanding. Deferred financing costs are included in "other assets" on the balance sheet.

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

At December 31, 2006 and 2005 the Company had approximately $0 and $23,015, respectively, of investments in Russia and Austria related to unsecured advances, including net interest receivables, made to two affiliates (see Note
8). In 2006, the Company's investments in Russia and Austria were sold to third parties. All amounts invested by the Company were fully recovered.

     Foreign currency translation
     ----------------------------

The functional currencies of the Company's foreign operations are the local currencies. Accordingly, assets and liabilities of the Company's foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect at the balance sheet date while income and expenses are translated at the weighted-average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are classified as a separate component of shareholders' deficit. The accumulated balance in other comprehensive income pertaining to foreign currency translation was $2,967 and $5,953 as of December 31, 2006 and 2005, respectively.

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

In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 offers a special "one-time" transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted the provisions of SAB 108 for the year ended December 31, 2006. Pursuant to the provisions of SAB 108, the Company recorded a charge directly to retained earnings of $4.2 million as a cumulative effect of adopting SAB 108 at January 1, 2006. The charge was the result of the correction of an error in the Company's previously issued financial statements. The error was the result of under depreciated fixed assets at Dacco, a subsidiary of the Company sold in 2006. The fixed assets were acquired in a 1988 business acquisition accounted for under the purchase method of accounting. Depreciation of the fixed assets in 1988 to 1993 did not include the increase (step up) to the previous historical carrying amount due to purchase accounting. The fixed asset step up should have been depreciated over the years 1988 to 1993 and the Company determined the impact of not depreciating such fixed assets in those years was not material to any given year's results of operations based on the rollover method of analyzing misstatements. However, recording the cumulative catch up in depreciation expense based on the iron curtain method of analyzing misstatements is material as of the adoption date of SAB 108 at January 1, 2006, and therefore the Company recorded the amount as a cumulative effect of adopting SAB 108.

NOTE 3 - GOODWILL

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and completed the transitional impairment review of its reporting units during the second quarter of 2002.

The Company determines the fair value of each reporting unit using a discounted cash flow approach taking into consideration projections based on the individual characteristics of the reporting units, historical trends and market multiples for comparable businesses. The Company is required to complete impairment reviews of its subsidiaries on at least an annual basis. In the fourth quarter of 2005, the annual impairment review resulted in a non-cash pre-tax charge of $20,862. These charges are included in "goodwill impairment loss" in the Company's statement of operations.

The changes in the carrying amount of goodwill by operating segment for the year ended December 31, 2006 were as follows:

                                  Jordan                  Consumer &
                                Specialty   Jordan Auto   Industrial
                                 Plastics   Aftermarket    Products    Consolidated
                                ---------   -----------   ----------   ------------
Balance as of January 1, 2005    $37,479     $ 20,862       $ 328        $ 58,669
Sale of subsidiary                    --           --        (328)           (328)
Goodwill impairment loss              --      (20,862)         --         (20,862)
Currency translation impact          215           --          --             215
                                 -------     --------       -----        --------
Balance at December 31, 2005      37,694           --          --          37,694

Balance at December 31, 2006     $37,694     $     --       $  --        $ 37,694
                                 =======     ========       =====        ========

Goodwill included in the gains and losses on sales of subsidiaries in 2006 were as follows: Pamco Printed Tape and Label Company, $1,990, Seaboard Folding Box Corporation, $2,355 and Kinetek, Inc., $179,077. The results of operations and related financial positions for these companies have been classified as discontinued operations in all periods presented.

NOTE 4 -INVESTMENTS IN JSP

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

NOTE 5 - DISCONTINUED OPERATIONS

In January 2004, the Company sold the remaining operations of JII Promotions and agreed to wind down all remaining activities of the Company. In July 2006 the Company sold Pamco Printed Tape and Label Company and in October 2006 the Company sold Seaboard Folding Box Company. In addition, as of December 31, 2006, the Company has definitively decided to sell Valmark Industries. Historically, these four subsidiaries were the operating components of the Specialty Printing and Labeling Group. Due to the sale, or the decision to sell, all of the companies in the group, the Specialty Printing and Labeling Group has been classified as discontinued operations in the Company's financial statements in all periods presented.

In November 2006, the Company's wholly owned subsidiary, Motors and Gears Holdings, Inc. sold the operating subsidiaries of its wholly-owned subsidiary, Kinetek, Inc. Kinetek, Inc. was comprised of 6 operating companies in the motors and controls industries. The Kinetek, Inc. operating subsidiaries were sold to the Resolute Fund, a related party for cash proceeds of $445.4 million prior to certain fees and expenses. As the Company has no continuing involvement in Kinetek, Inc., the financials have been classified as discontinued operations in all periods presented. Motors and Gears Holdings, Inc. remained in tact after the sale of Kinetek, Inc., and was liquidated in January of 2007. As a result, the financial statements of Motors and Gears Holdings are included as discontinued operations in the Company's financial statements in all periods presented.

In December of 2006, Welcome Home LLC, a wholly owned subsidiary of the Company sold certain assets including the trade name of Cape Craftsmen ("Cape"), its wholesale division, to Evergreen Enterprises, Inc. for a purchase price of up to $0.75 million. Welcome Home ceased operations under the Cape Craftsmen name and retained certain accounts receivable and real estate obligations related to Cape. As of December 31, 2006, Welcome Home LLC closed all of its retail locations and ceased operations. All retail employees were terminated and remaining fixed assets and other salable assets will be sold or disposed of during the first quarter of 2007. Due to the above factors, Welcome Home LLC and its wholesale division, Cape Craftsmen, have been classified as a discontinued operation in the Company's financial statements in all periods presented.

Each of the above transactions was evaluated using the guidance in Statement of Financial Accounting Standards ("SFAS") No. 144 and in each case was found to meet the criteria of a discontinued operation. As such, prior period amounts have been restated to reflect the above as discontinued operations.

Summarized selected financial information for the combined discontinued operations is as follows (see Note 15 for gain/loss on sale of subsidiaries):

                                    2006       2005       2004
                                  --------   --------   --------
Revenues                          $429,064   $450,629   $429,920
Income (loss) from discontinued
   operations (net of tax of
   $(3,867), $2,060 and $1,381 in
   2006, 2005 and 2004,
   respectively)                   175,932      6,448     (7,136)

The major classes of assets and liabilities of the combined discontinued operations are as follows:

                                              2006      2005
                                            -------   --------
Current assets                              $ 8,637   $152,471
Property, plant and equipment, net            1,470     37,263
Goodwill                                         --    182,820
Other long-term assets                           37      5,392
                                            -------   --------
   Assets of discontinued operations         10,144    377,946

Current portion of long-term debt               168    293,686
Other current liabilities                     8,179     57,416
Long-term debt                                  164     28,475
Other non-current liabilities                 4,081     25,090
                                            -------   --------
   Liabilities of discontinued operations   $12,592   $404,667


NOTE 6 - INVENTORIES

Inventories consist of:

                  Dec. 31, 2006   Dec. 31, 2005
                  -------------   -------------
Raw Materials        $ 6,010         $22,936
Work-in-process          629           1,499
Finished goods        11,290          27,977
                     -------         -------
                     $17,929         $52,412
                     =======         =======

NOTE 7- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consists of:

                             Dec. 31, 2006   Dec. 31, 2005
                             -------------   -------------
Land                           $  1,898        $  4,860
Machinery and equipment          44,030          84,150
Buildings and improvements        7,305          16,708
Furniture and fixtures           10,617          14,325
                               --------        --------
                                 63,850         120,043
Accumulated depreciation
   and amortization             (42,932)        (77,667)
                               --------        --------
                               $ 20,918        $ 42,376
                               ========        ========

NOTE 8 - INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of December 31, 2006 and 2005 the Company had $0 and $23,015, respectively, of unsecured advances, including net interest receivable, due from JIR Broadcast, Inc. and JIR Paging, Inc. In February and March 2006, the Company sold, to a third party, 100% of its investment in JIR Broadcast, Inc. and JIR Paging, Inc.

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

JIR Broadcast, Inc. was sold on February 28, 2006 and resulted in cash proceeds to the Company of $30,250. The proceeds included repayment of amounts previously loaned to, and paid on behalf of, JIR Broadcast of $15,610, accrued interest of $9,187, accrued and unpaid management fees of $1,679, a fee for the termination of the management fee agreement of $3,400, and reimbursement of expenses incurred by the Company during the sale process of $374. Income of $14,453 was recorded in the Company's financial statements during 2005 related to the JIR Broadcast sale in 2006 due to the reversal of reserves previously recorded by the Company against the loans, interest on its loans, and the recognition of management fee income from JIR Broadcast which was not previously accrued. In 2006, the Company recorded income of $4,620 related to the termination of management fee agreement, interest income and management fees earned by the Company up to the date of sale, and other closing amounts. In March 2007, an escrow, which was established upon the closing of the JIR Broadcast transaction, matured and all funds were disbursed. The Company received an additional $3,000 of proceeds upon final settlement of this escrow. The Company will record income of $3,000 in the first quarter of 2007 related to this transaction.

The Company, through Motors and Gears Holdings, has an investment in the Class A and Class B Preferred Units of JZ International, LLC. These debt securities are not publicly traded and do not have a determinable fair value. The cost method of accounting is used to account for this investment. The Preferred Units have a cumulative 5% annual return. The Class A Preferred Units may be redeemed at any time at the discretion of the Board of Directors of JZ International, but no later than December 31, 2017, whereas the Class B Preferred Units may be redeemed at any time at the discretion of the Board of Directors of JZ International, but no later than December 31, 2018. As a component of the plan to sell Kinetek, Inc. in 2006 and liquidate Motors and Gears Holdings in 2007, the Company has entered into negotiations to sell its investment in JZ International for $8,500. Accordingly, the Company has taken an impairment charge of $3,800 in 2006 to record this investment at its net realizable value of $8,500, and has recorded the investment as a current asset in the Company's balance sheet. JZ International's Chief Executive Officer is David W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are directors and stockholders of the Company. JZ International and its subsidiaries are focused on making European and other international investments. The Company is accounting for this investment under the cost method.

As of December 31, 2006 and 2005, the Company had $66 and $1,700, respectively, of net unsecured advances due from Healthcare Products Holdings, Inc. Healthcare Products Holdings' Chief Executive Officer is Mr. Quinn, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders.

The Company has a 20% limited partnership interest in a partnership that was formed during 2000 for the purpose of making equity investments primarily in datacom/telecom infrastructure and software, e-commerce products and services, and other Internet-related companies. The Company has a $10,000 capital commitment, of which $3,110 was contributed as of December 31, 2006 and 2005. In addition, the Company funded $80 in promissory notes to the partnership during 2004 for working capital needs. The Company is accounting for this investment using the equity method of accounting. The Company and certain stockholders of the Company are also members in the general partner of the partnership. The Company has an agreement with the partnership to provide management services to the partnership for annual fees of 1.25% of total partnership committed capital of $50,000 for 2006 and 2005. The entire 2006 and 2005 management fees were waived by the general partner of JZVP.

Management routinely reviews the realizability of these investments, and when necessary, reserves all or a portion of their value.

See Notes 16 and 18 for additional discussion of affiliated and related party transactions.

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities consist of:

                                          Dec. 31, 2006   Dec. 31, 2005
                                          -------------   -------------
Accrued interest payable                     $11,247         $11,546
Accrued income taxes                           4,618            (145)
Accrued rebates                                3,307           3,636
Accrued medical & worker's compensation        8,899          13,114
Accrued management fees                        9,652           9,652
Accrued other expenses                         7,663          14,970
                                             -------         -------
                                             $45,386         $52,773
                                             =======         =======

NOTE 10 - OPERATING LEASES

Certain subsidiaries lease land, buildings, and equipment under non-cancelable operating leases.

Total minimum rental commitments under non-cancelable operating leases at December 31, 2006 are:

   2007      $ 3,172
   2008        2,665
   2009        2,056
   2010        1,667
   2011        1,843
Thereafter     2,063
             -------
             $13,466
             =======

Rental expense amounted to $4,285, $5,525, and $5,163 for 2006, 2005, and 2004,
respectively.

NOTE 11- BENEFIT PLANS AND PENSION PLANS

Substantially all of the Company's subsidiaries participate in the JII 401(k) Savings Plan (the "Plan"), a defined-contribution plan for salaried and hourly employees. In order to participate in the Plan, employees must be at least 21 years old and have worked at least 1,000 hours during the first 12 months of employment. Each eligible employee may contribute from 1% to 15% of his or her before-tax wages into the Plan. In addition to the JII 401(k) Plan, certain subsidiaries have additional defined contribution plans in which employees may participate. The Company made contributions to these plans totaling approximately $315, $328 and $239 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company retains a defined benefit pension plan related to JII Promotions (see Note 5) that covers substantially all of the former employees of that subsidiary. Due to the shutdown of JII Promotions during 2004, all active employees were terminated as of February 13, 2004 and curtailment accounting was performed as of that date. In addition, settlement accounting was performed as of July 31, 2004 and again as of December 31, 2005 as a result of the large amount of lump sums paid during both years. One-time charges of

$558 and $53 were recognized immediately due to the settlement accounting in 2004 and 2005, respectively. The following table sets forth the change in benefit obligations, change in plan assets and net amount recognized for this plan as of the measurement dates of December 31, 2006 and 2005.

PENSION PLANS

The funded status of the defined benefit plan was as follows:

                                             2006     2005
                                            ------   ------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of period   $1,904   $1,704
   Interest cost                                96      105
   Actuarial loss                              (16)     219
   Benefits paid                              (280)    (142)
   Settlements                                  40       18
                                            ------   ------
Benefit obligations at end of period        $1,744   $1,904
                                            ------   ------

CHANGE IN PLAN ASSETS:
Fair value at beginning of year             $1,335   $1,049
   Actual return on assets                     114       53
   Contributions received                       --      375
   Benefits paid                               (34)     (33)
   Settlements paid                           (246)    (109)
                                            ------   ------
Fair value at end of year                    1,169    1,335
                                            ------   ------
   Unrecognized net actuarial loss            (575)    (569)
   Unrecognized prior service cost             779      919
                                            ------   ------
   Accrued benefit cost                     $  204   $  350
                                            ======   ======

The following table provides amounts recognized in the balance sheet as of December 31:

                                       Year ended December 31,
                                       -----------------------
                                             2006    2005
                                            -----   -----
Accumulated other comprehensive loss          779     919
Accrued benefit liability                    (575)   (569)
                                            -----   -----
Net amount recognized                       $ 204   $ 350
                                            =====   =====

The total accumulated benefit obligation for the defined benefit pension plan was $1,744 and $1,904 at December 31, 2006 and 2005, respectively.

The plan's expected long-term rate of return on plan assets is 7.5% and is based on the aggregate historical returns of the investments that comprise the defined benefit plan portfolio.

The components of net pension costs are as follows:

                                 Year ended December 31,
                                 -----------------------
                                   2006   2005   2004
                                   ----   ----   ----
Service cost                       $ --   $ --   $  8
Interest cost                        96    105    134
Expected return on plan assets      (84)   (91)   (80)
Recognized net actuarial loss        25     18     17
                                   ----   ----   ----
Net periodic benefit cost          $ 37   $ 32   $ 79
                                   ====   ====   ====

Assumptions used to determine benefit obligations at the end of the year for the defined benefit plan is as follows:

                                          Year ended December 31,
                                          -----------------------
                                               2006   2005
                                               ----   ----
Discount rate                                  5.75%  5.50%
Rate of increase in compensation levels         N/A    N/A

Assumptions used to determine net costs for the defined benefit plan is as follows:

                                          Year ended December 31,
                                          -----------------------
                                             2006   2005   2004
                                             ----   ----   ----
Discount rate                                5.5%   6.0%   6.5%
Long-term rate of return on plan assets      7.5%   7.5%   7.5%
Rate of increase in compensation levels      N/A    N/A    3.0%

The Company's strategy is to fund its defined benefit plan obligations. The need for further contributions will be based on changes in the value of plan assets and the movements of interest rates during the year.

The Company's actual pension plan asset allocation, which approximates the target plan allocation, at December 31, 2006 and 2005 by asset category are as follows:

     Asset Category       Percentage of Plan Assets
     --------------       -------------------------
                              2006    2005
                             -----   -----
Cash and equivalents           1.0%   26.0%
Fixed income securities       49.0%   36.0%
Equity securities             50.0%   38.0%
                             -----   -----
                             100.0%  100.0%

The Company's estimated future benefit payments related to this pension plan are as follows:

2007        $108
2008         175
2009         298
2010         123
2011         221
2012-2016    671

As a result of the sale of the Auto Aftermarket Group in December of 2006, the Company does not include the pension related liabilities of Alma (a subsidiary of the group) in its December 31, 2006 balance sheet. However, the operating results of Alma, and the entire Auto Aftermarket group are included in the Company's operating results until their date of sale. Accordingly, the components of Alma's pension cost that is included in the Company's results of operations are outlined below.

The Company had two defined benefit plans at Alma. During the second quarter of 2005, Alma negotiated and approved certain changes to its retirement plan for hourly employees. The effect of these changes resulted in a one-time curtailment charge of $355 to cost of sales in the financial statements as calculated pursuant to FAS88. The components of Alma's net pension cost are described below:

                                   Year ended December 31,
                                 ---------------------------
                                   2006      2005      2004
                                 -------   -------   -------
Service cost                     $   507   $   732   $   698
Interest cost                      1,255     1,193     1,125
Expected return on plan assets    (1,375)   (1,247)   (1,104)
Prior service cost recognized         25        42        59
Recognized net actuarial loss        157       180       111
                                 -------   -------   -------
Net periodic benefit cost        $   569   $   900   $   889
                                 =======   =======   =======

Assumptions used to determine net costs for Alma's defined benefit plans were as follows:

                                          Year ended December 31,
                                          -----------------------
                                            2006   2005   2004
                                            ----   ----   ----
Discount rates                              6.00%  6.25%  6.50%
Long-term rate of return on plan assets     8.50%  8.50%  8.50%
Rate of increase in compensation levels     4.00%  4.00%  4.00%

OTHER POST-RETIREMENT BENEFIT PLANS

The Company had one retiree health care plan at Alma that covered substantially all of the employees of this subsidiary. The plan provided for certain medical and prescription drug benefits for those individuals that choose to participate in the plan. As a result of the sale of the Auto Aftermarket Group in December of 2006, the Company does not include the post retirement related liabilities of Alma (a subsidiary of the group) in its December 31, 2006 balance sheet. However, the operating results of Alma are included in the Company's operating results until their date of sale. Accordingly, the components of Alma's post retirement cost that is included in the Company's results of operations are outlined as follows:

                                Year ended December 31,
                                -----------------------
                                   2006   2005   2004
                                   ----   ----   ----
Service cost                       $183   $164   $147
Interest cost                       320    275    218
Prior service cost recognized        13      8     --
Recognized net actuarial loss       114     93     19
                                   ----   ----   ----
Net periodic benefit cost          $630   $540   $384
                                   ====   ====   ====

Assumptions used to determine net costs for the Company's post-retirement benefit plans are as follows:

                                Year ended December 31,
                                -----------------------
                                  2006   2005   2004
                                  ----   ----   ----
Discount rates                    6.00%  6.25%  6.50%

A 7.4% annual rate of increase for medical and a 9.0% annual rate of increase for prescription drugs in the per capita cost of covered post-retirement benefits was assumed for 2006. The rate was assumed to decrease gradually to 5% for 2015 and remain at that level thereafter.

Increasing or decreasing the health care trend rates by one percentage point each year would have the following effect:

                                                          1% Increase   1% Decrease
                                                          -----------   -----------
Effect on total of service and interest cost components       $57          $(51)

NOTE 12 - DEBT

Long-term debt consists of:

                                              December 31, 2006   December 31, 2005
                                              -----------------   -----------------
Revolving Credit Facilities (A)                   $     175           $  20,211
Bank Term Loans (B)                                   2,569               3,845
Capital lease obligations (C)                           408               5,930
Senior Notes (D)                                    206,319             228,803
Senior Subordinated Discount Debentures (D)          94,786              94,786
Subordinated promissory notes (E)                     1,332               3,949
Other                                                 1,459               1,077
                                                  ---------           ---------
                                                    307,048             358,601
Less current portion                               (209,061)            (25,403)
                                                  ---------           ---------
                                                  $  97,987           $ 333,198
                                                  =========           =========

The components of the senior note balance above consist of the following at carrying value:

                     Description                         2006       2005
                     -----------                       --------   -------
10.375% Series B Senior Notes                            15,219    15,219
10.375% Series D Senior Notes (including unamortized
   discount of $29 for 2006 and $78 for 2005)            12,133    12,084
13% Exchange Notes                                      178,967   201,500
                                                       --------   -------
Total                                                  $206,319   228,803
                                                       ========   =======

The net amount of amortization of debt discount included in the Company's income statement for the year ended December 31, 2006 and December 31, 2005 was $49.

Aggregate maturities of long-term debt at December 31, 2006, excluding unamortized premiums and discounts, are as follows:

2007         203,457
2008             774
2009          95,400
2010             339
2011             317
Thereafter     1,156
             -------
             301,443
             =======

As noted above, 68% of the Company's long-term debt matures within the next year. Currently, the Company is contemplating various avenues of refinancing or repaying this debt and Management is confident that it will do so prior to the maturity.

A. On December 29, 2006, the Company entered into an extension of its Loan and Security Agreement ("JII Agreement") with Wachovia Capital Finance ("Wachovia"). The JII Agreement provides for borrowings of up to $35,000, restricted by the value of certain assets, including inventory, accounts receivable and fixed assets. Interest on borrowings is at the Prime Rate plus an applicable margin, or at the Company's option, the Eurodollar Rate plus an applicable margin (8.5% and 7.3%), respectively, at December 31, 2006. At December 31, 2006, the Company had outstanding borrowings of $175, outstanding letters of credit of $8,621, and excess availability of $13,689. The JII Agreement is secured by the assets of substantially all of the Company's domestic Subsidiaries. The JII Agreement expires on August 16, 2009.

B. Bank term loans consist of a mortgage on the Deflecto facility, which bears interest at .25% below the prime rate and is due in 2015. The carrying value of the mortgaged facility is $3,569.

     The Company, through its wholly owned subsidiary GramTel, has a term loan with 1st Source Bank. The balance on this loan was $889 at December 31, 2006 and bears interest at a rate of 6.6% per year. The term loan matures in 2008.

C. Interest rates on capital leases range from 5.9% to 8.3% and mature in installments through 2010.

     The future minimum lease payments as of December 31, 2006 under capital leases consist of the following:

2007                                     212
2008                                     149
2009                                      81
2010                                       1
                                        ----
   Total                                 443
Less amount representing interest        (35)
                                        ----
Present value of future minimum lease
   payments                             $408
                                        ====

     The present value of the future minimum lease payments approximates the book value of property, plant and equipment under capital leases at December 31, 2006.

D. In July 1997, the Company issued $120,000 of 10 3/8% Senior Notes due 2007 ("2007 Seniors"). These notes bear interest at a rate of 10 3/8% per annum, payable semi-annually in cash on February 1 and August 1 of each year and mature on August 1, 2007. The 2007 Seniors are redeemable for 100% of the principal amount from August 1, 2004 and thereafter plus any accrued and unpaid interest to the date of redemption. The 2007 Seniors are unsecured obligations of the parent Company.

     In March 1999, the Company issued $155,000 of 10 3/8% Senior Notes due 2007 ("New 2007 Seniors"). These notes have the identical interest and redemption terms as the 2007 Seniors. The New 2007 Seniors are unsecured obligations of the parent Company.

     On February 18, 2004, the Company completed an Exchange Offer, whereby it exchanged $173,333 of new Senior Notes (the "Exchange Notes") for $104,781 of 2007 Seniors and $142,838 of New 2007 Seniors (collectively, "Old Senior Notes"). The Exchange Notes were co-issued by JII Holdings LLC, a wholly owned subsidiary of the Company, and its wholly owned subsidiary, JII Holdings Finance Corporation. The Exchange Notes bear interest at 13% per annum which is payable semi annually on February 1 and August 1 of each year, and mature on April 1, 2007. The remaining Old Senior Notes have a fair value of approximately $15,060 at December 31, 2006. The fair value of the Exchange Notes was approximately $173,333 at December 31, 2006. The fair value was calculated using the Old Senior Notes' and Exchange

     Notes' respective December 31, 2006 market prices multiplied by the respective face amounts.

     The Exchange Offer was accounted for as a troubled debt restructuring in conformity with Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" (SFAS No. 15). SFAS No. 15 requires that, when there is a modification of terms such as this, if the total debt service of the new debt is less than the carrying amount on the balance sheet of the old debt, the carrying amount should be reduced to the total debt service amount. This reduction resulted in a gain of $2,015 at the time of the Exchange, which was required by SFAS No. 15 to be offset by fees incurred on the transaction. Fees of $7,505, which were in excess of the gain, were recorded as interest expense during 2004. There will be no interest expense recognized on the Exchange Notes, and the cash interest payments made will be accounted for as a reduction of the carrying amount of the Exchange Notes.

     In January 2007, $125,000 of Exchange Notes were redeemed at face value. The remaining outstanding notes of $48,333 retain their original interest rate and maturity characteristics. The Company will record a gain of $4,063 in the first quarter of 2007 as a result of this transaction.

     In July 1993, the Company issued $133,075 of 11 3/4% Senior Subordinated Discount Debentures ("Discount Debentures") due August 1, 2005. In April 1997, the Company refinanced substantially all of the Discount Debentures and issued the 2009 Debentures. At December 31, 2006, $150 of the Discount Debentures were still outstanding and party to the Waiver Agreement discussed below. As a result of their inclusion in this agreement, the interest and principal payments on the outstanding Discount Debentures are subject to the payment limitations discussed in the following paragraph.

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

     Between May 29, 2002 and June 5, 2002, the Company repurchased $119,000 principal amount of its 2009 Debentures, for total consideration of $31,360, including expenses. After the purchase, $94,636 principal amount of 2009 Debentures were outstanding. The Company reported a gain of $52,518, net of taxes of $36,364 in the 2002 statement of operations related to this purchase. The fair value of the remaining 2009 Debentures was approximately $18,957 at December 31, 2006. The fair value was calculated using the 2009 Debentures' December 31, 2006 market price multiplied by the face amount.

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

     On February 18, 2004, certain of the Company's 2009 Debenture note holders entered into a Modification Agreement which provides for a reduction in their stated maturity value and a reduction of their applicable interest rate. The aggregate maturity value of the notes held by the parties to the Modification Agreement was $22,978 which was reduced to $6,893. The interest rate on these notes was reduced to a stated rate of 1.61% from 11 3/4%. On April 1, 2004 certain holders of an additional $1,745 of the Company's 2009 Debentures elected to participate in the Modification Agreement. The maturity value of these notes was reduced to $524. The holders of these modified notes retain the right to collect the original maturity value and interest thereon at the original interest rate if the Company meets certain financial tests and ratios. Under the terms of the Modification Agreement, the holders of the modified notes retain the right to collect the original maturity value and interest thereon at the original interest rate if the Company meets the Available Cash requirements (as defined in the Modification Agreement) and the Fixed Charge Coverage Ratio (as defined in the Indenture to the Exchange Notes). The Available Cash requirement states that the Company must have at least $20 million in cash on hand or available under any credit agreements of the Company or certain subsidiaries after giving effect to a pro forma payment of the interest on the Debentures at the original interest rate, and that cash availability must have existed since the last interest payment date on the Exchange Notes. The Fixed Charge Coverage Ratio measures the ratio between Consolidated Cash Flow and Fixed Charges and must have been at least 2.0 to 1 for the twelve month period preceding the payment of any contingent principal or contingent interest. At no time since entering into the Modification Agreement, has the Company met the Available Cash requirement or the Fixed Charge Coverage Ratio as described above. At this time we cannot estimate when and if these targets will be met.

     Under the Modification Agreement, these notes mature on the earlier of (1) the date that all other 2009 Debenture note holders have been paid in full,
     (2) the date that is six months after the original maturity date, or (3) the date on which the Company enters into a bankruptcy proceeding.

     The Company accounted for this modification as a troubled debt restructuring as required by SFAS No. 15. The effect of this accounting treatment will not reduce the carrying value of the modified notes; however, the interest expense associated with the modified notes will be calculated using the modified stated interest rate of 1.61% per annum and the reduced maturity amount.

     The remaining 2009 and Discount Debentures that are not party to the Modification Agreement will continue to accrue interest at 11 3/4% and represent $70,062 of the total outstanding principal amount of $94,786.

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

E. Subordinated promissory notes payable are due to former shareholders of certain subsidiaries in installments through 2007, and bear interest ranging from 8% to 9%. The loans are unsecured.

     Interest expense includes $3,519, $3,804 and $11,282 of amortization of debt issuance costs for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of:

                               Year ended
                              December 31,
                            ----------------
                             2006      2005
                            ------   -------
Minimum pension liability   $ (779)  $(4,411)
Translation                  2,967     5,953
                            ------   -------
                            $2,188   $ 1,542
                            ======   =======

NOTE 14 - INCOME TAXES

Loss from continuing operations before income taxes is as follows:

               Year ended December 31,
           ------------------------------
             2006       2005       2004
           --------   --------   --------
Domestic   $(17,575)  $(15,966)  $(16,260)
Foreign       7,102      5,049      4,882
           --------   --------   --------
   Total   $(10,473)  $(10,917)  $(11,378)
           ========   ========   ========

The provision (benefit) for income taxes from continuing operations consists of the following:

                    Year ended December 31,
                  --------------------------
                   2006      2005      2004
                  ------   -------   -------
Current:
Federal           $   --   $    --   $    --
Foreign            1,596     1,450     1,305
State and Local      360        42       127
                  ------   -------   -------
                   1,956     1,492     1,432
Deferred:
Federal               --        --        --
Foreign              100        50       160
State and Local       --        --        --
                  ------   -------   -------
                     100        50       160
                  ------   -------   -------
Total             $2,056   $ 1,542   $ 1,592
                  ======   =======   =======

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                           December 31,   December 31,
                                               2006           2005
                                           ------------   ------------
DEFERRED TAX LIABILITIES:
Goodwill                                     $  1,042       $     --
Property, plant and equipment                      --          2,336
Foreign deferred tax liabilities                1,092            904
                                             --------       --------
   Total deferred tax liabilities            $  2,134       $  3,240
                                             ========       ========
DEFERRED TAX ASSETS:
NOL carryforwards                            $  3,322       $ 27,411
AMT credit carryforwards                        3,889          2,889
Deferred interest                               9,623         19,485
Accrued interest on discount debentures         6,977          6,977
Goodwill                                           --         13,258
Property, plant and equipment                   1,771             --
Foreign deferred tax assets                       521            433
Pension obligation                                 --            519
Vacation accrual                                   --            313
Uniform capitalization of inventory               201          1,281
Allowance for doubtful accounts                   167            425
Deferred financing fees                           167            241
Intangibles other than goodwill                   677            809
Medical claims reserve                          1,160          2,711
Accrued commissions and bonuses                   594          1,188
Deferred gain on JAAI                           2,212             --
Inventory reserves                                213          1,245
Other accrued liabilities                          92          4,509
                                             --------       --------
   Total deferred tax assets                 $ 31,586       $ 83,694
Valuation allowance                           (30,022)       (80,924)
                                             --------       --------
   Total deferred tax assets                 $  1,564       $  2,770
                                             --------       --------
   Net deferred tax liabilities              $    570       $    470
                                             ========       ========

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

The provision for income taxes from continuing operations differs from the amount of income tax benefit computed by applying the United States federal income tax rate to loss before income taxes. A reconciliation of the differences is as follows:

                                               Year ended December 31,
                                             ---------------------------
                                               2006      2005      2004
                                             -------   -------   -------
Computed statutory tax (benefit) provision   $(3,666)  $(3,821)  $(3,982)
   (Increase) decrease resulting from:
   Taxable/(non-taxable) income and other       (523)       --      (904)
   Non-deductible expenses                       525       352       210
   State and local tax, net                      360        50       160
   Valuation allowance on net loss             6,151     7,342    11,941
   Reserve decrease                               --    (2,114)   (5,589)
   Foreign tax rate differential                (791)     (267)     (244)
                                             -------   -------   -------
Provision for income taxes                   $ 2,056   $ 1,542   $ 1,592
                                             =======   =======   =======

As of December 31, 2006, total consolidated federal net operating loss carryforwards are approximately $8,401 for regular tax purposes and expire in 2025. There are various state net operating loss carryforwards that expire between 2015 and 2025. There is also an AMT credit carryforward of $3,889 which does not expire. A full valuation allowance has been provided against the net operating loss and credit carryforwards.

NOTE 15 - SALE OF SUBSIDIARIES

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

On July 31, 2006, the Company sold Pamco Printed Tape & Label Company ("Pamco") to Pamco's management team for net cash proceeds of $19,199. Pamco was a member of the Specialty Printing and Labeling Group and is a manufacturer and distributor of a wide variety of printed tapes and labels. The Company recognized a gain of $14,693, net of tax, related to the sale of Pamco during the third quarter of 2006. The operating results and the gain on the sale of Pamco have been classified as discontinued operations in the Company's financial statements.

On October 2, 2006, the Company sold its ownership in Seaboard Folding Box Corporation ("Seaboard") for net proceeds of $6,750. Seaboard was a member of the Specialty Printing and Labeling group and is a manufacturer of printed folding cartons and boxes, insert packaging and blister pack cards. The Company recognized a loss of $3,165, net of tax, related to the sale of Seaboard during the fourth quarter of 2006. The operating results and the loss on the sale of Seaboard have been classified as discontinued operations in the Company's financial statements.

On November 10, 2006, the Company completed the sale of the operating subsidiaries of Kinetek, Inc. ("Kinetek") to Kinetek Acquisition Corp., a subsidiary of The Resolute Fund, L.P., a related party. The sale price was $445,407 prior to certain fees and expenses. The Resolute Fund is managed and operated by The Jordan Company in New York. The Company recorded a gain on this transaction of $165,134, net of tax, in the fourth quarter of 2006.

The results of operations and the gain on the sale of Kinetek has been classified as discontinued operations in the Company's financial statements.

On December 1, 2006, the Company sold certain operating assets and the trade name of Cape Craftsmen, a division of the Company's wholly owned subsidiary, Welcome Home LLC. The assets were sold to a third party for a final purchase price of up to $750 based on future orders and collections from a previous customer of Cape Craftsmen. The Company received $500 at the time of closing. Based on current estimates, the Company expects to collect an additional $110 in purchase price during the first half of 2007. The sale of Cape Craftsmen, and the subsequent wind down of the retail division of Welcome Home LLC met the criteria of discontinued operations based on the guidance under SFAS No. 144. The results of operations for Welcome Home LLC are included in discontinued operations in the Company's financial statements for all periods presented.

On December 29, 2006, the Company sold the Automotive Aftermarket Group to ETX Holdings, Inc. for $44,000. ETX Holdings, Inc. is owned by The Edgewater Funds; a group of certain shareholders of the Company and management. The operating subsidiaries included in the sale were Dacco, Alma and Atco. According to the provisions of SFAS No. 144, the transaction did not qualify for treatment as a discontinued operation. Therefore, the operating results of the group are included in the Company's results of operations up to the date of sale. The purchase price was comprised of $30,700 in cash, an $11,300 seller subordinated note due on December 29, 2010 and retained liabilities from Alma to the Company of $2,000. This transaction resulted in a gain of $5,594, which has been deferred and has been recorded as an offset to the seller subordinated note receivable. This deferral was recorded due to the uncertainty of improved operating results and sufficient future cash flows to fully service this seller subordinated note by its stated due date.

NOTE 16 - AFFILIATE TRANSACTIONS

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

On July 29, 2005, Healthcare Products Holdings, Inc. ("HPI"), an affiliate of the Company based on partial common ownership, and its operating subsidiary Hoveround, undertook an independent refinancing of its obligations with several new third party lenders. A portion of the proceeds from the refinancing was used to repay obligations to the Company. The Company received proceeds of $15,000 for payment of notes, accrued interest, accrued and unpaid management fees, amounts previously paid by the Company on behalf of HPI and accrued and unpaid financing fees. Due to previous concerns regarding the collectibility of these amounts the Company had reserved against these receivables leaving an unreserved amount of $7,034. As a result, the Company recorded a gain of $7,966 on the transaction. In the fourth quarter of 2005, the Company reversed additional reserves related to HPI resulting in an addition to the previously recorded gain of $618. This gain was recorded as a component of operating income because the original reserves taken by the Company were charged to operating income. At December 31, 2006, the Company was owed $66 from HPI for management fees.

JIR Broadcast was sold on February 28, 2006 and resulted in cash proceeds to the Company of $30,250. The purchase price included repayment of amounts previously loaned to and paid on behalf of, JIR Broadcast of $15,610, accrued interest of $9,187, accrued and unpaid management fees of $1,679, a fee for the termination of the management fee agreement of $3,400, and reimbursement of expenses incurred by the Company during the sale process of $374. Income of $14,453 was recorded in the Company's financial statements during 2005 related to the JIR Broadcast sale due to the reversal of reserves previously recorded by the Company against the loans, interest on its loans, and the recognition of management fee income from JIR Broadcast which was not previously accrued. In 2006, the Company recorded income of $4,620 related to the termination of management fee agreement, interest income, management fees earned by the Company up to the date of sale, and other closing amounts. In March of 2007, the Company received an additional $3,000 of proceeds upon final settlement of an escrow established at the closing of this transaction. The Company will record income of $3,000 in the first quarter of 2007.

The Company, through its wholly owned subsidiary Motors and Gears Holdings, Inc. has an investment in JZ International (See Note 8). During the fourth quarter of 2006, the Company recorded an impairment charge of $3,800 on this investment, which reduced its recorded value from $12,344 to $8,500. This impairment charge was deemed appropriate based on current negotiations involving the sale of this investment and the contemplated sales price.

NOTE 17 - SALE OF ASSETS

In March 2006, the Company sold certain fully depreciated non-operating assets for $6,405 to related parties. The sales price was determined by an independent third party. The proceeds were used to repay long-term debt on these assets of $3,834. After giving consideration to fees associated with the transaction, the Company recorded a gain of $6,306 in the first quarter of 2006.

In October 2006, the Company sold certain fully depreciated non-operating assets for $1,995. The Company recorded a gain of this amount during the fourth quarter of 2006.

In December 2006, the Company sold additional non-operating assets for proceeds of $618. A gain of $562 was recorded in the fourth quarter of 2006 after taking into consideration the asset's net book value at the date of sale of $56.

NOTE 18 - RELATED PARTY TRANSACTIONS

Transaction Advisory Agreement. Each of the Company's subsidiaries are parties to an advisory agreement with the Company, referred to as the Transaction Advisory Agreement, pursuant to which, such subsidiaries pay to the Company (i) investment banking and sponsorship fees of up to 2.0% of the aggregate consideration paid in connection with acquisitions, joint ventures, minority investments or sales by each such subsidiary of all or substantially all of its or its subsidiaries capital stock, businesses or properties; (ii) financial advisory fees of up to 1.0% of the amount obtained or made available pursuant to any debt, equity or other financing or refinancing involving such subsidiary, in each case, arranged with the assistance of the Company or its affiliates; and
(iii) reimbursement for the Company's out-of-pocket costs in connection with providing such services. Each Transaction Advisory Agreement contains indemnities in favor of the Company and its affiliates, and The Jordan Company and certain of its affiliates, including TJC Management Corporation, in connection with the Transaction Advisory Agreement and such services. The Transaction Advisory Agreement will expire in December 2007, but is automatically renewed after such date for successive one-year terms, unless any party provides written notice of termination 60 days prior to the scheduled renewal date. The Company recorded fees pursuant to the Transaction Advisory Agreement of $0, $0 and $73 for the years 2006, 2005 and 2004, respectively.

TJC Management Consulting Agreement. JII has entered into a consulting services agreement with TJC Management Corporation, an affiliate of The Jordan Company, referred to as the TJC Management Consulting Agreement, pursuant to which the Company will in turn pay to TJC Management Corporation (i) one-half of the investment banking, sponsorship and financing advisory fees paid to the Company pursuant to the Transaction Advisory Agreement, unless otherwise determined by our Board of Directors; (ii) (A) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures and minority investments or sales involving the Company or its other subsidiaries and (B) financial advisory fees of up to one-half of 1.0% of any debt, equity or other financing or refinancing involving the Company or such subsidiaries, in each case, arranged with the assistance of TJC Management Corporation or its affiliates, unless otherwise determined by the Company's Board of Directors; and (iii) reimbursement for TJC Management Corporation's and The Jordan Company's out-of-pocket costs incurred in connection with such services. The TJC Management Consulting Agreement also contains indemnities in favor of TJC Management Corporation and its affiliates and The Jordan Company and its affiliates in connection with such services. In consideration for these fees, the services of Mr. Jordan and the investment banking, sponsorship and advisory services of TJC Management Corporation will be provided to the Company. The TJC Management Consulting Agreement will expire in December 2007, but is automatically renewed after such date for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. The Company did not pay to TJC Management Corporation or The Jordan Company any fees or cost reimbursements for the years 2006, 2005, and 2004 under this agreement. Approximately, $9,652 of such fees and cost reimbursements are accrued and unpaid under this agreement as of December 31, 2006 and December 31, 2005.

Service and Fee Agreements. Two companies that are not subsidiaries - Healthcare Products Holdings, Inc. and Staffing Consulting Holdings, Inc., - are parties to service and fee agreements or arrangements with the Company and/or TJC Management Corporation, pursuant to which such companies will pay to the Company and/or TJC Management Corporation (i) investment banking and sponsorship fees of up to 2.0% of the aggregate consideration paid in connection with acquisitions, joint ventures, minority investments or sales by such companies of all or substantially all of their or their subsidiaries' capital stock, businesses or properties; (ii) financial advisory fees of up to 1.0% of any amount obtained or made available pursuant to debt, equity or other financing or refinancing involving such company, in each case, arranged with the Company's assistance or that of its affiliates; (iii) fees based upon a percentage of net EBITDA (as defined) or net sales; and (iv) reimbursement for the Company's and/or TJC Management Corporation's out of pocket costs in connection with providing such services. These fee agreements or arrangements contain indemnities in favor of the Company and its affiliates, including TJC Management Corporation, in connection with such services. Pursuant to the TJC Management Consulting Agreement, the Company, in turn, will also pay to TJC Management Corporation one-half of such investment banking, sponsorship and financial advisory fees and its portion of such cost reimbursements, unless otherwise determined by the Company's Board of Directors. These fee agreements or arrangements will expire at various times from 2007 through 2009, but are automatically renewed after such date for successive one year terms, unless any party provides written notice of termination 60 days prior to the scheduled renewal date. Pursuant to these services and fee arrangements the Company received approximately $613, $5,378 and $6,648 for the years ended December 31, 2006, 2005 and 2004 respectively, which includes funds received from companies no longer under these agreements.

Legal Counsel. Mr. G. Robert Fisher, a director of, and secretary to, the Company, is a partner of Sonnenschein, Nath & Rosenthal LLP. Mr. Steven L. Rist, the general counsel and assistant secretary to the Company, is also a partner of Sonnenschein, Nath & Rosenthal LLP. Mr. Fisher, Mr. Rist and their law firm have represented the Company and The Jordan Company in the past, and expect to continue representing them in the future. Sonnenschein, Nath & Rosenthal LLP was paid approximately $1,234, $587 and $1,040 in fees and expenses by the Company in 2006, 2005 and 2004, respectively. The Company believes that the fees paid were equivalent to what it would have paid to an unaffiliated third party law firm for similar services.

NOTE 19 - BUSINESS SEGMENT INFORMATION

The Company's continuing business operations are comprised of four operating subsidiaries. Deflecto, Beemak and Sate-Lite which are grouped together and referred to as the Jordan Specialty Plastics group, and GramTel.

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

GramTel provides data storage services and access to dedicated Internet connectivity.

The results of the Jordan Auto Aftermarket group are included in continuing operations through their date of sale of December 29, 2006 (See Note 15). Their assets and liabilities are not included in the Company's balance sheet as of December 31, 2006. The Jordan Auto Aftermarket group consisted of Alma, Dacco and Atco and focused primarily on the remanufacture and supply of torque converters to the automotive aftermarket parts industry. These operating subsidiaries also produced newly manufactured torque converters, air conditioning compressors and clutch and disc assemblies for major automotive and equipment OEM's.

Measurement of Segment Operating Income and Segment Assets

The Company evaluates performance and allocates resources based on operating income. The accounting policies of the reportable segments are the same as those described in Note 2 - Significant Accounting Policies.

Intra-segment sales exist between Sate-Lite, Beemak and Deflecto. These sales were eliminated in consolidation and are not presented in segment disclosures. There is one customer that accounts for more than 10% of the JSP segment net sales. This customer accounted for $20,377 of Deflecto's net sales. No other single customer accounts for 10% or more of segment or consolidated net sales.

Operating income by business segment is defined as net sales less operating costs and expenses, excluding interest and corporate expenses.

Identifiable assets are those used by each segment in its operations. Included in identifiable assets of discontinued operations are assets of the Specialty Printing and Labeling group, Welcome Home LLC and Motors and Gears Holdings. Corporate assets consist primarily of cash and cash equivalents, equipment, notes receivable from affiliates and deferred financing costs.

Factors Used to Identify the Enterprise's Reportable Segments

The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

Summary financial information by business segment is as follows:

                                                                 Year ended December 31,
                                                             ------------------------------
                                                               2006       2005       2004
                                                             --------   --------   --------
NET SALES:
   Jordan Specialty Plastics                                 $135,128   $156,593   $147,665
   Jordan Auto Aftermarket                                    118,655    119,171    141,862
   GramTel                                                      2,895      3,092      3,832
                                                             --------   --------   --------
      Total                                                  $256,678   $278,856   $293,359
                                                             ========   ========   ========
OPERATING INCOME (LOSS):
   Jordan Specialty Plastics                                 $  2,790   $  2,662   $  9,832
   Jordan Auto Aftermarket                                     (8,598)   (24,101)     3,783
   GramTel                                                         29       (158)      (101)
                                                             --------   --------   --------
      Total business segment operating income                  (5,779)   (21,597)    13,514
   Corporate (expense)/income                                   3,235     29,726      1,897
                                                             --------   --------   --------
      Total consolidated operating income                    $ (2,544)  $  8,129   $ 15,411
                                                             ========   ========   ========
DEPRECIATION AND AMORTIZATION:
   Jordan Specialty Plastics                                 $  2,906   $  3,339   $  4,624
   Jordan Auto Aftermarket                                      2,460      2,488      2,545
   GramTel                                                        424        444        471
                                                             --------   --------   --------
      Total business segment amortization and depreciation      5,790      6,271      7,640
   Corporate                                                      459        763      1,130
                                                             --------   --------   --------
      Total consolidated depreciation and amortization       $  6,249   $  7,034   $  8,770
                                                             ========   ========   ========
CAPITAL EXPENDITURES:
   Jordan Specialty Plastics                                 $  3,125   $  2,406   $  1,905
   Jordan Auto Aftermarket                                      1,372        636        826
   GramTel                                                      1,003        164        109
                                                             --------   --------   --------
      Total business segment capital expenditures               5,500      3,206      2,840
   Corporate                                                        7         45        301
                                                             --------   --------   --------
      Total capital expenditures                             $  5,507   $  3,251   $  3,141
                                                             ========   ========   ========

                                                        December 31,
                                                    -------------------
                                                      2006       2005
                                                    --------   --------
IDENTIFIABLE ASSETS (END OF YEAR):
   Jordan Specialty Plastics                        $109,696    113,403
   Jordan Auto Aftermarket                                --     69,312
   GramTel                                             2,891      2,224
                                                    --------   --------
      Total consolidated business segment assets     112,587    184,939

   Identifiable assets of discontinued operations     10,144    377,946
   Corporate assets                                  188,998     48,482
                                                    --------   --------
      Total consolidated identifiable assets        $311,729   $611,367
                                                    ========   ========

SUMMARY FINANCIAL INFORMATION BY GEOGRAPHIC AREA IS AS FOLLOWS:

                                           Year ended December 31,
                                       ------------------------------
                                         2006       2005       2004
                                       --------   --------   --------
NET SALES TO UNAFFILIATED CUSTOMERS:
United States                          $210,326   $241,780   $250,531
Foreign                                  46,352     37,076     42,828
                                       --------   --------   --------
   Total                               $256,678   $278,856   $293,359
                                       ========   ========   ========
IDENTIFIABLE ASSETS (END OF YEAR):
United States                          $270,797   $490,626   $536,957
Foreign                                  40,932    120,741    125,449
                                       --------   --------   --------
   Total                               $311,729   $611,367   $662,406
                                       ========   ========   ========

NOTE 20 - ACQUISITION AND FORMATION OF SUBSIDIARIES

On September 28, 2005, the Company, through its previously wholly owned subsidiary, Atco, acquired certain assets including inventory and machinery of Coolstar, Inc. for $393 including fees. Coolstar is a manufacturer of evaporators for the automotive climate control market and its operations were fully integrated into Atco.

NOTE 21 - ADDITIONAL PURCHASE PRICE AGREEMENTS/DEFERRED PURCHASE PRICE
AGREEMENTS

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

NOTE 23 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                Three Months Ended
                                            ----------------------------------------------------------
                                            December 31(4)   September 30(3)   June 30(2)  March 31(1)
                                            --------------   ---------------   ---------   -----------
                                                                 Restated       Restated     Restated
2006:
Net sales                                      $ 55,186          $64,570        $69,815      $67,107
Cost of sales, excluding depreciation            52,002           49,852         52,754       51,765
(Loss) income  from continuing operations       (11,654)          (4,338)        (2,011)       5,474
Net income                                      144,133           12,889          2,036        4,345

2005:
Net sales                                      $ 63,774          $72,195        $72,965      $69,922
Cost of sales, excluding depreciation            48,923           56,197         57,948       54,251
(Loss) income  from continuing operations       (11.784)           3,625            500       (4,800)
Net (loss) income                                (3,391)           4,123          2,773       (9,516)

(1) Income from continuing operations for the first quarter of 2006 includes income from the sale of an affiliate of $4,612 and gain on sale of fixed assets of $6,306.

(2) Income from continuing operations for the second quarter of 2005 includes income from the sale of an affiliate of $4,410.

(3) Net income for the third quarter of 2006 includes income from the sale of Pamco of $14,693. Income from continuing operations for the third quarter of 2005 includes income from the refinancing of an affiliate for $7,966.

(4) Net income for the fourth quarter of 2006 includes income related to the sale of Kinetek, Inc. of $165,134 partially offset by the loss on the sale of Seaboard of $3,165. Loss from continuing operations for the fourth quarter of 2005 includes income related to the sale of an affiliate of $14,727 offset by a goodwill impairment loss of $20,862.

NOTE 24 - RESEARCH AND DEVELOPMENT COSTS

The Company incurred $146, $292 and $276 of research and development costs during 2006, 2005 and 2004, respectively.

NOTE 25 - MANAGEMENT DISCUSSION OF LIQUIDITY

The Company has experienced operating losses in recent years and has used cash in operating activities. Additionally, at December 31, 2006, the Company had negative working capital of $31.4 million. These factors have caused the Company's executive management to evaluate various options to improve the Company's liquidity. During 2004, the Company restructured some of its outstanding debt through the Exchange Offer discussed in Note 12 to the financial statements and the Modification and Waiver Agreements also discussed in Note 12 to the financial statements. The effect of these transactions has been to reduce cash paid for interest in the current year as well as to provide for further reductions in debt maturity payments if certain financial performance is not achieved. In addition, the Company expects improved operating performance in all segments over the prior year. Specifically, new product development and the continued shift of manufacturing to China in the Jordan Specialty Plastics group is expected to improve results. Further, the Company has evaluated its holdings of investments in affiliates (See Note 8) and, when appropriate, will sell certain investments, similar to the sale of the Company's investments in DMS Holdings Inc, Mabis Healthcare Holdings Inc., Flavor and Fragrance Holdings Inc. and JIR Broadcast, Inc. as described in Note 16 to the financial statements. The Company believes that through its efforts discussed above, in conjunction with opportunistic sales of assets, refinancings or market transactions, the Company will have sufficient liquidity to meet its obligations in the coming year. As noted, the Company has long-term debt that matures within the year. Currently, the Company is contemplating various avenues of repaying or refinancing this debt, and management is confident that it will do so prior to the maturity. If the Company is unable to refinance or enter into a transaction that allows it to pay off this debt, then there is substantial doubt about the Company's ability to continue as a going concern.

NOTE 26 - ISSUANCE OF COMMON STOCK

On December 15, 2006, the Company issued 2,010 shares of $0.01 par common stock to Youming Ye, an employee of an affiliate of the Company. Mr. Ye paid $4 for the shares during the first quarter of 2007.

NOTE 27 - SUBSEQUENT EVENTS

On January 11, 2007, the Company liquidated its wholly-owned subsidiary, Motors and Gears Holdings, Inc. Motors and Gears Holdings, Inc. is the parent of Kinetek, Inc. which sold its operating subsidiaries in November of 2006 (See
Note 15). Upon liquidation, cash of $132,482 and an investment in JZ International valued at $8,500 were transferred to the Company in full settlement of all intercompany amounts owed.

On November 16, 2006, the Board of Directors of the Company agreed to amend the Articles of Incorporation to allow for the issuance of additional common stock and a new class of preferred stock of the Company. On January 11, 2007, the amended articles of incorporation were filed and the Company was authorized to issue up to 110,000 shares of Common Stock having a par value of $0.01 per share and 100,000 shares of preferred stock having a par value of $0.01 per share. On January 11, 2007 52,177.6 shares of preferred stock were issued in exchange for certain Non-Voting Preferred Stock and Class B Common Stock of Motors and Gears Holdings, Inc.

On January 12, 2007, the Company voluntarily redeemed $125,000 of 13% Exchange Notes due April 2007. The notes were redeemed at face value plus accrued interest to the date of redemption. The Company will record a gain of $4,063 during the first quarter of 2007 as a result of this transaction.

On March 13, 2007, the Company received $3,000 of additional proceeds upon final settlement of an escrow established at the time of sale of JIR Broadcast in March of 2006.

NOTE 28 - CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Year ended December 31, 2006

                                 Jordan        JII        JII                     Non-
                               Industries    Holdings   Finance   Guarantors   Guarantors   Eliminations   Consolidated
                               ----------   ---------   -------   ----------   ----------   ------------   ------------
Net Sales                      $      --    $      --     $--     $ 226,210     $ 30,468     $      --       $256,678
Cost of sales,
   excluding depreciation             --           --      --       183,317       23,056            --        206,373
Selling, general, and
   administrative expenses,
   excluding depreciation           (737)          --      --        45,537        6,118           162         51,080
Depreciation                         416           --      --         5,020          767            --          6,203
Amortization of goodwill
   and other intangibles               5           --      --            41           --            --             46
Income from sale of
   affiliates                     (4,620)          --      --            --           --            --         (4,620)
Management fees and other            140           --      --          (208)         208            --            140
                               ---------    ---------     ---     ---------     --------     ---------       --------
Operating income (loss)            4,796           --      --        (7,497)         319          (162)        (2,544)

Other (income) and expenses:
   Interest expense               11,282        2,838      --         1,611          274            --         16,005
   Intercompany interest
      (income) expense            (7,716)     (22,654)     --        22,265        8,105            --             --
   Interest income                  (104)          --      --            --           (7)           --           (111)
   Intercompany management
      fee (income) expense        (3,192)      (3,230)     --         3,164        3,258            --             --
   Gain on sale of assets             --           --      --            --       (8,863)           --         (8,863)
   Loss/(gain) on sale of
      subsidiaries                    --      198,006      --      (200,402)          --         2,396             --
   Equity in earnings of
      subsidiaries              (162,885)    (169,529)     --            --           --       332,414             --
   Other, net                      4,008           --      --           729       (3,839)           --            898
                               ---------    ---------     ---     ---------     --------     ---------       --------
                                (158,607)       5,431      --      (172,633)      (1,072)      334,810          7,929
Income (loss) from
   continuing operations
   before taxes                  163,403       (5,431)     --       165,136        1,391      (334,972)       (10,473)
Provision for income taxes            --           --      --         1,691          365            --          2,056
                               ---------    ---------     ---     ---------     --------     ---------       --------
Income(loss) from
   continuing operations         163,403       (5,431)     --       163,445        1,026      (334,972)       (12,529)

Discontinued Operations:
   Income (loss) from
   discontinued operations,
   net of tax                         --           --      --         6,084      169,848            --        175,932
                               ---------    ---------     ---     ---------     --------     ---------       --------
Net (loss) income              $ 163,403    $  (5,431)    $--     $ 169,529     $170,874     $(334,972)      $163,403
                               =========    =========     ===     =========     ========     =========       ========

Year ended December 31, 2005 (Restated)

                                 Jordan        JII        JII                     Non-
                               Industries    Holdings   Finance   Guarantors   Guarantors   Eliminations   Consolidated
                               ----------   ---------   -------   ----------   ----------   ------------   ------------
Net Sales                       $     --    $     --      $--      $253,210     $ 25,646      $     --       $278,856
Cost of sales, excluding
   depreciation                       --          --       --       196,626       20,693            --        217,319
Selling, general, and
   administrative expenses,
   excluding depreciation         (3,676)         64       --        48,231        7,852          (153)        52,318
Depreciation                         721          --       --         5,397          869            --          6,987
Amortization of goodwill and
   other intangibles                   5          --       --            41           --            --             46
Goodwill impairment loss              --          --       --        23,312           --        (2,450)        20,862
Income from sale of
   affiliates                    (12,994)         --       --            --           --            --        (12,994)
Management fees and other        (14,592)         --       --         1,765         (984)           --        (13,811)
                                --------    --------      ---      --------     --------      --------       --------
Operating income                  30,536         (64)      --       (22,162)      (2,784)        2,603          8,129

Other (income) and expenses:
   Interest expense               11,288       2,838       --         4,117          401            --         18,644
   Intercompany interest
      (income) expense            (6,758)    (22,026)      --        21,636        7,147             1             --
   Interest income                   (44)         --       --           (61)          (6)           --           (111)
   Intercompany management
      fee (income) expense        (3,366)     (3,745)      --         3,179        3,932            --             --
   (Gain) loss on sale of
      subsidiary                    (273)         --       --            22           --            --           (251)
   Equity in losses of
      subsidiaries                32,424      51,629       --            --           --       (84,053)            --
   Other, net                      5,442          --       --           366       (5,044)           --            764
                                --------    --------      ---      --------     --------      --------       --------
                                  38,713      28,696       --        29,259        6,430       (84,052)        19,046
(Loss) income from
   continuing operations
   before taxes                   (8,177)    (28,760)      --       (51,421)      (9,214)       86,655        (10,917)
(Benefit) provision for
   income taxes                   (2,166)         --       --         3,623           85            --          1,542
                                --------    --------      ---      --------     --------      --------       --------
(Loss) income from
   continuing operations          (6,011)    (28,760)      --       (55,044)      (9,299)       86,655        (12,459)

Discontinued Operations:
Income (loss) from
   discontinued operations,
   net of tax                         --          --       --         3,415        3,055           (22)         6,448
                                --------    --------      ---      --------     --------      --------       --------
Net (loss) income               $ (6,011)   $(28,760)     $--      $(51,629)    $ (6,244)     $ 86,633       $ (6,011)
                                ========    ========      ===      ========     ========      ========       ========

Year ended December 31, 2004 (Restated)

                                 Jordan        JII        JII                     Non-
                               Industries    Holdings   Finance   Guarantors   Guarantors   Eliminations   Consolidated
                               ----------   ---------   -------   ----------   ----------   ------------   ------------
Net Sales                       $     --    $     --      $--      $272,228     $ 21,131      $     --       $293,359
Cost of sales, excluding
   depreciation                       --          --       --       209,074       15,607            --        224,681
Selling, general, and
   administrative expenses,
   excluding depreciation          1,947          --       --        42,254        7,884            --         52,085
Depreciation                        (413)         --       --         6,851        2,308            --          8,746
Amortization of goodwill and
   other intangibles                   5          --       --            19           --            --             24
Income from sale of
   affiliate                      (7,954)         --       --            --           --            --         (7,954)
Management fees and other            365        (375)      --           299           77            --            366
                                --------    --------      ---      --------     --------      --------       --------
Operating income(loss)             6,050         375       --        13,731       (4,745)           --         15,411

Other (income) and expenses:
   Interest expense               15,612       9,871       --         4,161          364            --         30,008
   Intercompany
      interest (income)
      expense                    (11,840)    (20,764)      --        24,444        8,159             1             --
   Interest income                (2,095)         --       --            (1)          (2)           --         (2,098)
   Intercompany management
      fee (income) expense        (3,762)     (3,229)      --         2,984        4,007            --             --
   Equity in losses of
      subsidiaries                28,622      28,361       --            --           --       (56,983)            --
   Other, net                      5,596          --       --           484       (7,200)           (1)        (1,121)
                                --------    --------      ---      --------     --------      --------       --------
                                  32,133      14,239       --        32,072        5,328       (56,983)        26,789
(Loss) income from
   continuing operations
   before taxes                  (26,083)    (13,864)      --       (18,341)     (10,073)       56,983        (11,378)
Provision for income taxes        (5,977)         --       --         7,916         (347)           --          1,592
                                --------    --------      ---      --------     --------      --------       --------
(Loss) income from
   continuing operations         (20,106)    (13,864)      --       (26,257)      (9,726)       56,983        (12,970)

Discontinued Operations:
Income (loss) from
   discontinued
   operations, net of tax             --          --       --        (2,104)      (5,032)           --         (7,136)
                                --------    --------      ---      --------     --------      --------       --------
Net (loss) income               $(20,106)   $(13,864)     $--      $(28,361)    $(14,758)     $ 56,983       $(20,106)
                                ========    ========      ===      ========     ========      ========       ========

Balance Sheet as of December 31, 2006

                                  Jordan        JII        JII
                                Industries    Holdings   Finance   Guarantors   Non-Guarantors   Eliminations   Consolidated
                                ----------   ---------   -------   ----------   --------------   ------------   ------------
Current assets:
   Cash and equivalents         $  39,915    $      --     $--      $  2,816       $134,946       $      --       $177,677
   Intercompany receivables        76,066     (107,060)     --        (7,802)        25,231          13,565             --
   Accounts receivable, net            --           --      --        20,353          3,544              --         23,897
   Inventories                         --           --      --        15,130          2,799              --         17,929
   Assets of discontinued
      operations                       --           --      --        10,144             --              --         10,144
   Deferred tax asset                  --           --      --           521             --              --            521
   Investment in and
      advances to affiliates           --           --      --            --          8,500              --          8,500
   Prepaids and other
      current assets                4,065           --      --         1,827            612          (1,184)         5,320
                                ---------    ---------     ---      --------       --------       ---------       --------
   Total current assets           120,046     (107,060)     --        42,989        175,632          12,381        243,988

Property, plant and
   equipment, net                     825           --      --        12,424          7,669              --         20,918
Investments and advances to
   affiliates                       2,534           --      --            --             --            (528)         2,006
Investments in subsidiaries        58,032      139,050      --            --             --        (197,082)            --
Equity in earnings of
   subsidiaries                  (164,340)     (23,986)     --            --             --         188,326             --
Goodwill, net                          --           --      --        45,976          1,244          (9,526)        37,694
Intercompany notes
   receivable                      (1,000)     109,359      --            --          1,000        (109,359)            --
Other assets                        5,784          710      --           476            153              --          7,123
                                ---------    ---------     ---      --------       --------       ---------       --------
   Total assets                 $  21,881    $ 118,073     $--      $101,865       $185,698       $(115,788)      $311,729
                                =========    =========     ===      ========       ========       =========       ========

Current liabilities:
   Accounts payable             $      --    $      --     $--      $  7,621       $  3,176       $      --       $ 10,797
   Accrued liabilities             28,334        9,388      --         8,167            797          (1,300)        45,386
   Liabilities of
      discontinued operations          --           --      --        10,176            399           2,017         12,592
   Intercompany payables               --           --      --       (55,105)        33,371          21,734             --
   Current portion of long
      term debt                    27,352      178,967      --         1,817            925              --        209,061
                                ---------    ---------     ---      --------       --------       ---------       --------
   Total current liabilities       55,686      188,355      --       (27,324)        38,668          22,451        277,836

Long term debt                     94,786           --      --         1,480          1,721              --         97,987
Other non current
   liabilities                     26,367           --      --            --             --              --         26,367
Intercompany note payables        (63,405)          --      --       107,832         64,932        (109,359)            --
Deferred income taxes                  --           --      --         1,092             --              --          1,092
Preferred stock of a
   subsidiary                          --           --      --        42,771          2,720         (45,491)            --
Shareholders' equity (deficit)    (91,553)     (70,282)     --       (23,986)        77,657          16,611        (91,553)
                                ---------    ---------     ---      --------       --------       ---------       --------
   Total liabilities and
      shareholders deficit      $  21,881    $ 118,073     $--      $101,865       $185,698       $(115,788)      $311,729
                                =========    =========     ===      ========       ========       =========       ========

Balance Sheet as of December 31, 2005 (Restated)

                                  Jordan        JII        JII
                                Industries    Holdings   Finance   Guarantors   Non-Guarantors   Eliminations   Consolidated
                                ----------   ---------   -------   ----------   --------------   ------------   ------------
Current assets:
   Cash and equivalents         $   2,135    $      --     $--     $   1,315       $ 12,249       $      --      $  15,699
   Intercompany receivables        38,896      (38,516)     --        (4,364)        16,803         (12,819)            --
   Accounts receivable, net            --           --      --        32,922          3,334              --         36,256
   Inventories                         --           --      --        49,938          2,474              --         52,412
   Assets of discontinued
      operations                       --           --      --        44,749        339,548          (6,351)       377,946
   Income tax receivable               --           --      --            --             --              --             --
   Investments in affiliates       23,015           --      --            --             --              --         23,015
   Prepaids and other
      current assets                2,890           --      --         5,519            429          (2,191)         6,647
                                ---------    ---------     ---     ---------       --------       ---------      ---------
   Total current assets            66,936      (38,516)     --       130,079        374,837         (21,361)       511,975

Property, plant and
   equipment, net                   1,045           --      --        34,379          6,952              --         42,376
Investments and advances to
   affiliates                       1,700           --      --            --         12,344              --         14,044
Investments in subsidiaries        55,476      211,890      --            --             --        (267,366)            --
Equity in earnings of
   subsidiaries                  (259,593)    (114,472)     --            --             --         374,065             --
Goodwill, net                          --           --      --        45,976          1,244          (9,526)        37,694
Intercompany notes
   receivable                      (1,000)     206,345      --            --          1,000        (206,345)            --
Other assets                          140        3,548      --         1,112            478              --          5,278
                                ---------    ---------     ---     ---------       --------       ---------      ---------
      Total assets              $(135,296)   $ 268,795     $--     $ 211,546       $396,855       $(130,533)     $ 611,367
                                =========    =========     ===     =========       ========       =========      =========

Current liabilities:
   Accounts payable             $      --    $      --     $--     $  17,662       $  3,523       $      --      $  21,185
   Accrued liabilities             27,775        9,389      --        17,288            823          (2,502)        52,773
   Liabilities of
      discontinued operations      (1,653)          --      --        (1,680)       410,730          (2,730)       404,667
   Intercompany payables               --           --      --       (10,087)        13,189          (3,102)            --
   Current portion of long
      term debt                       530           --      --        24,266            607              --         25,403
                                ---------    ---------     ---     ---------       --------       ---------      ---------
   Total current liabilities       26,652        9,389      --        47,449        428,872          (8,334)       504,028

Long term debt                    121,559      201,500      --         4,772          5,367              --        333,198
Other non current
   liabilities                     18,628           --      --         6,404             --              --         25,032
Intercompany note payables        (50,424)          --      --       226,596         31,722        (207,894)            --
Deferred income taxes                  --           --      --           470             --              --            470
Preferred stock of a
   subsidiary                        (350)          --      --        40,327             --         (39,977)            --
Shareholders' equity (deficit)   (251,361)      57,906      --      (114,472)       (69,106)        125,672       (251,361)
                                ---------    ---------     ---     ---------       --------       ---------      ---------
   Total liabilities and
      Shareholders' deficit     $(135,296)   $ 268,795     $--     $ 211,546       $396,855       $(130,533)     $ 611,367
                                =========    =========     ===     =========       ========       =========      =========

Year ended December 31, 2006

                                 Jordan       JII        JII
                               Industries   Holdings   Finance   Guarantors   Non-Guarantors   Eliminations   Consolidated
                               ----------   --------   -------   ----------   --------------   ------------   ------------
Net cash provided by (used
   in) operating activities     $(8,762)    $     --     $--      $ 13,070      $  13,398           $--        $  17,706
Cash flows from investing
   activities:
   Proceeds from sales of
      fixed assets                   --           --      --         2,494          8,925            --           11,419
   Capital expenditures              (7)          --      --        (4,897)          (603)           --           (5,507)
   Intercompany transfers        16,984       22,533      --       (39,517)            --            --               --
   Net proceeds from sale
      of subsidiaries                --           --      --        42,778             --            --           42,778
   Net proceeds from sales
      of discontinued
      operations                     --           --      --        26,304        438,038            --          464,342
   Net proceeds from sale
      of affiliates              29,565           --      --            --             --            --           29,565
   Cash flows from
      investing activities
      of discontinued
      operations                     --           --      --          (419)        (3,564)           --           (3,983)
                                -------     --------     ---      --------      ---------           ---        ---------
Net cash (used in) provided
   by investing activities       46,542       22,533      --        26,743        442,796            --          538,614

Cash flows from financing
   activities:
   Payments on revolving
      credit facility                --           --      --       (33,337)            --            --          (33,337)
   Payment of long term debt         --      (22,533)     --        (5,550)      (300,748)           --         (328,831)
   Proceeds from other
      borrowings                     --           --      --           807            374            --            1,181
   Cash flows from
      financing activities
      of discontinued
      operations                     --           --      --          (232)       (32,496)           --          (32,728)
                                -------     --------     ---      --------      ---------           ---        ---------
Net cash (used in) provided
   by financing activities           --      (22,533)     --       (38,312)      (332,870)           --         (393,715)
Effect of exchange rate
   changes on cash of
   continuing operations             --           --      --            --           (845)           --             (845)
Effect of exchange rate
   changes on cash of
   discontinued operations           --           --      --            --            218            --              218
                                -------     --------     ---      --------      ---------           ---        ---------
Net increase in cash and
   equivalents                   37,780           --      --         1,501        122,697            --          161,978
Cash and equivalents at
   beginning of year              2,135           --      --         1,315         12,249            --           15,699
                                -------     --------     ---      --------      ---------           ---        ---------
Cash and equivalents at end
   of year                      $39,915     $     --     $--      $  2,816      $ 134,946           $--        $ 177,677
                                =======     ========     ===      ========      =========           ===        =========

Year ended December 31, 2005 (Restated)

                                     Jordan        JII        JII
                                   Industries    Holdings   Finance   Guarantors   Non-Guarantors   Eliminations   Consolidated
                                   ----------   ---------   -------   ----------   --------------   ------------   ------------
Net cash (used in) provided
   by operating activities          $(10,599)    $     --     $--      $ 18,502       $ 6,885            $--         $ 14,788
Cash flows from investing
   activities
   Proceeds from sales of
      fixed assets                        --           --      --           639            19             --              658
   Capital expenditures                  (45)          --      --        (2,762)         (444)            --           (3,251)
   Intercompany transfers            (22,533)      22,533      --            --            --             --               --
   Acquisition of
      subsidiary                          --           --      --          (393)           --             --             (393)
   Net proceeds from sale
      of subsidiary                    1,209           --      --            --            --             --            1,209
   Net proceeds from sale
      of discontinued
      operations                       1,002           --      --            --            --             --            1,002
   Net proceeds from sale
      of affiliates                    6,600           --      --            --            --             --            6,600
   Net proceeds from sale
      of affiliated promissory
      notes                            9,449           --      --            --            --             --            9,449
   Net proceeds from refinancing
      by an affiliate                 15,000           --      --            --            --             --           15,000
   Cash flows from
      investing activities of
      discontinued operations             --           --      --          (714)       (4,487)            --           (5,201)
                                    --------     --------     ---      --------       -------            ---         --------
Net cash provided by (used
   in) investing activities           10,682       22,533      --        (3,230)       (4,912)            --           25,073
Cash flows from financing
   activities
      Payments on revolving
         credit facility                  --           --      --       (13,540)           --             --          (13,540)
      Payment of long term debt         (100)     (22,533)     --        (1,224)       (1,078)            --          (24,935)
      Proceeds from other
         borrowings                       --           --      --           521            --             --              521
      Cash flows from investing
         activities of
         discontinued operations          --           --      --        (1,407)        1,370             --              (37)
                                    --------     --------     ---      --------       -------            ---         --------
Net cash (used in) provided
   by financing activities              (100)     (22,533)     --       (15,650)          292             --          (37,991)
Effect of exchange rate changes
   on cash of continuing
   operations                             --           --      --            --          (944)            --             (944)
Effect of exchange rate
   changes on cash of
   discontinued operations                --           --      --            --          (639)            --             (639)
                                    --------     --------     ---      --------       -------            ---         --------
Net (decrease) increase in
   cash and equivalents                  (17)          --      --          (378)          682             --              287
Cash and equivalents at
   beginning of year                   2,152           --      --         1,693        11,567             --           15,412
                                    --------     --------     ---      --------       -------            ---         --------
Cash and equivalents at end of
   year                             $  2,135     $     --     $--      $  1,315       $12,249            $--         $ 15,699
                                    ========     ========     ===      ========       =======            ===         ========

Year ended December 31, 2004 (Restated)

                                     Jordan        JII        JII
                                   Industries    Holdings   Finance   Guarantors   Non-Guarantors   Eliminations   Consolidated
                                   ----------   ---------   -------   ----------   --------------   ------------   ------------
Net cash (used in) provided by
   operating activities             $(13,835)   $     --      $--      $ 23,396       $(3,380)           $--         $  6,181
Cash flows from investing
   activities
   Proceeds from sales of
      fixed assets                        --          --       --           361           495             --              856
   Capital expenditures                 (115)         --       --        (2,685)         (341)            --           (3,141)
   Intercompany transfers            (23,533)     23,533       --            --            --             --               --
   Acquisitions of
      subsidiaries                        --          --       --            --            --             --               --
   Net proceeds from sale of
      discontinued operations          6,155          --       --            --            --             --            6,155
   Net proceeds from sales of
      affiliates                      27,207          --       --            --            --             --           27,207
   Cash flows from investing
      activities of
      discontinued operations             --          --       --          (866)       (4,128)            --           (4,994)
                                    --------    --------      ---      --------       -------            ---         --------
Net cash provided by (used in)
   investing activities                9,714      23,533       --        (3,190)       (3,974)            --           26,083
Cash flows from financing
   activities
   Proceeds from revolving
      credit facility                     --          --       --       (15,286)           --             --          (15,286)
   Payment of financing fees              --      (3,942)      --            --            --             --           (3,942)
   Payment of long term debt             (28)    (19,591)      --        (3,159)       (1,016)            --          (23,794)
   Proceeds from other
      borrowings                          --          --       --           500           578             --            1,078
   Cash flows from financing
      activities of
      discontinued operations             --          --       --        (2,306)        8,931             --            6,625
                                    --------    --------      ---      --------       -------            ---         --------
Net cash (used in) provided by
   financing activities                  (28)    (23,533)      --       (20,251)        8,493             --          (35,319)
Effect of exchange rate changes
   on cash of continuing
   operations                             --          --       --            --         4,398             --            4,398
Effect of exchange rate changes
   on cash of discontinued
   operations                             --          --       --            --        (1,448)            --           (1,448)
                                    --------    --------      ---      --------       -------            ---         --------
Net (decrease) increase in cash
   and equivalents                    (4,149)         --       --           (45)        4,089             --             (105)
Cash and equivalents at
   beginning of year                   6,301          --       --         1,738         7,478             --           15,517
                                    --------    --------      ---      --------       -------            ---         --------
Cash and equivalents at end of
   year                             $  2,152    $     --      $--      $  1,693       $11,567            $--         $ 15,412
                                    ========    ========      ===      ========       =======            ===         ========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 9A. Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 ("Exchange Act") promulgated thereunder, we, with the participation of our chairman and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on such evaluation, our chairman and our chief financial officer have concluded that our disclosure controls and procedures were effective as of such time.

Since December 31, 2006, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth the names and ages of each of the Company's directors and executive officers and the positions they hold at the Company:

Name                          Age   Position with the Company
----                          ---   -------------------------
John W. Jordan II              59   Chairman of the Board of Directors and Chief
                                    Executive Officer.
Thomas H. Quinn                59   Director, President and Chief Operating
                                    Officer.
Gordon L. Nelson               49   Senior Vice President and Treasurer.
Lisa M. Ondrula                37   Chief Financial Officer, Senior Vice
                                    President and Assistant Secretary.
Joseph S. Steinberg            63   Director.
David W. Zalaznick             51   Director.
G. Robert Fisher               67   Director and Secretary.
Steven L. Rist                 48   General Counsel and Assistant Secretary
Jesse Clyde Nichols III        67   Director.

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

MR. QUINN has served as a director, President and Chief Operating Officer of the Company since 1988. From November 1985 to December 1987, Mr. Quinn was a Group Vice President for Baxter International, Inc. ("Baxter"). From September 1970 through 1985, Mr. Quinn was employed by American Hospital Supply Corporation ("American Hospital") in a variety of management capacities, where he was a Group Vice President of the Hospital Group and a corporate officer when American Hospital was acquired by Baxter. Mr. Quinn is also Chairman and a member of the board of directors of a number of privately held companies. He is also a Managing Principal of The Jordan Company LP.

MR. NELSON has served as the Company's Senior Vice President and Treasurer since he joined the Company in 1996.

MS. ONDRULA has served as the Company's Chief Financial Officer since 2006. Previously, Ms. Ondrula was the Company's Vice President and Controller. She joined the Company in 1994.

MR. STEINBERG has served as a Director of the Company since 1988. Since 1979, Mr. Steinberg has been the President and a Director of Leucadia

National Corporation, a holding company. He is also a Director of Fortescue Metals Group Ltd. and Finova Group, Inc. Mr. Steinberg is also Chairman of the Board of Home Fed Corporation.

MR. ZALAZNICK has served as a director of the Company since 1988. Since 1982, Mr. Zalaznick has been a Partner and Managing Principal of The Jordan Company. Since 2002, Mr. Zalaznick is also a Managing Member of Resolute Fund Partners, LLC. Mr. Zalaznick is a director of Cequel Communications Holdings, LLC, Sensus Metering Systems, Inc., as well as other privately held companies. Mr. Zalaznick received a BA in Economics from Cornell University and a MBA from Columbia University.

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

Code of Ethics. The Board of Directors has adopted a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, and other senior financial personnel. A copy of the Code is available from the Company upon request. The Company will update the Code of Ethics for any amendments or waivers.

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

Item 11. EXECUTIVE COMPENSATION

The following table shows the cash compensation paid by the Company, for the three years ended December 31, 2006, for services in all capacities to the Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer of the Company.

                           Summary Compensation Table

                                                   Annual Compensation
                                       -------------------------------------------
                                                                          Other
Name and Principal Position            Year     Salary       Bonus    Compensation
---------------------------            ----   ----------   --------   ------------
John W. Jordan II, Chief Executive
   Officer(1)                          2006   $       --   $     --      $    --
                                       2005   $       --   $     --      $    --
                                       2004   $       --   $     --      $    --
Thomas H. Quinn, President and Chief
   Operating Officer                   2006      422,000         --       13,800
                                       2005      500,000         --       13,800
                                       2004    1,000,000    825,000       13,800
Lisa M. Ondrula, Chief Financial
   Officer                             2006      206,300    260,000           --

----------
(1) Mr. Jordan derived his compensation from The Jordan Company for his services to the Company and its subsidiaries. He received no compensation from the Company or its subsidiaries for his services as Chief Executive Officer.

     Employment Agreement. Mr. Quinn has entered into an employment agreement with the Company which provides for his employment as President and Chief Operating Officer of the Company. The employment agreement can be terminated at any time by the Company. His base salary is $1,000,000 per year, and he is provided with a guaranteed bonus of $100,000 per year, which amounts are inclusive of any compensation, fees, salary, bonuses or other payments to Mr. Quinn by any of the subsidiaries or affiliates of The Jordan Company. In 2005, Mr. Quinn, waived $500,000 of his base salary and in 2006 he waived $578,000 of his base salary. All provisions of his employment contract remain in force in 2006 and through the termination date of his contract. Under the employment agreement, if Mr. Quinn's employment is terminated for reasons other than voluntary termination, cause, disability or death, he will be paid a severance equal to the greater of $350,000 or the sum of his most recent base annual salary plus $100,000. If employment is terminated for reasons of cause or voluntary termination, no severance payment is made.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table furnishes information, as of March 30, 2007, as to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock (ii) each director and executive officer of the Company, and (iii) all officers and directors of the Company as a group.

                                          Amount of Beneficial
                                                Ownership
                                        ------------------------
                                         Number of    Percentage
                                           Shares      Owned(1)
                                        -----------   ----------
EXECUTIVE OFFICERS AND DIRECTORS
John W. Jordan, II (2) (3) (4) (5)      17,772.9119      17.7%
David W. Zalaznick (3) (6)              19,965.0000      19.9%
Thomas H. Quinn (7)                          0.0000       0.0%
Leucadia Investors, Inc. (3)             9,969.9999       9.9%
Jonathan F. Boucher                      5,533.8386       5.5%
G. Robert Fisher (4) (8)                   624.3496       0.6%
Joseph S. Steinberg (9)                      0.0000       0.0%
Jesse Clyde Nichols III                      0.0000       0.0%
Lisa M. Ondrula                              0.0000       0.0%
Gordon L. Nelson                             0.0000       0.0%
Steven L. Rist                               0.0000       0.0%
All directors and officers as a group
   (5 persons) (3)                      53,866.1000      53.6%
University of Notre Dame                 8,547.9968       8.5%

----------
(1) Calculated pursuant to Rule 13d-3 (d) under the Exchange Act. Under Rule 13d-3 (d), shares not outstanding which are subject to options, warrants, and rights of conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentages owned by each other person listed. As of December 31, 2006, there were 100,511.2249 shares of Common Stock issued and outstanding.

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

JZ International, LLC. The Company, through Motors and Gears Holdings, has an investment in the Class A and Class B Preferred Units of JZ International, LLC. These debt securities are not publicly traded and do not have a determinable fair value. The cost method of accounting is used to account for this investment. The Preferred Units have a cumulative 5% annual return. The Class A Preferred Units may be redeemed at any time at the discretion of the Board of Directors of JZ International, but no later than December 31, 2017, whereas the Class B Preferred Units may be redeemed at any time at the discretion of the Board of Directors of JZ International, but no later than December 31, 2018. As a component of the plan to sell Kinetek, Inc. in 2006 and liquidate Motors and Gears Holdings, Inc. in 2007, the Company has entered into negotiations to sell its investment in JZ International for $8.5 million. Accordingly, the Company has taken an impairment charge of $3.8 million in 2006 to record this investment at its net realizable value of $8.5 million. JZ International's Chief Executive Officer is David W. Zalaznick, and its members include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are directors and stockholders of the Company. JZ International and its subsidiaries are focused on making European and other international investments. The Company is accounting for this investment under the cost method.

Healthcare Products Holdings, Inc. As of December 31, 2004, 2005 and 2006, the Company had $2.5 million, $1.7 million and $0.1 million, respectively, of net unsecured advances due from Healthcare Products Holdings, Inc. Healthcare Products Holdings' Chief Executive Officer is Mr. Quinn, and its stockholders include Messrs. Jordan, Quinn, Zalaznick and Boucher, who are the Company's directors and stockholders, as well as other partners, principals and associates of The Jordan Company who are also the Company's stockholders.

Transaction Advisory Agreement. Each of the Company's subsidiaries are parties to an advisory agreement with the Company, referred to as the Transaction Advisory Agreement, pursuant to which, such subsidiaries pay to the Company (i) investment banking and sponsorship fees of up to 2.0% of the aggregate consideration paid in connection with acquisitions, joint ventures, minority investments or sales by each such subsidiary of all or substantially all of its or its subsidiaries capital stock, businesses or properties; (ii) financial advisory fees of up to 1.0% of the amount obtained or made available pursuant to any debt, equity or other financing or refinancing involving such subsidiary, in each case, arranged with the assistance of the Company or its affiliates; and (iii) reimbursement for the Company's out-of-pocket costs in connection with providing such services. Each Transaction Advisory Agreement contains indemnities in favor of the Company and its affiliates, and The Jordan Company and certain of its affiliates, including TJC Management Corporation, in connection with the Transaction Advisory Agreement and such services. The Transaction Advisory Agreement will expire in December 2007, but is automatically renewed after such date for successive one-year terms, unless any party provides written notice of termination 60 days prior to the scheduled renewal date. The Company recorded fees pursuant to the Transaction Advisory Agreement of $0.1 million, $0 and $0 for the years 2004, 2005 and 2006, respectively.

TJC Management Consulting Agreement. JII has entered into a consulting services agreement with TJC Management Corporation, an affiliate of The Jordan Company, referred to as the TJC Management Consulting Agreement, pursuant to which the Company will in turn pay to TJC Management Corporation (i) one-half of the investment banking, sponsorship and financing advisory fees paid to the Company pursuant to the Transaction Advisory Agreement, unless otherwise determined by our Board of Directors; (ii) (A) investment banking and sponsorship fees of up to 2.0% of the purchase price of acquisitions, joint ventures and minority investments or sales involving the Company or its other subsidiaries and (B) financial advisory fees of up to one-half of 1.0% of any debt, equity or other financing or refinancing involving the Company or such subsidiaries, in each case, arranged with the assistance of TJC Management Corporation or its affiliates, unless otherwise determined by the Company's Board of Directors; and
(iii) reimbursement for TJC Management Corporation's and The Jordan Company's out-of-pocket costs incurred in connection with such services. The TJC Management Consulting Agreement also contains indemnities in favor of TJC Management Corporation and its affiliates and The Jordan Company and its affiliates in connection with such services. In consideration for these fees, the services of Mr. Jordan and the investment banking, sponsorship and advisory services of TJC Management Corporation will be provided to the Company. The TJC Management Consulting Agreement will expire in December 2007, but is automatically renewed after such date for successive one-year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. The Company did not pay TJC Management Corporation or The Jordan Company any fees or cost reimbursements for the years 2003, 2004 or 2005 under this agreement. Approximately, $9.7 million of such fees and cost reimbursements are accrued and unpaid under this agreement as of December 31, 2006.

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

JI Properties Services Agreement. The Company's nonrestricted subsidiary, JI Properties, Inc., entered into a services agreement, referred to as the JI Properties Services Agreement, with the Company and each of its other subsidiaries, pursuant to which JI Properties grants to the Company the right to use certain of its assets and provides certain services to the Company and such subsidiaries in connection with the use and/or operation of such assets. Pursuant to the JI Properties Services Agreement, the Company's subsidiaries will be charged the costs incurred in the use and/or operation of such assets used or operated by the Company and their allocable portion of costs associated with owning such assets which are not directly attributable to the operation or use of such assets and their relative revenues as compared with other subsidiaries. The JI Properties Services Agreement will expire in December 2007, but is automatically renewed for successive one year terms, unless either party provides written notice of termination 60 days prior to the scheduled renewal date. None of the Company's subsidiaries paid any fees to JI Properties under the JI Properties Service Agreement for the years 2004, 2005 or 2006.

The Company also allocates overhead, general and administrative charges and expenses among the Company's subsidiaries based on the respective revenues and usage of corporate overhead by its subsidiaries. The Company received approximately $5.8 million, $4.6 million and $3.5 million for the years ended December 31, 2004, 2005 and 2006, respectively, in respect of overhead allocation reimbursement.

Service and Fee Agreements. Two companies that are not subsidiaries - Healthcare Products Holdings, Inc. and Staffing Consulting Holdings, Inc. - are parties to service and fee agreements or arrangements with the Company and/or TJC Management Corporation, pursuant to which such companies will pay to the Company and/or TJC Management Corporation (i) investment banking and sponsorship fees of up to 2.0% of the aggregate consideration paid in connection with acquisitions, joint ventures, minority investments or sales by such companies of all or substantially all of their or their subsidiaries' capital stock, businesses or properties; (ii) financial advisory fees of up to 1.0% of any amount obtained or made available pursuant to debt, equity or other financing or refinancing involving such company, in each case, arranged with the Company's assistance or that of its affiliates; (iii) fees based upon a percentage of net EBITDA (as defined) or net sales; and (iv) reimbursement for the Company's and/or TJC Management Corporation's out of pocket costs in connection with providing such services. These fee agreements or arrangements contain indemnities in favor of the Company and its affiliates, including TJC Management Corporation, in connection with such services. Pursuant to the TJC Management Consulting Agreement, the Company, in turn, will also pay to TJC Management Corporation one-half of such investment banking, sponsorship and financial advisory fees and its portion of such cost reimbursements, unless otherwise determined by the Company's Board of Directors. These fee agreements or arrangements will expire at various times from 2007 through 2009, but are automatically renewed after such date for successive one year terms, unless any party provides written notice of termination 60 days prior to the scheduled renewal date. Pursuant to these services and fee arrangements, the Company received approximately $6.6 million, $5.4 million, and $0.6 million for the years ended December 31, 2004, 2005 and 2006 respectively, which includes companies no longer under these agreements.

Tax Sharing Agreements. Each of the Company's subsidiaries and the Company are parties to a tax sharing agreement. Pursuant to the tax sharing agreement, each of the Company's consolidated subsidiaries owes to the

Company, on an annual basis, an amount determined by reference to the separate return tax liability of the subsidiary as defined in Treasury Regulation Section 1.1552-1(a)(2)(ii).

Legal Counsel. Mr. G. Robert Fisher, a director of, and secretary to, the Company, is a partner of Sonnenschein, Nath & Rosenthal LLP. Mr. Steven L. Rist, the general counsel and assistant secretary to the Company, is also a partner of Sonnenschein, Nath & Rosenthal LLP. Mr. Fisher, Mr. Rist and their law firm have represented the Company and The Jordan Company in the past, and expect to continue representing them in the future. In 2006, Sonnenschein, Nath & Rosenthal LLP was paid approximately $1.2 million in fees and expenses by the Company. The Company believes that the fees paid were equivalent to what it would have paid to an unaffiliated third party law firm for similar services.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for the years ended December 31, 2006 and 2005, and fees billed for other services rendered by Ernst & Young during those periods.

                   Year Ended
                  December 31,
                ---------------
                  2006    2005
                ------   ------
Audit           $  935   $1,392
Audit related      125       23
Tax                 --      352
                ------   ------
   Total        $1,060   $1,767
                ======   ======

                                     Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)  Financial Statements

     Reference is made to the Index to Consolidated Financial Statements appearing at Item 8, which is incorporated herein by reference.

(2)  Financial Statement Schedule

     The following financial statement schedule for the years ended December 31, 2006, 2005, and 2004 is submitted herewith:

Item                                              Page Number
----                                              -----------
Schedule II - Valuation and qualifying accounts        85

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

                                        JORDAN INDUSTRIES, INC.


                                        By /s/ John W. Jordan II
                                           -------------------------------------
                                           John W. Jordan II
Dated: March 30, 2007                      Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By /s/ John W. Jordan II
                                           -------------------------------------
                                           John W. Jordan, II
Dated: March 30, 2007                      Chairman of the Board of
                                           Directors and Chief
                                           Executive Officer


                                        By /s/ Thomas H. Quinn
                                           -------------------------------------
                                           Thomas H. Quinn
Dated: March 30, 2007                      Director, President and
                                           Chief Operating Officer


                                        By /s/ G. Robert Fisher
                                           -------------------------------------
                                           G. Robert Fisher
Dated: March 30, 2007                      Director, General Counsel
                                           and Secretary

                                        By /s/ David W. Zalaznick
                                           -------------------------------------
                                           David W. Zalaznick
Dated: March 30, 2007                      Director


                                        By /s/ Joseph S. Steinberg
                                           -------------------------------------
                                           Joseph S. Steinberg
Dated: March 30, 2007                      Director


                                        By /s/ Lisa M. Ondrula
                                           -------------------------------------
                                           Lisa M. Ondrula
Dated: March 30, 2007                      Vice President,
                                           Chief Financial Officer

                                                                     Schedule II

                             JORDAN INDUSTRIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)

                                                                         Uncollectible
                                       Balance at       Additions      balances written                Balance at
                                      beginning of   charged to cost      off net of        Sale of      end of
                                         period        and expenses       recoveries      Subsidiary     period
                                      ------------   ---------------   ----------------   ----------   ----------
December 31, 2004:
(Restated)
Allowance for doubtful accounts           1,275           1,066               (416)             --        1,925
December 31, 2005:
(Restated)
Allowance for doubtful accounts           1,925           1,059             (1,567)             --        1,417
December 31, 2006:
Allowance for doubtful accounts           1,417             418               (397)           (713)         725
December 31, 2004:
Valuation allowance                      61,641          11,941                 --              --       73,582
December 31, 2005:
Valuation allowance                      73,582           7,342                 --              --       80,924
December 31, 2006:
Valuation allowance                      80,924           6,151                 --         (57,053)      30,022

                                  EXHIBIT INDEX

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

10(e)(1)    -- Restricted Stock Agreement, dated February 25, 1988, between the
               Registrant and Thomas H. Quinn.

10(f)(1)    -- Stock Purchase Agreement, dated June 1, 1988, between Leucadia
               Investors, Inc. and John W. Jordan, II.

10(g)(1)    -- Zero Coupon Note, dated June 1, 1988, issued by John W. Jordan,
               II to Leucadia Investors, Inc.

10(h)(1)    -- Pledge, Security and Assignment Agreement, dated June 1, 1988 by
               John W. Jordan, II.

10(i)       -- Amended and Restated Non-Negotiable Subordinated Note, dated as of June 30, 2002, issued by Pamco Printed Tape and Label (f/k/a Pamco Holdings, Inc.) in the initial principal amount of $6,112,501.

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

10(r)(14)   -- Non-Negotiable Subordinated Note, dated as of June 2, 2000, issued by Instachange (f/k/a IDL Holdings Limited) in the initial principal amount of $3,714,285 (Canadian Dollars).

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

12          -- Statements re. Computation of Ratios.

21          -- Subsidiaries of the Registrant.

31(a)       -- Certification of John W. Jordan II

31(b)       -- Certification of Lisa M. Ondrula

32(a)       -- Certification of John W. Jordan II pursuant to Section 906 of The
               Sarbanes-Oxley Act of 2002.

32(b)       -- Certification of Lisa M. Ondrula pursuant to Section 906 of The
               Sarbanes-Oxley Act of 2002.

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

(3)            Incorporated by reference to the Company's 1988 Form 10-K.

(4)            Incorporated by reference to the Company's 1989 First Quarter
               Form 10-Q.

(5)            Incorporated by reference to the Company's Form 8-K filed April
               1, 1999.

(6)            Incorporated by reference to the Company's 1990 Third Quarter
               Form 10-Q.

(7) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-34529) filed September 9, 1997.

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