Form 10-Q
period 2007-03-31
JORDAN INDUSTRIES INC
filed 2007-05-15
CIK 839484

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2007                 Commission File Number 33-24317

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

     Large Accelerated Filer     Accelerated Filer     Non-Accelerated Filer  X
                             ---                   ---                       ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

                                 Yes     No  X
                                     ---    ---

     The number of shares outstanding of Registrant's Common Stock as of May 15, 2007: 100,511.2249.

                             JORDAN INDUSTRIES, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I. Financial Information
   Item 1. Financial Statements
      Condensed Consolidated Balance Sheets at March 31, 2007
         (Unaudited) and December 31, 2006                                  3
      Condensed Consolidated Statements of Operations for the Three
         Months Ended March 31, 2007 and 2006 (Unaudited)                   4
      Condensed Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2007 and 2006 (Unaudited)                   5
      Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                        6
   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  13
   Item 3. Quantitative and Qualitative Disclosures About Market Risk      16
   Item 4. Controls and Procedures                                         16

Part II. Other Information                                                 18
   Item 1. Legal Proceedings
   Item 1A. Risk Factors
   Item 2. Unregistered Sales of Equity Securities and Use of
           Proceeds
   Item 3. Defaults Upon Senior Securities
   Item 4. Submissions of Matters to a Vote of Security Holders
   Item 5. Other Information
   Item 6. Exhibits

                             JORDAN INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                  March 31,    December 31,
                                                                     2007          2006
                                                                 -----------   ------------
                                                                 (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                       $ 39,285      $177,677
   Accounts receivable, net                                          25,674        23,897
   Inventories                                                       17,208        17,929
   Assets of discontinued operations (See Note E)                     8,207        10,144
   Income tax receivable                                                521           521
   Investment in and advances to affiliates                           8,500         8,500
   Prepaid expenses and other current assets                          4,888         5,320
                                                                   --------      --------
      Total Current Assets                                          104,283       243,988

   Property, plant and equipment, net                                20,496        20,918
   Investments in and advances to affiliates                          2,011         2,006
   Goodwill, net                                                     37,694        37,694
   Other assets                                                       6,484         7,123
                                                                   --------      --------
      Total Assets                                                 $170,968      $311,729
                                                                   ========      ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable                                                $ 10,169      $ 10,797
   Accrued liabilities                                               32,299        45,386
   Liabilities of discontinued operations (See Note E)                8,436        12,592
   Current portion of long-term debt                                 78,683       209,061
                                                                   --------      --------
      Total Current Liabilities                                     129,587       277,836

Long-term debt, less current portion                                 98,077        97,987
Other non-current liabilities                                        29,712        26,367
Deferred income taxes                                                 1,092         1,092
Preferred stock                                                         532            --

Shareholders' Equity (net capital deficiency):
   Common stock $.01 par value: 110,000 shares authorized;
      issued and outstanding - 100,511 shares in 2007 and 2006            1             1
   Additional paid-in capital                                         2,120         2,120
   Accumulated other comprehensive income                             2,263         2,188
   Accumulated deficit                                              (92,416)      (95,858)
   Note receivable from shareholder                                      --            (4)
                                                                   --------      --------
      Total Shareholders' Deficit                                   (88,032)      (91,553)
                                                                   --------      --------
      Total Liabilities and Shareholders' Deficit                  $170,968      $311,729
                                                                   ========      ========

See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                             March 31,
                                                        ------------------
                                                          2007      2006
                                                        -------   -------
Net sales                                               $35,786   $67,107
Cost of sales, excluding depreciation                    27,695    51,765
Selling, general and administrative expenses,
   excluding depreciation                                 6,237    13,040
Depreciation                                                934     1,661
Amortization                                                  5        29
Income from sale of affiliates (See Note K)              (3,000)   (4,612)
Management fees and other                                (1,149)       35
                                                        -------   -------
Operating income                                          5,064     5,189

Other (income) expenses:
   Interest expense                                       3,620     4,508
   Interest income                                         (412)       (9)
   Gain on sale of assets (See Note L)                       --    (6,306)
   Gain on early extinguishment of debt (See Note O)     (3,566)       --
   Other                                                   (122)      474
                                                        -------   -------
                                                           (480)   (1,333)
                                                        -------   -------
Income from continuing operations before income taxes     5,544     6,522
Provision for income taxes                                  300       927
                                                        -------   -------
Income from continuing operations                         5,244     5,595

Discontinued operations:
   Loss from discontinued operations, net of tax (See
      Note E)                                              (392)   (1,250)
                                                        -------   -------
Net Income                                              $ 4,852   $ 4,345
                                                        =======   =======

See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                           March  31,
                                                                                      -------------------
                                                                                         2007       2006
                                                                                       --------   -------
Cash flows from operating activities:
   Net income                                                                             4,852     4,345
      Adjustments to reconcile net income to net cash used in operating activities:
         Gain on sale of affiliates (See Note K)                                         (3,000)   (4,612)
         Gain on early extinguishment of debt (See Note O)                               (3,566)       --
         Depreciation and amortization                                                      939     1,690
         Amortization of deferred financing fees                                            724       968
         Non-cash interest expense                                                        1,957     1,961
         Deferred income taxes                                                               --      (153)
         Gain on disposal of fixed assets                                                  (123)   (5,496)
         Cash flows from operating activities of discontinued operations                     46     3,742
         Other                                                                                5      (313)
         Changes in operating assets and liabilities:
            Decrease/(increase) in current assets                                         1,312   (10,870)
            Decrease in current liabilities                                             (17,350)   (2,595)
            Increase in non-current assets                                                  (94)      (13)
            Decrease in non-current liabilities                                              --       (59)
                                                                                       --------    ------
               Net cash used in operating activities                                    (14,298)  (11,405)

Cash flows from investing activities:
   Proceeds from sale of fixed assets                                                       150     6,315
   Capital expenditures                                                                    (506)   (1,456)
   Net proceeds from sale of affiliates (See Note K)                                      3,000    29,565
   Cash flows from investing activities of discontinued operations                           (4)      (76)
                                                                                       --------    ------
               Net cash provided by investing activities                                  2,640    34,348

Cash flows from financing activities:
   Proceeds from/(payment of) revolving credit facilities, net                              109   (10,028)
   Payment of long-term debt                                                           (127,189)   (9,801)
   Proceeds from other borrowings                                                           299       178
   Cash flows from financing activities of discontinued operations                          (42)   (9,607)
                                                                                       --------    ------
                  Net cash used in financing activities                                (126,823)  (29,258)

Effect of exchange rate changes on cash of continuing operations                             89       880
Effect of exchange rate changes on cash of discontinued operations                           --      (192)
                                                                                       --------    ------
Net decrease in cash and cash equivalents                                              (138,392)   (5,627)
Cash and cash equivalents at beginning of period                                        177,677    15,699
                                                                                       --------    ------
Cash and cash equivalents at end of period                                               39,285    10,072
                                                                                       ========    ======

See accompanying notes to condensed consolidated financial statements.

                             JORDAN INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        (ALL DOLLAR AMOUNTS IN THOUSANDS)

A. Organization

The unaudited condensed consolidated financial statements, which reflect all adjustments that management believes necessary to present fairly the results of interim operations and are of a normal recurring nature, should be read in conjunction with the Notes to the Consolidated Financial Statements (including the Summary of Significant Accounting Policies) included in the Company's audited consolidated financial statements for the year ended December 31, 2006, which are included in the Company's Annual Report filed on Form 10-K for such year (the "2006 10-K"). Results of operations for the interim periods are not necessarily indicative of annual results of operations.

B. Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of Jordan Industries, Inc. and its subsidiaries. Material intercompany transactions and balances are eliminated in consolidation. Certain amounts in the prior year financial statements have been reclassified to conform to the 2007 presentation.

The Company has recorded income tax expense of $0.3 million for the three months ended March 31, 2007 primarily attributable to foreign taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FIN 48, the Company recognized an increase of $1.4 million in other non-current liabilities related to uncertain tax benefits, and a corresponding decrease in the beginning accumulated deficit as required by FIN 48. The entire $1.4 million, if recognized, would affect the effective tax rate. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.

The Internal Revenue Service has examined our federal income tax returns for the tax years 2003 and 2004. No changes were made to the reported tax for such periods. Most major state and foreign jurisdictions remain subject to examination for tax years 2003 and later.

Our policy is that we recognize interest expense and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any material interest expense or penalties recognized during the quarter.

In September 2006, the FASB issued Statement of Financial Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial position and/or results of operations.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"), which permits all entities to choose to measure eligible financial instruments at fair value at specific election dates. SFAS No. 159 requires companies to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial position and results of operations, but does not believe the effect will be material.

C. Inventories

Inventories are summarized as follows:

                  March 31,   December 31,
                     2007         2006
                  ---------   ------------
Raw materials      $ 5,657       $ 6,010
Work-in-process        643           629
Finished goods      10,908        11,290
                   -------       -------
                   $17,208       $17,929
                   =======       =======

D. Comprehensive Income

Total comprehensive income for the three months ended March 31, 2007 and 2006 was as follows:

                               Three Months ended
                                   March 31,
                               ------------------
                                  2007     2006
                                 ------   ------
Net income                       $4,852   $4,345
Foreign currency translation         75      946
                                 ------   ------
Comprehensive income             $4,927   $5,291
                                 ======   ======

E. Discontinued Operations

In January 2004, the Company sold the remaining operations of JII Promotions and agreed to wind down all remaining activities of the Company. In July 2006 the Company sold Pamco Printed Tape and Label Company and in October 2006 the Company sold Seaboard Folding Box Company. In addition, the Company has definitively decided to sell Valmark Industries. Historically, these four subsidiaries were the operating components of the Specialty Printing and Labeling Group. Due to the sale, or the decision to sell, all of the companies in the group, the Specialty Printing and Labeling Group have been classified as discontinued operations in the Company's financial statements in all periods presented.

In November 2006, the Company's wholly owned subsidiary, Motors and Gears Holdings, Inc. sold the operating subsidiaries of its wholly-owned subsidiary, Kinetek, Inc. Kinetek, Inc. was comprised of six operating companies in the motors and controls industries. The Kinetek, Inc. operating subsidiaries were sold to the Resolute Fund, a related party for cash proceeds of $445,400 prior to certain fees and expenses. As the Company has no continuing involvement in Kinetek, Inc., the financials have been classified as discontinued operations in all periods presented. Motors and Gears Holdings, Inc. remained in tact after the sale of Kinetek, Inc., and was liquidated during the first quarter of 2007. As a result, the financial statements of Motors and Gears Holdings are included as discontinued operations in the Company's financial statements in all periods presented.

In December of 2006, Welcome Home LLC, a wholly owned subsidiary of the Company sold certain assets including the trade name of Cape Craftsmen ("Cape"), its wholesale division, to Evergreen Enterprises, Inc. for a purchase price of up to $0.75 million. Welcome Home ceased operations under the Cape Craftsmen name and retained certain accounts receivable and real estate obligations related to Cape. As of December 31, 2006, Welcome Home LLC closed all of its retail locations and ceased operations. All retail employees were terminated and remaining fixed assets and other salable assets will be sold or disposed of during the first half of 2007. Due to the above factors, Welcome Home LLC and its wholesale division, Cape Craftsmen, have been classified as a discontinued operation in the Company's financial statements in all periods presented. Each of the above transactions was evaluated using the guidance in Statement of Financial Accounting Standards ("SFAS") No. 144 and in each case was found to meet the criteria of a discontinued operation. As such, prior period amounts have been restated to reflect the above as discontinued operations.

Summarized selected financial information for the discontinued operations are as follows:

                            Three months ended
                                  March 31,
                            ------------------
                               2007     2006
                              -----   -------
Revenues                      4,457   111,503
Loss from discontinued
   Operations, net of tax      (392)   (1,250)

The major classes of assets and liabilities of the discontinued operations are as follows:

                                            March 31,   December 31,
                                               2007         2006
                                            ---------   ------------
Current assets                                $6,848       $ 8,637
Property, plant and equipment, net             1,322         1,470
Other long-term assets                            37            37
                                              ------       -------
   Assets of discontinued operations           8,207        10,144

Current portion of long-term debt                168           168
Other current liabilities                      6,255         8,179
Long-term debt                                   122           164
Other non-current liabilities                  1,891         4,081
                                              ------       -------
   Liabilities of discontinued operations     $8,436       $12,592

F. Additional Purchase Price Agreements

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

G. Pension Plans and Other Post-Retirement Benefit Plans

The Company retains a defined benefit plan related to JII Promotions, a subsidiary of the Specialty Printing and Labeling group, which covers substantially all of the former employees of that subsidiary. The Company also had two defined benefit plans at Alma, a subsidiary of the Jordan Auto Aftermarket group. As a result of the sale of the Auto

Aftermarket group in December 2006, the Company does not include the pension related liabilities of Alma in its March 31, 2007 and December 31, 2006 balance sheets. However, the operating results of Alma are included in the Company's operating results until the date of sale. Accordingly, the components of net periodic benefit cost for the Company's pension plans for the three months ended March 31, 2007 and 2006 were as follows:

                                 Three Months Ended
                                      March 31,
                                 ------------------
                                    2007   2006
                                    ----   -----
Service cost                        $ --   $ 183
Interest cost                         24     325
Expected return on plan assets       (21)   (335)
Prior service costs recognized        --      11
Recognized net actuarial loss          6      50
                                    ----   -----
   Net periodic benefit cost        $  9   $ 234
                                    ====   =====

The Company had one retiree health care plan at Alma that covered substantially all of the employees of this subsidiary. The plan provided for certain medical and prescription drug benefits for those individuals that choose to participate in the plan. The components of net periodic benefit cost for the Company's post-retirement healthcare benefit plans for the three months ended March 31, 2007 and 2006 were as follows:

                                 Three Months Ended
                                      March 31,
                                 ------------------
                                     2007   2006
                                     ----   ----
Service cost                          $--   $ 41
Interest cost                          --     69
Prior service costs recognized         --      2
Recognized net actuarial loss          --     23
                                      ---   ----
   Net periodic benefit cost          $--   $135
                                      ===   ====

H. Business Segment Information

Summary financial information included in the financial statements of the Company is as follows:

                                                Year ended March 31,
                                                --------------------
                                                    2007      2006
                                                  -------   -------
Net Sales:
   Jordan Specialty Plastics                      $34,761   $34,507
   Jordan Auto Aftermarket                             --    31,992
   GramTel                                          1,025       608
                                                  -------   -------
      Total                                        35,786    67,107

Operating income (loss):
   Jordan Specialty Plastics                        1,133     1,023
   Jordan Auto Aftermarket                             --      (188)
   GramTel                                            163        91
                                                  -------   -------
      Total business segment operating income       1,296       926
   Corporate income                                 3,768     4,263
                                                  -------   -------
      Total consolidated operating income         $ 5,064   $ 5,189

I. Management Discussion of Liquidity

As discussed in the 2006 10-K, the Company has experienced operating losses in recent years and the Company has used cash in operating activities. Additionally, at March 31, 2007, the Company has negative working capital from continuing operations of $25.1 million. This has caused the Company's executive management to evaluate various options to improve the Company's liquidity. To this end, the Company has restructured some of its outstanding debt through the Exchange Offer discussed in the 2006 10-K and the Modification and Waiver Agreements also discussed in the 2006 10-K. The effect of these transactions has been to reduce cash paid for interest in the current year as well as to provide for further reductions in debt maturity payments if certain financial performance is not achieved. In addition, the Company expects improved operating performance in all remaining businesses as compared to the prior year on a consolidated basis in the coming quarters. Specifically, new product development and the continued shift of manufacturing to China in the Jordan Specialty Plastics group is expected to improve results. Further, the Company has evaluated its holdings of investments in affiliates and, when appropriate, will sell certain investments, similar to the sale of the Company's investments in DMS Holdings Inc, Mabis Healthcare Holdings Inc., Flavor and Fragrance Holdings Inc., Fleet Graphics Holdings and JIR Broadcast, Inc. as described in the 2006 10-K and the Company's quarterly filings. The Company believes that through its efforts discussed above, in conjunction with opportunistic sale of assets, refinancings or market transactions, the Company will have sufficient liquidity to meet its obligations in the current year. The Company has debt that matures in the current year. The Company is contemplating various avenues of refinancing or repaying this debt, and management is confident that it will do so prior to maturity. If the Company is unable to refinance or enter into a transaction that allows it to pay off this debt, then there is substantial doubt about the Company's ability to continue as a going concern.

J. Sale of Subsidiaries

On July 31, 2006, the Company sold Pamco Printed Tape & Label Company ("Pamco") to Pamco's management team for net cash proceeds of $19,199. Pamco was a member of the Specialty Printing and Labeling Group and is a manufacturer and distributor of a wide variety of printed tapes and labels. The Company recognized a gain of $14,693, net of tax, related to the sale of Pamco during the third quarter of 2006. The operating results of Pamco have been classified as discontinued operations in the Company's financial statements in the first quarter of 2006.

On October 2, 2006, the Company sold its ownership in Seaboard Folding Box Corporation ("Seaboard") for net proceeds of $6,750. Seaboard was a member of the Specialty Printing and Labeling group and is a manufacturer of printed folding cartons and boxes, insert packaging and blister pack cards. The Company recognized a loss of $3,165, net of tax, related to the sale of Seaboard during the fourth quarter of 2006. The operating results of Seaboard have been classified as discontinued operations in the Company's financial statements in the first quarter of 2006.

On November 10, 2006, the Company completed the sale of the operating subsidiaries of Kinetek, Inc. ("Kinetek") to Kinetek Acquisition Corp., a subsidiary of The Resolute Fund, L.P, a related party. The sale price was $445,407 prior to certain fees and expenses. The Resolute Fund is managed and operated by The Jordan Company in New York. The Company recorded a gain on this transaction of $165,134, net of tax, in the fourth quarter of 2006. The results of operations of Kinetek have been classified as discontinued operations in the Company's financial statements in the first quarter of 2006.

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

K. Affiliate Transactions

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

JIR Broadcast was sold on February 28, 2006 and resulted in cash proceeds to the Company of $30,250, a small portion of which was received in December 2005. The proceeds included repayment of amounts previously loaned to and paid on behalf of, JIR Broadcast of $15,610, accrued interest of $9,187, accrued and unpaid management fees of $1,679, a fee for the termination of the management fee agreement of $3,400, and reimbursement of expenses incurred by the Company during the sale process of $374. Income of $14,453 was recorded in the Company's financial statements during 2005 related to the JIR Broadcast sale due to reversal of reserves previously recorded by the Company against the loans, interest on its loans, and the recognition of management fee income from JIR Broadcast which was not previously accrued. In 2006, the Company recorded income of $4,620, of which $4,612 was recorded during the first quarter of 2006, related to the termination of the management fee agreement, interest income, management fees earned by the Company up to the date of sale, and other closing amounts. In March 2007, the Company received additional proceeds of $3,000 upon final settlement of an escrow established at the closing of this transaction.

L. Sale of Assets.

In March 2006, the Company sold to related parties certain fully depreciated non-operating assets for $6,405 before fees and expenses related to the transactions. The sales price was determined by an independent third party. The proceeds were used to repay long-term debt on these assets of $3,834. After giving consideration to fees associated with the transaction, the Company recorded a gain of $6,306 in the first quarter of 2006.

M. Liquidation of Subsidiary

On January 11, 2007, the Company liquidated its wholly-owned subsidiary, Motors and Gears Holdings, Inc. Motors and Gears Holdings, Inc. was the parent of Kinetek, Inc. which sold its operating subsidiaries in November of 2006 (See Note J). Upon liquidation, cash of $132,482 and an investment in JZ International valued at $8,500 were transferred to the Company to retire all intercompany amounts owed to the Company and in redemption of the Motors and Gears Holdings stock held by the Company.

N. Issuance of Preferred Stock

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

O. Early Extinguishment of Debt

On January 12, 2007, the Company voluntarily redeemed $125,000 of 13% Exchange Notes due April 2007. The notes were redeemed at face value plus accrued interest to the date of redemption. The Company recorded a gain of $3,566 during the first quarter of 2007 as a result of this transaction.

P. Subsequent Event

On April 1, 2007, JII Holdings LLC and JII Holdings Finance Corporation, both wholly owned subsidiaries of the Company, issued a $4,000, 13% Senior Demand Note ("Demand Note") to a holder of the Company's 13% Exchange Notes. The Demand Note was issued as a replacement debt instrument for $4,000 of face value of 13% Exchanges Notes maturing on that date. All interest due and owing on the Exchange Notes, up to the date of the replacement, was paid in full. The Demand Note bears interest at 13% per annum and requires semi annual interest payments on February and August 1st of each year. The principal amount of the Demand Note is due in full or in part, as demanded by the holder of the Demand Note, at anytime on or after April 1, 2007.

On April 2, 2007, the Company retired the remaining $44,333 of outstanding 13% Exchange Notes upon their maturity. The notes were retired at face value plus accrued interest to the date of maturity. The Exchange Notes were guaranteed by the Company and certain of the Company's subsidiaries on a full and unconditional and joint and several basis. Upon the retirement of the remaining Exchange Notes, these guarantees were effectively eliminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-Q. For additional information, see "Item 1A - Risk Factors", in the Company's annual report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Summarized below are the historical net sales, operating income and operating margin (as defined below) for each of the Company's businesses and business units for the three months ended March 31, 2007 and 2006. As a result of the sale of JII Promotions in January 2004, the sale of Pamco in July 2006, the sale of Seaboard in October 2006 and the Company's intent to sell Valmark during 2007, the entire Specialty Printing and Labeling segment has been reported as discontinued operations. Due to the sale of Kinetek in November 2006, this segment has also been reported as discontinued operations. In December 2006, Welcome Home LLC, a wholly owned subsidiary of the Company, sold certain assets and ceased all other operations which caused it to also be reported as a discontinued operation. The guidelines set forth in Statement of Financial Accounting Standards ("SFAS") No. 144 were used to determine the proper classification of these entities. All subsidiaries and business segments classified as discontinued, have been excluded from the information shown below. The following discussion reviews the following business groups and certain of the consolidated financial data for the Company.

                             Three Months Ended
                                   March 31,
                             ------------------
                               2007      2006
                             -------   -------
NET SALES:
Jordan Specialty Plastics    $34,761   $34,507
Jordan Auto Aftermarket(a)        --    31,992
GramTel                        1,025       608
                             -------   -------
   Total                     $35,786   $67,107
                             =======   =======
OPERATING INCOME (LOSS):
Jordan Specialty Plastics    $ 1,133   $ 1,023
Jordan Auto Aftermarket(a)        --      (188)
GramTel                          163        91
                             -------   -------
   Total(b)                  $ 1,296   $   926
                             =======   =======
OPERATING MARGIN(C)
Jordan Specialty Plastics        3.3%      3.0%
Jordan Auto Aftermarket(a)       0.0%     (0.6%)
GramTel                         15.9%     15.0%
                             -------   -------
   Total                         3.6%      1.4%

----------
(a) The Jordan Auto Aftermarket group was sold on December 29, 2006. The nature of this transaction does not qualify for treatment as discontinued operations. Therefore, the results of operations for this segment are included in the consolidated results of continuing operations through the date of sale.

(b) Before corporate income of $3,768 and $4,263 for the three months ended March 31, 2007 and 2006, respectively.

(c)  Operating margin is operating income (loss) divided by net sales.

CONSOLIDATED RESULTS. (See Condensed Consolidated Statement of Operations.)

For the purpose of discussing the continuing consolidated results of operations, the following businesses are included in the Company's income statement during 2007. Jordan Specialty Plastics includes Deflecto, Sate-Lite and Beemak and is included in continuing operations for all periods presented. Jordan Automotive Aftermarket was sold on December 29, 2006 and does not meet the qualifications of a discontinued business segment under Statement of Financial Accounting Standards ("SFAS") No. 144, therefore, the results of operations for the three operating companies in this segment, Dacco, Alma and Atco, are included in the Company's results from continuing operations in all periods presented up to their sale date of December 29, 2006 including the first quarter of 2006. GramTel is included in continuing operations for all periods presented.

Net sales for continuing operations decreased $31.3 million, to $35.8 million for the first quarter of 2007 from $67.1 million last year. The primary reason for the decrease was the sale of Jordan Auto Aftermarket which had sales of $32.0 million in the first quarter of 2006. Excluding this business group, net sales would have increased $0.7 million or 1.9% to $35.8 million from $35.1 million for the same period last year. The increase in sales was due to increased sales at GramTel of $0.4 million and increased sales of $0.3 million at Jordan Specialty Plastics. Sales at GramTel increased due to the acquisition of several new customers. Sales at Jordan Specialty Plastics increased due to market share gains and selling price increases. Partially offsetting this increase at Jordan Specialty Plastics was a decrease in sales of bike related products due to aluminum wheels and reflector competition.

Operating income from continuing operations decreased $0.1 million, or 2.4%, to $5.1 million for the first quarter of 2007 from $5.2 million for the same period last year. Excluding Jordan Auto Aftermarket, operating income decreased $0.3 million, or 5.8%, to $5.1 million for the first quarter of 2007 from $5.4 million for the same period last year. Operating income at Jordan Specialty Plastics increased $0.1 million primarily as a result of selling price increases. This was offset by $4.6 million of income from the sale of affiliates in 2006 and $4.1 million from management fees and other in 2007.

JORDAN SPECIALTY PLASTICS. As of March 31, 2007, the Jordan Specialty Plastics group ("JSP") consisted of Beemak, Sate-Lite, and Deflecto.

Net sales increased $0.3 million, or 0.7%, to $34.8 million for the first quarter of 2007 from $34.5 million for the same period last year. Sales at Jordan Specialty Plastics increased due to market share gains and selling price increases. Partially offsetting this increase was a decrease in sales of bike related products due to aluminum wheels and reflector competition.

Operating income increased $0.1 million, or 10.8%, to $1.1 million for the first quarter of 2007 from $1.0 million for the same period last year. Operating income increased as a result of increased selling prices and improved operational performance. The Company continues to pursue cost reduction initiatives and price increases to overcome the increased raw material cost.

JORDAN AUTO AFTERMARKET. The Jordan Auto Aftermarket group was sold on December 29, 2006. Operations for this group are included in financial results of the Company through the date of sale. At the date of sale, the Jordan Auto Aftermarket group consisted of Dacco, Alma and Atco. In the first quarter of 2006, the Jordan Auto Aftermarket group contributed sales and an operating loss of $32.0 million and $0.2 million, respectively.

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

Net sales at GramTel increased $0.4 million, or 68.6%, to $1.0 million for the first quarter of 2007 from $0.6 million for the same period last year. Sales at GramTel increased due to the acquisition of several new customers.

Operating income increased $0.1 million to $0.2 million for the first quarter of 2007 from $0.1 million for the same period last year. Increased operating income at GramTel is the result of higher sales volumes and various cost containment measures.

     Liquidity and Capital Resources.

In general, the Company requires liquidity for working capital, capital expenditures, interest, taxes, debt repayment and its acquisition strategy. Of primary importance are the Company's working capital requirements, which increase whenever the Company experiences strong incremental demand or geographical expansion.

The Company had approximately $(25.1) million of working capital from continuing operations at March 31, 2007, compared to approximately $(31.4) million at December 31, 2006. The negative working capital in 2007 and 2006 is the result of the reclassification of Jordan Industries Senior Notes and JII Holdings Exchange Notes from long term to current based on their maturity date. The Company retired the Exchange Notes as of their maturity date and is currently contemplating various avenues of redeeming or refinancing the Senior Notes, and management is confident that it will do so prior to maturity.

Operating activities. Net cash used in operating activities for the three months ended March 31, 2007 was $14.3 million compared to net cash used in operating activities of $11.4 million during the same period in 2006.

Investing activities. Net cash provided by investing activities for the three months ended March 31, 2007 was $2.6 million compared to net cash provided by investing activities of $34.3 million during the same period in 2006. In 2006, the increase in net cash provided by investing activities was primarily due to net proceeds of $29.6 million from the sale of an affiliate and $6.3 million from the sale of non-operating fixed assets. This is compared to $3.0 million from the sale of an affiliate and $0.2 million of proceeds from the sale of fixed assets in 2007.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2007 was $126.8 million compared to net cash used in financing activities of $29.3 million during the same period in 2005. The increase in cash used in financing activities is primarily due to redemption of $125.0 million of the Company's 13% Exchange Notes in January 2007.

On December 29, 2006, the Company and its subsidiaries extended its credit agreement with Wachovia Capital Finance ("Wachovia"), under which the Company is able to borrow up to $35.0 million, restricted by the value of certain assets, to fund acquisitions, provide working capital and for other general corporate purposes. The credit agreement matures in 2009. The agreement is secured by a first priority security interest in substantially all of the Company's assets. As of March 31, 2007, the Company had approximately $12.0 million of available funds under this arrangement.

The Company may, from time to time, use cash, including cash generated from borrowings under its credit agreement, to purchase its 11 3/4% Senior Subordinated Discount Debentures due 2009, its 10 3/8% Senior Notes due 2007, or any combination thereof, through open market purchases, privately negotiated purchases or exchanges, tender offers, redemptions or otherwise, and may, from time to time, pursue various refinancing or financial restructurings, including pursuant to consent solicitations and waivers involving those securities, in each case, without public announcement or prior notice to the holders thereof, and if initiated or commenced, such purchases or offers to purchase may be discontinued at any time. On January 12, 2007, the Company, pursuant to a voluntary redemption, repurchased $125.0 million face value of its 13% Exchange Notes due 2007. The proceeds from the Company's sale of Kinetek in November 2006 was the primary source of funding for this redemption. The Company recorded a gain of $3.6 million during the first quarter of 2007 related to this transaction. On April 1, 2007 and April 2, 2007, the Company redeemed all remaining $48,333 face value of its 13% Exchange Notes (see Note P).

As discussed in the 2006 10-K, the Company has experienced operating losses in recent years and the Company has used cash in operating activities. Additionally, at March 31, 2007, the Company has negative working capital from continuing operations of $25.1 million. This has caused the Company's executive management to evaluate various options to improve the Company's liquidity. To this end, the Company has restructured some of its outstanding debt through the Exchange Offer discussed in the 2006 10-K and the Modification and Waiver Agreements also discussed in the 2006 10-K. The effect of these transactions has been to reduce cash paid for interest in the current year as well as to provide for further reductions in debt maturity payments if certain financial performance is not achieved. In addition, the Company expects improved operating performance in all remaining businesses as compared to the prior year on a consolidated basis in the coming quarters. Specifically, new product development and the continued shift of manufacturing to China in the Jordan Specialty Plastics groups are expected to improve results. Further, the Company has evaluated its holdings of investments in affiliates and, when appropriate, will sell certain investments, similar to the sale of the Company's investments in DMS Holdings Inc, Mabis Healthcare Holdings Inc., Flavor and Fragrance Holdings Inc., Fleet Graphics Holdings and JIR Broadcast, Inc. as described in the 2006 10-K and the Company's quarterly filings. The Company believes that through its efforts discussed above, in conjunction with opportunistic sale of assets, refinancings or market transactions, the Company will have sufficient liquidity to meet its obligations in the current year. The Company has debt that matures in the current year. The Company is contemplating various avenues of refinancing or repaying this debt, and management is confident that it will do so prior to maturity. If the Company is unable to refinance or enter into a transaction that allows it to pay off this debt, then there is substantial doubt about the Company's ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's debt obligations are primarily fixed-rate in nature and, as such, are not sensitive to changes in interest rates. At March 31, 2007, the Company had $0.3 million of variable rate debt outstanding. A one-percentage point increase in interest rates would increase the annual amount of interest paid by approximately $3 thousand. The Company does not believe that its market risk financial instruments on March 31, 2007 would have a material effect on future operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None

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

                                        JORDAN INDUSTRIES, INC.


May 15, 2007                            By: /s/ Lisa M. Ondrula
                                            ------------------------------------
                                            Lisa M. Ondrula
                                            Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                 DESCRIPTION
-------   ---------------------------------------------------------------------
31(a)     Certificate of Chief Executive Officer pursuant to Rule 13a-14 (a) or
          Rule 15d-14 (a)
31(b)     Certificate of Chief Financial Officer pursuant to Rule 13a-14 (a) or
          Rule 15d-14 (a)
32(a)     Certification of John W. Jordan II pursuant to Section 1350.
32(b)     Certification of Lisa M. Ondrula pursuant to Section 1350.